Form 10-Q
period 2001-09-30
RP ENTERTAINMENT INC
filed 2001-11-14
CIK 1142488

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

Mark one

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                     For the period ended September 30, 2001


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OF 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______to ________


                                    333-63352
                             ---------------------
                             Commission File Number


                             RP ENTERTAINMENT, INC.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Nevada                                                  93-1221399
          ------                                                  ----------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

                             RP ENTERTAINMENT, INC.
                      1900 Avenue of the Stars, Suite 1450
                          Los Angeles, California 90067
                         ------------------------------
               (Address of principal executive office) (Zip Code)

                                 (310) 277-1250
                                 --------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.     Yes (X) No ( )

The number of shares outstanding of the registrant's common stock as of November 8, 2001 was 5,178,000.

                             RP ENTERTAINMENT, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          QUARTERLY REPORT ON FORM 10-Q
     FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2000 AND 2001
            AND FROM INCEPTION ON JULY 11, 1996 TO SEPTEMBER 30, 2001



                                Table of Contents
                                -----------------



ITEM NO.  DESCRIPTION                                                      PAGE
--------  -----------                                                      ----

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

        Balance Sheets as of December 31, 2000 and
        September 30, 2001...............................................     1

        Statements of Operations for the Three and Nine Month Periods Ended September 30, 2000 and 2001 And from Inception on July 11, 1996 to
        September 30, 2001...............................................     2

        Statement of Changes in Stockholders' Equity
        (Deficit) for the Periods Ended September 30, 2001...............     3

        Statements of Cash Flows for the Nine Month
        Periods Ended September 30, 2000 and 2001 and from
        Inception on July 11,  1996 to September 30, 2001................     4

        Notes to Financial Statements....................................   5-9

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations..............................    10


                           PART II - OTHER INFORMATION


Item 1. Legal Proceedings................................................    12

Item 2. Changes in Securities and Use of Proceeds........................    12

Item 3. Defaults Upon Senior Securities..................................    12

Item 4. Submission of Matters to a Vote of Security Holder...............    12

Item 5. Other Information................................................    12

Item 6. Exhibits and Reports on Form 8-K.................................    12

Signatures...............................................................    12


                         PART I - FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS

                                    RP ENTERTAINMENT, INC.
                             (A DEVELOPMENT STAGE ENTERPRISE)
                                       BALANCE SHEET


                                           ASSETS

                                                            December 31,       September 30,
                                                               2000                 2001
                                                              -------               ----
                                                                                (Unaudited)
Current assets:
  Cash and cash equivalents                                 $  25,052            $  50,087
  Investment in marketable securities                          69,219                    0
  Related party receivable                                      4,500                4,500
  Prepaid registration expense                                      0               10,000
                                                              -------              -------
          Total current assets                                 98,771               64,587

Property and equipment:
  Net of accumulated depreciation                                 317                    0
                                                              -------              -------
          Total property and equipment                            317                    0
                                                              -------              -------

          Total assets                                      $  99,088            $  64,587
                                                               ======              =======



                               LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities                                                 $       0            $       0
                                                               ------              -------
Stockholders' equity:
  Common stock, $001 par value authorized
    50,000,000 shares, issued and outstanding
    5,178,000 shares                                        $   5,178            $   5,178
  Additional paid-in capital                                  324,822              324,822
  Accumulated other comprehensive income                       (2,746)              (9,735)
  Deficit accumulated during development stage               (228,166)            (255,678)
                                                              -------              -------

          Total stockholders' equity                           99,088               64,587
                                                              -------              -------
                                                            $  99,088            $  64,587
                                                               ======              =======


                                      See Accompanying Notes




                                        RP ENTERTAINMENT, INC.
                                 (A DEVELOPMENT STATE ENTERPRISE)
                               STATEMENT OF OPERATIONS AND DEFICIT
                          ACCUMULATED DURING DEVELOPMENT STAGE (UNAUDITED)

                                            Three               Nine            Cumulative From
                                        Months Ended        Months Ended          Inception on
                                        September 30,       September 30,       July 11, 1996 to
                                      2000        2001     2000       2001     September 30, 2001
                                      ----        ----     ----       ----     ------------------

Costs and Expenses:
  General and administrative
    Expenses                       $ (3,667)  $ (7,120)  $(10,152) $(23,952)        $(348,453)
                                   ---------  ---------  --------- ---------        ----------

Other income (expense):
  Lawsuit settlement                                                                  100,000
  Other                                 436     (3,009)    1,265     (2,760)            2,636
                                   ---------  ---------  --------- ---------        ----------
                                        436     (3,009)    1,265     (2,760)          102,636
                                   ---------  ---------  --------- ---------        ----------

Income (loss) before cumulative
  effect of change in accounting
  principle                          (3,231)   (10,129)   (8,887)   (26,712)         (245,817)

Cumulative effect of a change in
  accounting principles net of
  income taxes                            0          0         0          0            (4,261)
                                   ---------  ---------  --------- ---------        ----------

Income (loss)  before taxes          (3,231)   (10,129)   (8,887)   (26,712)         (250,078)

Provision for income taxes                0          0       800        800             5,600
                                   ---------  ---------  --------- ---------        ----------

Net loss                           $ (3,231)  $(10,129)  $(9,687)  $(27,512)        $(255,678)
                                   =========  =========  ========= =========        ==========



Net income (loss) per share:
Basic                              $      0   $   (.01)  $  (.01)  $   (.01)        $    (.05)
Diluted                            $      0   $   (.01)  $  (.01)  $   (.01)        $    (.05)


Weighted average number
  of shares used in the
  computation of net
  income (loss) per share          5,178,000  5,178,000  5,178,000 5,178,000        5,142,000
                                   =========  =========  ========= =========        ==========











                                       See Accompanying Notes





                                                        RP ENTERTAINMENT, INC.
                                                   (A DEVELOPMENT STAGE ENTERPRISE)
                                        STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

                                                                                                          Deficit
                                                                                        Accumulated     Accumulated          Total
                                                                          Additional       Other        During the      Stockholders
                                    Comprehensive       Common Stock       Paid-in     Comprehensive    Development        Equity
                                       Income        Shares     Amount     Capital        Income           Stage          (Deficit)
                                       ------        ------     ------     -------        ------           -----          ---------

Issuance of common stock for
  compensation                         $      0     5,000,000   $ 5,000    $      0       $     0       $       0        $   5,000

Common shareholder loss from
  inception on July 11, 1996
  to December 31, 1996                        0             0         0           0             0          (5,542)          (5,542)

Issuance of common stock                      0       155,000       155     309,845             0               0          310,000

Issuance of common stock for
  compensation                                0        23,000        23      14,977             0               0           15,000

Common shareholder loss for year
  ended December 31, 1997                     0             0         0           0             0        (218,248)        (218,248)

Common shareholder loss for year
  ended December 31, 1998                     0             0         0           0             0         (53,360)         (53,360)
                                         -------    ---------   -------     -------        -------      ---------         ---------

Balance at December 31, 1998                  0     5,178,000     5,178     324,822             0        (277,150)          52,850

Common share income for year ended
  December 31, 1999                           0             0         0           0             0          77,435           77,435
                                         -------    ---------   -------     -------        -------      ---------         ---------

Balance at December 31, 1999                  0     5,178,000     5,178     324,822             0        (199,715)         130,285

   Common share loss for year ended
   December 31, 2000
      Net loss                          (28,451)            0         0           0             0         (28,451)         (28,451)

      Unrealized loss on investments     (2,746)            0         0           0        (2,746)              0           (2,746)
                                         -------    ---------   -------     -------       --------      ---------         ---------
      Comprehensive income             $(31,197)
                                         =======
      Balance at December 31, 2000                  5,178,000     5,178     324,822        (2,746)       (228,166)          99,088

   Common share loss for nine months
   ended September 30, 2001
      Net loss                          (27,512)            0         0           0             0         (27,512)         (27,512)
      Unrealized loss on investments     (6,989)            0         0           0        (6,989)              0           (6,989)
                                        -------     ---------  -------      -------       --------      ---------         ---------
      Comprehensive income             $(34,501)
                                        =======
Balance at September 30, 2001 and the
  nine months then ended (unaudited)                5,178,000  $  5,178    $324,822       $(9,735)      $(255,678)        $(64,587)
                                                    =========  ========     =======       ========      =========         =========




                                                                            See Accompanying Notes

                                                                                      3



                                                        RP ENTERTAINMENT, INC.
                                                   (A DEVELOPMENT STAGE ENTERPRISE)
                                                  STATEMENT OF CASH FLOWS (UNAUDITED)



                                                                                                       Cumulative From
                                                                           Nine Months                   Inception on
                                                                       Ended September 30,             July 11, 1996 to
                                                                     2000               2001          September 30, 2001
                                                                     ----               ----          ------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss) from development stage operations             $ (9,687)        $ (27,512)            $(255,678)
  Adjustments to reconcile net income (loss) from
   operations to cash used from operating activities:
      Depreciation and amortization                                      0               317                10,241
      Compensation for common stock                                      0                 0                51,000
      Write-off, other assets                                        1,137                 0                 4,864
      Prepaid registration expenses                                      0           (10,000)              (10,000)
                                                                  --------           --------              --------
         Net cash (used) from operating activities                  (8,550)          (37,195)             (199,573)
                                                                  --------           --------              --------


CASH FLOWS FROM INVESTING ACTIVITIES:
  Investment in marketable securities                                    0                 0              (152,337)
  Proceeds from sale of marketable securities                            0            59,203               131,168
  Capital Expenditures                                                   0                 0               (15,105)
  Loss on sale of marketable securities                                  0             3,027                11,434
                                                                  --------           --------              --------
        Net cash provided (used) from investing activities               0            62,230               (24,840)
                                                                  --------           --------              --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds (repayment) of stockholder loans                        (4,500)                 0                (4,500)
  Cash proceeds from common stock                                       0                  0               279,000
                                                                  --------           --------              --------
        Net cash provided (used) from financing activities         (4,500)                 0               274,500
                                                                  --------           --------              --------

        Net cash increase (decrease)in cash equivalents           (13,050)            25,035                50,087

        Cash and cash equivalents, beginning balance               50,521             25,052                     0
                                                                  --------           --------              --------

        Cash and cash equivalents, ending balance               $  37,471           $ 50,087             $  50,087
                                                                  ========           ========              ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
 Cash paid during the period for interest                       $       0           $      0             $       0
                                                                  ========           ========              ========

 Cash paid during the period for income taxes                   $     800           $    800             $   5,600
                                                                  ========           ========              ========















                                                        See Accompanying Notes

                             RP ENTERTAINMENT, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS
                         FROM INCEPTION ON JULY 11, 1996
                              TO SEPTEMBER 30, 2001




(1)  General Background and Nature of Operations:

          RP Entertainment, Inc. (the Company or RPE) was incorporated in the State of California in July 1966 as a C corporation and in 1996 subsequently filed as a Nevada corporation. The Nevada articles of incorporation specify the authorization of 50,000,000 shares of common stock at $.001 par value and 10,000,000 shares of preferred stock at $.001 par value. As of the balance sheet date, no preferred stock was issued. RPE raised $310,000 representing 155,000 shares of common stock at $2 per share for the purpose of developing or producing a film entertainment company involved in television programming. RPE also issued 5,000,000 shares of common stock to its founders at $.001 for organizing the business. The production and distribution of television programming is a highly competitive business. The Company will also engage in foreign distribution. The competition will affect the RPE's ability to obtain the services of preferred performers and other creative personnel. RPE's plan of operation is to develop an on-going source of referrals to acquire scripts for film and television production and the rights to merchandise products associated with future film and/or television productions of third parties. To do this, RPE will seek to establish an aggressive marketing plan both on the internet and conventionally.

          During the next twelve months RPE plans to satisfy its cash requirements by additional equity financing. This will be in the form of an initial public offering for $250,000 representing $0.25 per share of common stock totaling 1,000,000 shares.

          Currently, RPE owns certain rights to the Hooters property as the result of the settlement of a lawsuit. The settlement states that RPE will receive $750 an episode for delivery of each of 196 episodes. RPE will receive $1,000 per episode for the next 103 episodes over and above the first 196 episodes. There is no assurance that any episode will ever happen.

          In the event the Hooters property is made into a theatrical motion picture, RPE will receive $250,000 upon the start of principal photography based upon the Hooters property. All other rights on the final legal settlement go to the defendant (another entertainment company) including trademarks, logo and all other revenue streams. For the settlement RPE received in 1999 $150,000 less a $50,000 legal fee which netted RPE $100,000 at the closing to rescind all rights except as mentioned earlier to the Hooters property.

          The Company is not currently working on any other programming.


(2)  Summary of Significant Accounting Policies:

          RP Entertainment, Inc.'s cash and available credit are not sufficient to support operations for the next year. Accordingly if an acquisition or an IPO were not to take place management would need to seek additional equity financing. These financial statements have been prepared on the basis that adequate financing will be obtained.

                             RP ENTERTAINMENT, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS
                         FROM INCEPTION ON JULY 11, 1996
                              TO SEPTEMBER 30, 2001




(2)  Summary of Significant Accounting Policies (cont'd):

          RPE has prepared interim financial statements that include all adjustments which, in the opinion of management, are necessary to make the financial statements not misleading. RPE believes that all adjustments of a normal recurring nature that are necessary for a fair presentation of the results of the interim periods presented in this report have been made.

     a.   Revenue Recognition:

          The Company will comply with the pending adoption of SOP 00-2, effective for fiscal years beginning after December 15, 2000. The adoption of SOP 00-2 states that revenue cannot be recognized until the services have been provided or the amounts earned, i.e., activities that are prerequisite to obtaining benefits, have been completed. As of September 30, 2001 and prior, RPE had no revenue since inception.

     b.   Cash and Cash Equivalents:

          RPE considers all securities with a maturity of three months or less when purchased as cash and cash equivalents.

     c.   Investment in Marketable Securities:

          Prior to August 13, 2001, RPE invested in marketable securities and its intent is to treat such securities as available-for-sale. Such securities are reported at fair value on the balance sheet. All unrealized gains and losses are reported as a component of other comprehensive income in stockholders' equity. Realized gains or losses of marketable securities are based on the specific identification method.

     d.   Property and Equipment:

          Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally ranging from three to five years. Leased equipment meeting certain criteria is capitalized and the present value of related lease payments is recorded as a liability. Amortization of assets under capital leases is computed using the straight-line method over the estimated useful lives of the assets, generally three to five years.

     e.   Income Taxes:

          RPE is taxed at Sub-chapter C Corporation income tax rates. Any timing differences between book and taxed income will be recorded as deferred income taxes.

                             RP ENTERTAINMENT, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS
                         FROM INCEPTION ON JULY 11, 1996
                              TO SEPTEMBER 30, 2001


(2)  Summary of Significant Accounting Policies (cont'd):

     f.   Use of Estimates:

          The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions in determining the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     g.   Advertising:

          Advertising costs are expensed as incurred. No advertising was incurred since inception.

     h.   Other Comprehensive Income:

          The Company has adopted the provisions of Statement of Financial Accounting Standards No. 130 ("SFAS No. 130"), "Reporting Comprehensive
     Income." SFAS No. 130 establishes standards for reporting comprehensive income and its components in financial statements. Other comprehensive income, as defined, includes all changes in equity during a period from non-owner sources. To date, the Company has not had any transactions that are required to be reported as other comprehensive income except for marketable securities classified as available-for-sale.

     i.   Segment Information:

          In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 131 ("SFAS No. 131"), "Disclosures About Segments of an Enterprise and Related Information." SFAS No. 131 established standards for the way companies report information about operating segments in annual financial statement. It also established standards for related disclosures about products and services, geographic areas and major customers.

          The disclosures prescribed in SFAS No. 131 became effective for the year ended December 31, 1998. The Company has determined that it operates as one business segment.

     j.   Start-up Costs:

          For financial statements for fiscal years beginning on or before December 15,1998, new company organization or start-up costs are subject to the same assessment of recoverability that would be applicable in an established operating entity (SFAS No. 7, paragraph 10). For financial statements for fiscal years beginning after December 15, 1998, costs of start-up activities, including organization costs, should be expensed as incurred (SOP 98-5, paragraph 12). Initial application of the SOP requires previously capitalized start-up costs to be expensed in the period of adoption and reported as the cumulative effect of a change in accounting principle. As a result of adopting SOP 98-5, the book and tax treatment of start-up costs will be different, creating a temporary difference under SFAS No. 109, "Accounting for Income Taxes." There is no effect on deferred taxes from this transaction.

     k.   Prepaid Registration Costs:

          Specific incremental costs directly attributable to proposed or actual offering of securities are deferred and charged against the gross proceeds of the offering. Management salaries and other general and administrative expenses are not allocated as costs of the offering. In the event that the offering does not take place, the prepaid registration expenses will be expensed immediately.

                             RP ENTERTAINMENT, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS
                         FROM INCEPTION ON JULY 11, 1996
                              TO SEPTEMBER 30, 2001



(3)  Investment in Marketable Securities:

          The cost basis of the marketable securities at December 31, 2000 was $71,965. The market value of these securities was $69,219, which resulted in an unrealized loss of $2,746 for the year ended 2000. Trading activity during the year resulted in a realized loss of $8,407. The proceeds from the sale of securities were $71,965 and was reinvested in another security. At September 30, 2001, there was an additional unrealized loss of $6,989. In August, all of the investment in marketable securities were sold which resulted in a realized loss of $3,027. The proceeds of $59,203 were placed in a money market fund.

     The investment in equity securities is classified as follows:

                                            December 31,       September 30,
                                                2000               2001
                                                ----               ----
                                                                (Unaudited)

           Available-for-sale (current)      $  69,219           $       0
                                             =========             =======


     Aggregate fair values, gross unrealized holding gains, and unrealized holding losses for available for sale equity securities are as follows:

                                                December 31,       September 30,
           Common Stock                            2001                2001
           ------------                            ----                ----
                                                                   (Unaudited)
              Fair value                        $  69,219           $       0
              Cost                              $  71,965           $       0
              Gross unrealized losses           $   2,746           $   6,989


     The unrealized losses are a component of comprehensive income and are reported as investing activities in the cash flow statements. All unrealized holding losses were also reported as part of stockholders' equity in the above balance sheet.

(4) Property and Equipment:

     Property and equipment include the following:

                                                 December 31,      September 30,
                                                    2000               2001
                                                    ----               ----
                                                                    (Unaudited)

             Computer equipment                  $   1,100          $   1,100
             Accumulated depreciation                 (783)            (1,100)
                                                   -------            -------
                                                 $     317          $       0
                                                   =======            =======

                             RP ENTERTAINMENT, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS
                         FROM INCEPTION ON JULY 11, 1996
                              TO SEPTEMBER 30, 2001


(4)  Property and Equipment (cont'd):

          There was $7,105 of other capital expenditures related to programming options and other transactions that had no value and were written off or were fully depreciated.

(5)  Related Party Transactions:

          There are no monies owing or receivable except for an advance to a principal shareholder of $4,500. The receivable will be repaid as reimbursed expenses with a related party entity. The other principal shareholder is an attorney and co-founder of the Company. Management and legal fees charged to the Company for the two principal shareholders approximated $106,000 of which $80,000 occurred in 1997 and $11,000 in 1998. The shareholders received approximately $5,000 in 1999 and 2000 totaling $10,000. For the nine months ended September 30, 2001, related party legal fees approximated $6,500. In June 2001, the Company paid legal fees to prepare for a public offering. The $10,000 prepaid registration expense is shown as an asset on the balance sheet. In the event that the offering does not take place, the legal fees will be expensed immediately. This registration expense was received by Mr. Smith, a related party. See operating lease commitments (Note 7) for more details. Also see (Note 1) for founder common stock transaction for 5,000,000 shares at par value ($.001) or $5,000 for starting the Company in 1996.

(6)  Income Taxes:

          The Company is a C corporation for federal and state income taxes. Accordingly no provision for income taxes has been made since the Company has no income, and loss carry-forwards through 2000 of approximately $228,000. The Company recognizes deferred income tax if there is a difference between book and tax accounting. Currently there are no deferred income taxes. No income tax footnote schedules were prepared as the Company has no income and no valuation for tax loss carry-forwards are needed since there is no assurance of any profits from future operations.

(7)  Operating Lease Commitments:

          The Company does not lease office space. It currently operates out of the law office of a shareholder and related party who organized RPE.

(8)  Stockholders' Equity:

          As of September 30, 2001, there were 5,178,000 shares issued. See previous footnotes and statement of changes in stockholders' equity for further details.

(9)  Other Income (Expenses):

          Other income is comprised of the following:


                                For the Three      For the Nine        Cumulative From
                                Months Ended       Months Ended          Inception on
                                September 30,      September 30,       July 11, 1996 to
                               2000      2001     2000      2001      September 30, 2001
                               ----      ----     ----      ----      ------------------

    Other income             $    0    $   0    $    0    $   0           $    557
    Interest/dividends          436       18     1,265      267             13,513
    Gains (losses) from
      sale of securities          0   (3,027)        0   (3,027)           (11,434)
                             ------  --------   ------  -------           --------
                             $  436  $(3,009)   $1,265  $(2,760)          $  2,636
                             ======  ========   ======  =======           ========


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FROM INCEPTION TO SEPTEMBER 30, 2001

Overview

We were incorporated on July 11, 1996 and our only material expense has been legal fees of approximately $160,000 in connection with the lawsuit and expenses. Normal operating expenses for the years ending December 31, 1999 and 2000 were $24,627 and $21,465, respectively and for the period ending June 30, 2001 were $16,893. Although, we do not have a written agreement or formal arrangement with Mr. John Holt Smith in which he has agreed to give us space for our offices, we anticipate that Mr. Smith will continue to allow us to have space with no charge. Our belief that Mr. Smith will give us space is based on the fact that Mr. Smith has a significant equity interest in us. We believe that Mr. Smith will continue to allow us space free as long as he maintains a significant equity interest in us. However, in the event that that Mr. Smith sells some or all of his shares, he may not have a continued incentive to pay our office rent and related expenses. We cannot assure you that Mr. Smith will not sell some or all of his shares.

Our Plan of Operation for the Next Twelve Months. Our plan of operation is materially dependent on our ability to generate revenues. If we are able to generate significant revenues, we anticipate that those revenues will be used to option books or screenplays, provide us with working capital and pay our legal and accounting fees for the next twelve months. If we do not generate those revenues, then we expect that our expenses for the next twelve months will be approximately $50,000. We anticipate that our expenses for the next twelve months will be limited to the day-to-day expenditures necessary to conduct business such as administrative expenses which include costs to maintain our telephone and to contact agents and authors. Although it is difficult to quantify the day-to-day expenses, we believe that such expenses and the acquisition of two scripts will be no more than $70,000 for the next 12 months in the event we raise no capital through this offering. Our chief executive officer, director and principal shareholder, John Holt Smith, has provided office space since our inception. Our belief that Mr. Smith will pay our expenses is based on the fact that Mr. Smith has a significant equity interest in us and we believe that Mr. Smith will continue to continue to provide office space as long as he maintains a significant equity interest in us.

Results of Operation
--------------------

Nine Months Ended September 30, 2000 vs. September 30, 2001 (unaudited) and the Three Months Ended September 30, 2000 vs. September 30, 2001 (unaudited)

The nine months ended September 30, 2000 versus the September 30, 2001 (unaudited) shows an increase in operating expense of approximately $13,800. Operating expenses for the three months ended September 30, 2000 was $3,667 versus $7,120 for the three months ended September 30, 2001, an increase of $3,453. The increase for the three months and nine months ended was due to professional fees for normal operations such as accounting, taxes and legal fees. Other expenses in 2001 for the three and nine months ended were for changes in activities related to the sale of securities and receiving interest income on money market funds.

The change in other income for the nine months ended September 30, 2000 versus September 30, 2001 was $(4,025) resulting from a loss on sale of securities of $3,027 and an increase in interest income of $998. For the three months ended September 30, 2000 versus September 30, 2001, the net change was $(3,445). The sale of securities was $3,027 and interest income $418.

Liquidity and Capital Resources

In the opinion of management, available funds from cash will satisfy our working capital requirements through June 2002. Therefore, based on discussions with agents and authors, we believe the earliest that we will begin to generate revenues is approximately March 2002. Our belief is based on the fact that identification of, negotiations for and consummation of an option agreement or development agreement would require about 3-4 months time, cost $5,000 - $10,000 and require further development or rewrites over an additional 60-90 day period, after all of which we would then have to locate an interested and suitable producer, negotiate a sale or joint venture production, or further development and production.

Our plan of operation provides that we will sell acquire rights, improve or develop the script and then the developed version subject to our distributors' specifications. Therefore, our profits will be determined on a case-by-case basis. For example, if we are selling television scripts to a producer of television shows to be sold with their current productions to CBS, then we will negotiate a percentage of revenue derived from production based on the number of episodes.

We do not have any material commitments for capital expenditures, nor do we expect to expend any material amounts for advertising or promotion of our business. We intend to use our management's established relationships in the entertainment industry to promote our business by word of mouth and personal solicitations.

Our forecast for the period for which our financial resources will be adequate to support our operations involves risks and uncertainties and actual results could fail as a result of a number of factors. We anticipate that we may need to raise additional capital to develop, promote and conduct our operations. Such additional capital may be raised through public or private financing as well as borrowings and other sources. There can be no assurance that additional funding will be available on favorable terms, if at all. We have not contemplated any plan of liquidation in the event that we do not generate revenues or raise a substantial amount in this offering through the sale of our common stock. We will be forced to terminate our business operations in the event we are unable to raise additional capital in this offering or otherwise.

                                     PART II


ITEM 1. LEGAL PROCEEDINGS

The Company is not a party to any legal proceedings at this time or during the period of this report.


ITEM 2. CHANGES IN SECURITIESAND USE OF PROCEEDS

The Company made no amendments or modifications of any instruments governing or affecting the rights of any security holders during the period of this report.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

There were no defaults in the payment of any indebtedness during the period of this report.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDER

No matters were submitted to a vote of security holders during the period of this report.

ITEM 5. OTHER INFORMATION.

The registrant does not elect to state any other information in this report.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

None.






                                   SIGNATURES



In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               RP ENTERTAINMENT, INC.
                                               (Registrant)



Date:  November 14, 2001                       By:  /s/  Douglas S. Borghi
                                               --------------------------------
                                               Douglas S. Borghi
                                               Chairman of the Board and
                                               President and Treasurer
                                               (Principal and Executive Officer)


Date:  November 14, 2001                       By:  /s/  John Holt Smith
                                               --------------------------------
                                               John Holt Smith
                                               Chief Executive Officer,
                                               Secretary and Director
                                               (Principal and Financial Officer)