Form 10-Q/A
period 2001-09-30
RP ENTERTAINMENT INC
filed 2001-11-14
CIK 1142488

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



                                Table of Contents
                                -----------------



ITEM NO.  DESCRIPTION                                                      PAGE
--------  -----------                                                      ----

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

        Independent Auditors Report......................................     1

        Balance Sheets as of December 31, 2000 and
        September 30, 2001...............................................     2

        Statements of Operations for the Three and Nine Month Periods Ended September 30, 2000 and 2001 And from Inception on July 11, 1996 to
        September 30, 2001...............................................     3

        Statement of Changes in Stockholders' Equity
        (Deficit) for the Periods Ended September 30, 2001...............     4

        Statements of Cash Flows for the Nine Month
        Periods Ended September 30, 2000 and 2001 and from
        Inception on July 11,  1996 to September 30, 2001................     5

        Notes to Financial Statements....................................  6-10

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations..............................    11


                           PART II - OTHER INFORMATION


Item 1. Legal Proceedings................................................    13

Item 2. Changes in Securities and Use of Proceeds........................    13

Item 3. Defaults Upon Senior Securities..................................    13

Item 4. Submission of Matters to a Vote of Security Holder...............    13

Item 5. Other Information................................................    13

Item 6. Exhibits and Reports on Form 8-K.................................    13

Signatures...............................................................    13

                           OPPENHEIM & OSTRICK, CPA'S
                              4256 Overland Avenue
                            Culver City, California
                                 (310) 839-3930


To the Board of Directors and Members
RP Entertainment, Inc.
(A Development Stage Enterprise)
Los Angeles, California


We have reviewed the  accompanying  balance sheet of RP  Entertainment,  Inc. (A
Development Stage Enterprise) as of September 30, 2000 and the related statements of operations, stockholder's equity and accumulated deficit and cash flows for years ended December 31, 1999 and 2000, and from inception on July 11, 1996 to December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted the audits in accordance with generally accepted auditing standards. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that the audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of RP Entertainment, Inc. (A Development Stage Enterprise) as of September 30, 2001 and the results of its operations and its cash flows for the years ended December 31, 1999 and 2000, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 2, the Company is a development stage enterprise with no operating revenues to date and has a significant accumulated deficit. These circumstances raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to this matter are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Gil Ostrick
--------------------------
OPPENHEIM & OSTRICK, CPA'S

Culver City, California
November 14, 2001


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

                                                                                      4



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