Form 10-Q/A
period 2001-09-30
RP ENTERTAINMENT INC
filed 2001-11-29
CIK 1142488

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q
                                 Amendment No. 2


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

                             RP ENTERTAINMENT, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                         QUARTERLY REPORT ON FORM 10-Q/A
     FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2000 AND 2001
            AND FROM INCEPTION ON JULY 11, 1996 TO SEPTEMBER 30, 2001



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

                                               RP ENTERTAINMENT, INC.
                                               (Registrant)



Date:  November 29, 2001                       By:  /s/  Douglas S. Borghi
                                               --------------------------------
                                               Douglas S. Borghi
                                               Chairman of the Board and
                                               President and Treasurer
                                               (Principal and Executive Officer)


Date:  November 29, 2001                       By:  /s/  John Holt Smith
                                               --------------------------------
                                               John Holt Smith
                                               Chief Executive Officer,
                                               Secretary and Director
                                               (Principal and Financial Officer)