Form 10KSB
period 2001-12-31
RP ENTERTAINMENT INC
filed 2002-04-12
CIK 1142488

FOR PERIOD ENDED DECEMBER 31, 2001

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB
(Mark One)

   [ X ] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
         EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 2001

   [   ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
         EXCHANGE  ACT OF 1934

   For the transition period from                  to
                                 ------------------  -----------------

      Commission file number     333-63352
                                 ---------

                             RP ENTERTAINMNET, INC.
                 (Name of small business issuer in its charter)

                                      7819

             NEVADA                                                   93-1221399
   (State or other jurisdiction of                              (I.R.S. Employer
   incorporation or organization)                            Identification No.)

     1900 AVENUE OF THE STARS, SUITE 1450
     LOS ANGELES, CALIFORNIA                                               90067
 (Address of principal executive offices)                             (Zip code)

Issuer's telephone number (310) 277-4140

Securities registered under Section 12(b) of the Exchange Act:

          NONE

Securities registered under Section 12(g) of the Exchange Act:

                 COMMON STOCK, $.001 PAR VALUE PER SHARE

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
 Yes X    No
    ---      ---

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ]

     State issuer's revenues for its most recent fiscal year:  $0

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and ask prices of such stock, as of the close of business on March 31, 2002:
There were shares of $.001 par value, common stock held by non-affiliates; however, a trading market has not developed for the common stock. There is no established market for the Class B common stock, $.001 par value.

     State the number of shares outstanding of each of the issuer's class of common equity: 517,800 shares of common stock, $.001 par value per share were outstanding as of March 31, 2002.

     Documents incorporated by reference:   Form SB-2 Registration Statement
filed by RP Entertainment, Inc.

                              RP ENTERTAINMNET, INC.
                                  FORM 10-KSB
                               TABLE OF CONTENTS

PART I                                                                Page
                                                                      ----

     Item 1.     Description of Business............................    3
     Item 2.     Description of Property............................    6
     Item 3.     Legal Proceedings..................................    6
     Item 4.     Submission of Matters to a Vote of Security Holders    6

PART II

     Item 5.     Market for Common Equity and Related
                 Stockholder Matters................................    6
     Item 6.     Management's Discussion and Analysis or Plan
                 of Operation.......................................    6
     Item 7.     Financial Statements...............................    8
     Item 8.     Changes In and Disagreements With Accountants
                 on Accounting and Financial Disclosures............    9

PART III

     Item 9.     Directors, Executive Officers, Promoters and
                 Control Persons; Compliance with Section 16(a)
                 of the Exchange Act................................    9
     Item 10.    Executive Compensation.............................   10
     Item 11.    Security Ownership of Certain Beneficial
                 Owners and Management..............................   10
     Item 12.    Certain Relationships and Related
                 Transactions.......................................   10
     Item 13.    Exhibits and Reports on Form 8-K...................   11

SIGNATURES..........................................................   12

INDEX TO FINANCIAL STATEMENTS ......................................  F-1

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

INTRODUCTION

RP Entertainment, Inc. ("RPE" or the "Company") was organized in the state of Nevada on July 11, 1996. We are a developmental stage company, with limited operations to date primarily due to a dispute with the licensors of the rights to develop and produce the television show, Search for the Hooters Girl. The dispute resulted in litigation which was resolved by a settlement agreement entered into on December 23, 1998, from which we were paid $150,000 in cash with another $100,000 to be paid to RPE should a feature film be made using the rights. In addition, we would receive 6% of merchandising of any products based on such a film or any television production involving the rights. See "Litigation."

BACKGROUND

RPE was formed July 11, 1996 as a diverse entertainment company to carry out motion picture development, production and finance, to produce television movies and series and to merchandise thematic products based thereon.

RPE is an independent film company seeking a niche market share and emphasizing merchandising of products associated with each project.

RPE is working to become a successful niche company in the entertainment industry initially by developing and producing scripts for theatrical motion pictures or television movies and series, either for the network, cable or syndication markets, and further exploiting areas of merchandising that can be achieved from these productions. To that end the first step is the optioning of intellectual properties such as screenplays, novels, short stories, true life stories, plays, personal biographies, headline events, raw ideas, etc., which can be developed into a successful product for the entertainment industry. Typical option fees for such rights, other than Pulitzer Prize winners or the like, are $2,500 to $10,000 per year.

Operations Plan

The optioning process itself demands the experience of the professional knowing what kinds of material are best suited for success in the motion picture and television industry. To that end RP Entertainment has as its president, Douglas Stefen Borghi. During his twenty year career, Mr. Borghi has been the co-creator, writer and producer of the hit CBS television series Jake and the Fatman, one of the longest running detective shows in television history. He was also the writer and producer of numerous television movies such as the Emmy nominated classic, The Operation, starring Lisa Hartman, Joe Penny and Kathleen Quinlan, and Element of Truth, starring Donna Mills. Mr. Borghi was also the producer of the cult crime drama released theatrically in Europe, Who Killed the Baby Jesus.

RPE will use Mr. Borghi's experience to option material we find to have potential. When necessary, RPE will raise further money for acquisitions of option rights and scripts and for the development process, as it has over the last five years and/or enter into joint venture relationships with established producers.

BUSINESS OF THE COMPANY

RPE's plan of operations is to acquire and develop rights to produce television shows and feature films with joint venture partners such as established producers, distributors and studios. At the same time RPE will be seeking additional sources of funding in the areas of acquisition of scripts for film and television production and of rights to merchandise (that is, manufacture and market) products associated with future film and/or television productions of third parties. To do this, RPE is seeking seek to establish an aggressive marketing plan through advertising in trade publications such as Variety and The Hollywood Reporter. Small ads (2-4 columns for four days at $900 to $1,600 per ad) would cost not more than $10,000 during the next twelve months, RPE plans to satisfy its cash requirements by additional equity financing, including this offering, and possibly, joint ventures. This will be in the form of this offering of common stock and joint venture relationships with established producers of television and feature films. There can be no assurance that RPE will be successful in raising additional equity financing, and, thus, be able to satisfy its cash requirements, which primarily consist of legal and accounting fees at the present time. RPE presently has limited cash with which to satisfy any future cash requirements, approximately $32,000 in readily marketable securities and cash.

RPE will need a minimum of $70,000 to satisfy its cash requirements for the next 8 months. No money ws raised under the SB-2 Registration Statement of the Company covering 1,000,000 shares of common stock and the offering was terminated in March 2002. Primarily, $20,000 would be used to make limited advertising in trade publications, to make long distance phone calls and to option two script projects with related legal fees for negotiating and consummating contracts. RPE will not be able to fully carry out its plans to option 5 to 20 script projects in the next 24 months if it does not obtain equity financing through this offering. RPE has no current material commitments for funding or for development or production of any scripts. RPE depends upon capital to be derived from this offering. Should we raise at least $62,500 or 25% of the amount sought in this offering then we will have funds sufficient to option 5 to 10 scripts or rights to develop scripts from published books, assuming such rights are purchased for $2,500 to $5,000 each. Management believes that, if this offering is successful, in that it raises $250,000 or at least $62,500, then RPE will be able to generate revenue from acquiring and reselling options on books and on screenplays and achieve liquidity within the next twelve months. Should RPE not raise any capital through this offering, then we will be able to continue to operate for up to 12 months, but prospects for revenues and profits will be significantly negatively effected.

If we only conduct normal operations and assuming we raise no capital then we would expend approximately $50,000 during the next 12 months. Most of the expenses will be for legal and accounting fees in connection with raising equity capital. Without such financing we will most likely liquidate our business activities for lack of funding in approximately 13-15 months from June 30, 2001. If we pursue limited operations as mentioned above, RPE would most likely run out of its funds within one year if no additional capital is raised. This is based on having approximately $60,000 in cash at June 30, 2001 and approximately #32,000 presently.


RPE does not anticipate research and development costs for any products, nor does it expect to incur any research and development costs. RPE does not expect the purchase or sale of plant or any significant equipment, and it does not anticipate any change in the number of its employees. RPE has no current material commitments. RPE has generated limited revenue since its inception, $150,000 as a result of the Settlement Agreement. See "Litigation - Settlement Agreement".

RPE has not commenced operations as a developer and producer of screenplays, feature films or television shows or as a merchandiser of products derived therefrom, principally because of the litigation with BSB, Provident and Hooters.

RPE has no present plans, preliminary or otherwise, to merge with any other entity. However, we may in the future seek a merger, joint venture or other financial association to further its business objectives.

RPE is still considered to be a development stage company, with no significant revenue, and is dependent upon the raising of capital through placement of its common stock. There can be no assurance that RPE will be successful in raising the capital it requires through the sale of its common stock.

The Projects

An example is RPE's maiden venture, "Who Wants to Date a Hooters Girl?" which is being developed in the Fall 2001 or Spring 2002 by Berk/Schwartz/Bonann, the creators and producers of the popular hit television series, Baywatch. There can be no assurance that this pilot will result in a television series. Production of a series is not within our control.

From the development stage to the production stage for a single project can take anywhere from two to five years. Success in the development to production stage demands an acute awareness of long term planning for each project to reach the production stage.

RPE's aim is to build our business with careful cost effective management and the knowledge of the creative process gained by management from experience. RPE's management intends to nurture strategic partnerships throughout the industry, as it has done in the past. Presently, RPE has no such strategic partnerships and no assurance can be given that we will be able to attract partners. Our management intends to create an inventory of valuable projects for film, television, cable, to engage in the syndication and merchandising resulting from any successful show or feature film. RPE can revenue share with strategic successful partners and share in revenue based on our financial participation at the point in the production at which we entered each project.


COMPETITION

   The industries in which the Company operates are extremely competitive and include major corporations with substantially greater resources than the Company, including but not limited to, financial, personnel and established relationships in the industry.


INTELLECTUAL PROPERTY /COMPETITION

   The Company's success and ability to compete will be dependent in part upon its ability to obtain and maintain protection for its current and future literary properties, to defend its intellectual property rights and to operate without infringing on the proprietary rights of others, See "Item 3 Legal Proceedings". While the Company relies on a combination of copyrights and trademarks to establish and protect its intellectual property rights, the management of the Company believes that factors such as the technical and creative skills of its personnel are more essential to its success and ability to compete. There can be no assurance that any intellectual property rights of the Company will provide competitive advantages or will not be challenged, invalidated or circumvented by competitors. There can be no assurance that disputes will not arise concerning the ownership of intellectual property. Furthermore, there can be no assurance that intellectual properties will not become known or be independently developed by competitors or that the Company will be able to maintain the confidentiality of information relating to its literary properties.

EMPLOYEES

   Mssrs. Smith and Borghi will provide 3-4 hours of time each week in pursuit of options and book rights without compensation, but with payments for costs of long distance phone calls. Mr. Borghi and Mr. Smith will, in an effort to locate projects, contact the persons who they have met over the 20 plus years they have each been engaged in their respective endeavors in the Los Angeles entertainment market.

ITEM 2. DESCRIPTION OF PROPERTY

   The Company has as its headquarters a facility of approximately 500 square feet located at 1900 Avenue of the Stars, Suite 1450, Los Angeles, California 90067. Rent under the lease is not charged or incurred and the space is provided free of charge by John Holt Smith, a principal shareholder. The Company does not own or lease any property or sound stages and related production facilities (generally referred to as a "studio") and, accordingly, does not have the fixed payroll, general, administrative and other expenses resulting from ownership and operation of a studio.

ITEM 3. LEGAL PROCEEDINGS

         RP Entertainment, Inc. is not presently subject to any pending litigation, legal proceedings or claims.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no submissions to a vote of security holders during 2001.


                                    PART II

ITEM 5. MARKETS FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

   The Company has filed for listing of its common stock with the National Association of Security Dealers (NASD) for a quotation on the Over-the-Counter
(OTC) Bulletin Board in November 2001. However, the Company is not as of this date listed and there have been no trades in the Company common stock. As of March 31, 2002, there were 5,178,000 shares of common stock outstanding and 36 record holders of such shares.

   The Company has not declared or paid any cash dividends on its common stock since its formation, and the board of directors currently intends to retain all of its earnings, if any, for its business. The declaration and payment of cash dividends will be at the discretion of the board of directors.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Overview
--------

         We were incorporated on July 11, 1996 and our only material expense has been legal fees of approximately $160,000 in connection with the lawsuit and expenses. Normal operating expenses for the years ending December 31, 1999 and 2000 were $24,627 and $21,465, respectively and for the period ending June 30, 2001 were $16,893. Although, we do not have a written agreement or formal arrangement with Mr. John Holt Smith in which he has agreed to give us space for our offices, we anticipate that Mr. Smith will continue to allow us to have space with no charge. Our belief that Mr. Smith will give us space is based on the fact that Mr. Smith has a significant equity interest in us. We believe that Mr. Smith will continue to allow us free space as long as he maintains a significant equity interest in us. However, in the event that Mr. Smith sells some or all of his shares, he may not have a continued incentive to pay our office rent and related expenses. We cannot assure you that Mr. Smith will not sell some of all of his shares.

         Our plan of Operation for the next twelve months is materially dependent on our ability to generate revenues. If we are able to generate significant revenues, we anticipate that those revenues will be used to option books or screenplays, provide us with working capital and pay our legal and accounting fees for the next twelve months. If we do not generate those revenues, then we expect that our expenses for the next twelve months will be approximately $50,000. We anticipate that our expenses for the next twelve months will be limited to the day-to-day expenditures necessary to conduce business such as administrative expenses which include costs to maintain our telephone and to contact agents and authors. Although it is difficult to quantify the day-to-day expenses, we believe that such expenses and the acquisition of two scripts will be no more than $70,000 for the next twelve months in the event we raise no capital through this offering. Our chief executive officer, director and principal shareholder, John Holt Smith, has provided office space since our inception. Our belief that Mr. Smith will pay our expenses is based on the fact that Mr. Smith has a significant equity interest in us and we believe that Mr. Smith will continue to provide office space as long as he maintains a significant equity interest in us. If Mr. Smith does not take any legal fees to raise equity capital, the Company's expenses can be reduced to approximately $34,000.

Results of Operations
---------------------

The year ended December 31, 2000 versus the year ended December 31, 2001

         The year ended December 31, 2001 versus the previous year ended (unaudited) shows an increase in operating expenses of $28,126. The increase was due in part for professional fees for normal operations such as accounting, taxes and legal fees. The Company also wrote off $10,000 in legal fees related to raising equity in an initial public offering. Other expenses in 2001 decreased $3,683 over the prior year for transactions related to the sale of securities and receiving interest income on money market funds.

Liquidity and Capital Resources
-------------------------------

         In the opinion of management, available funds from cash of approximately $34,000 will satisfy our working capital requirements through September 2002. Therefore, based on discussions with agents and authors, we believe the earliest that we will begin to generate revenues is approximately June 2002. Our belief is based on the fact that identification of negotiations for and consummation of an option agreement or developed agreement would require about 3-4 months time, cost $5,000 - $10,000 and require further development or rewrites over an additional 60-90 day period. After all of which we would then have to locate an interested and suitable producer, negotiate a sale or joint venture production, or further development and production.

         Out plan of operation provides that we will sell acquire rights, improve or develop the script and then the developed version subject to our distributors' specifications. Therefore, our profits will be determined on a case-by-case basis. For example, if we are selling television scripts to a producer of television shows to be sold with their current productions to CBS, then we will negotiate a percentage of revenue derived from production based on the number of episodes.

         We do not have any material commitments for capital expenditures, nor do we expect to expend any material amounts for advertising or promotion of our business. We intend to use our management's established relationships in the entertainment industry to promote our business by word of mouth and personal solicitations.

         Our forecast for the period for which our financial resources will be adequate to support our operations involves risks and uncertainties and actual results could fail as a result of a number of factors. We anticipate that we may need to raise additional capital to develop, promote and conduct our operations. Such additional capital may be raised through public or private financing as well as borrowing and other sources. There can be no assurance that additional funding will be available on favorable terms, if at all. We have not contemplated any plan of liquidation in the event that we do not generate revenues or raise a substantial amount in a private placement through the sale of our common stock. We will be forced to terminate our business operations in the event we are unable to raise additional capital in a private placement offering.


   RISK FACTORS

   Certain statements in the following discussion of financial condition and the results of operations, or elsewhere in this report, represent "forward-looking" statements as defined in the Private Securities Litigation Reform Act of 1996. Such statements involve matters that are subject to certain risks and uncertainties, as a result of which actual future results or events many differ materially depending on a variety of factors.

   The future results of the Company's television specials is, and the planned production of feature films will be, subject to a substantial degree of risk. Each project is an individual artistic work, and its commercial success is primarily determined by the reactions of distributors and the general public, each of which is unpredictable. Historically, many feature films do not generate a net profit or a return on investment, and there is a substantial degree of risk that the production and exploitation of a film by the Company would not allow a recovery of the costs incurred by the Company in its production. Additionally, as discussed elsewhere herein, the Company will be required to raise significant capital to pursue the production of the films it is presently developing, either through the sale of revenue interests in the films, the pre-production sale of distribution rights, or the sale of equity or debt securities by the Company. There can be no assurance that the Company will be able to raise the necessary funds to pursue the production of these films, which creates an additional uncertainty.

   RESULTS OF OPERATIONS

ITEM 7.  FINANCIAL STATEMENTS




                             RP ENTERTAINMENT, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                              FINANCIAL STATEMENTS

                         FROM INCEPTION ON JULY 11, 1996
                              TO DECEMBER 31, 2001

                        WITH INDEPENDENT AUDITORS' REPORT

                                   CONTENTS



                                                                      PAGE

       Independent Auditors' Report                                    F2

       Balance Sheet                                                   F3

       Statement of Operations and Accumulated Deficit                 F4

       Statement of Members' Equity                                    F5

       Statement of Cash Flows                                         F6

       Notes to Financial Statements                                  F7-11




                                       F1

                          INDEPENDENT AUDITORS' REPORT




To the Board of Directors and Members
RP Entertainment, Inc.(A Development Stage Enterprise)
Los Angeles, California


We have audited the accompanying balance sheet of RP Entertainment, Inc. (A Development Stage Enterprise) as of December 31, 2001 and the related statements of operations, stockholder's equity and accumulated deficit and cash flows for years ended December 31, 2000 and 2001, and from inception on July 11, 1996 to December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of RP Entertainment, Inc. (A Development Stage Enterprise) as of December 31, 2001 and the results of its operations and its cash flows for the years ended December 31, 2000 and 2001 and from inception on July 11, 1996 to December 31, 2001 in conformity with generally accepted accounting principles.

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



Oppenheim & Ostrick, CPA's
Culver City, California
January 31, 2001



                                       F2

                             RP ENTERTAINMENT, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                                  BALANCE SHEET
                                DECEMBER 31, 2001

                                     ASSETS


Current assets:
  Cash and cash equivalents                          $  34,705
  Related party receivable                               4,500
                                                       -------

          Total current assets                                    $  39,205
                                                                    =======


                     LIABILITIES AND STOCKHOLDER'S EQUITY

Stockholder's equity:
  Common stock, $.001 par value authorized
    50,000,000 shares, issued and outstanding
    5,178,000 shares                                     5,178
  Additional paid-in capital                           324,822
  Accumulated other comprehensive income                (9,735)
  Deficit accumulated during development stage        (281,060)
                                                       -------

          Total stockholder's equity                                 39,205
                                                                    -------
                                                                  $  39,205
                                                                    =======





                 See the accompanying auditors' report and notes
                   which are integral parts of this statement

                                       F3

                             RP ENTERTAINMENT, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                       STATEMENT OF OPERATIONS AND DEFICIT
                      ACCUMULATED DURING DEVELOPMENT STAGE


                                                            Cumulative From
                                        Years Ended         Inception on
                                        December 31,        July 11, 1996 to
                                     2000         2001      December 31, 2001
                                    -------      -------   -----------------
Cost and expenses:
  General and administrative
    expenses                      $ (21,465)   $ (49,591)   $ (374,092)
                                    -------      -------       -------
Other income (expense):
  Lawsuit settlement                      0            0       100,000
  Other                              (6,186)      (2,503)        2,893
                                    -------      -------       -------
                                     (6,186)      (2,503)      102,893
                                    -------      -------       -------

Income (loss) before cumulative
  effect of change in accounting
  principle                         (27,651)     (52,094)     (271,199)

Cumulative effect of a change in
  accounting principles net of
  income taxes                            0            0        (4,261)
                                    -------      -------       --------
Income (loss)  before taxes         (27,651)     (52,094)     (275,460)

Provision for income taxes              800          800         5,600
                                    -------      -------       -------
Net loss                          $ (28,451)   $ (52,894)   $ (281,060)
                                    =======      =======       =======

Net income (loss) per share:
Basic                             $    (.01)   $    (.01)   $     (.05)
Diluted                           $    (.01)   $    (.01)   $     (.05)


Weighted average number
  of shares used in the
  computation of net
  income (loss) per share         5,178,000    5,178,000     5,148,000
                                  =========    =========     =========








                      See accompanying auditors' report and
                notes which are integral parts of this statement

                                       F4

                             RP ENTERTAINMENT, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
             STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY (DEFICIT)

                                                                                                          Deficit
                                                                                         Accumulated     Accumulated        Total
                                                                          Additional       Other        During the     Stockholders'
                                     Comprehensive       Common Stock       Paid-in     Comprehensive    Development       Equity
                                        Income        Shares     Amount     Capital       Income           Stage         (Deficit)
                                        ------        ------     ------     -------       ------           -----         ---------
Issuance of common stock for
  compensation                        $        0     5,000,000  $ 5,000     $      0     $       0     $         0      $   5,000

Common shareholder loss from
  inception on July 11, 1996
  to December 31, 1996                         0             0        0            0             0          (5,542)        (5,542)

Issuance of common stock                       0       155,000      155      309,845             0               0        310,000

Issuance of common stock for
  compensation                                 0        23,000       23       14,977             0               0         15,000

Common shareholder loss for year
  ended December 31, 1997                      0             0        0            0             0        (218,248)      (218,248)

Common shareholder loss for year
  ended December 31, 1998                      0             0        0            0             0         (53,360)       (53,360)
                                         -------     ---------  -------      -------       -------         -------       --------
Balance at December 31, 1998                   0     5,178,000    5,178      324,822             0        (277,150)        52,850

Common share income for year ended
  December 31, 1999                            0             0        0            0             0          77,435         77,435
                                         -------     ---------  -------      -------       -------         -------        -------
Balance at December 31, 1999                   0     5,178,000    5,178      324,822             0        (199,715)       130,285

   Common share loss for year ended
   December 31, 2000
      Net loss                           (28,451)            0        0            0             0         (28,451)       (28,451)
      Unrealized loss on investments      (2,746)            0        0            0        (2,746)              0         (2,746)
                                         -------     ---------  -------      -------       --------        -------        -------
      Comprehensive income            $  (31,197)
                                         =======
      Balance at December 31, 2000                   5,178,000    5,178      324,822        (2,746)       (228,166)        99,088

   Common share loss for the year
   ended December 31, 2001
      Net income                         (52,894)            0        0            0             0         (52,894)       (52,894)
      Unrealized loss on investments      (6,989)            0        0            0        (6,989)              0         (6,989)
                                         -------     ---------  -------      -------       --------        -------        -------
      Comprehensive income            $  (59,883)
                                         =======
Balance at December 31, 2001                         5,178,000  $ 5,178    $ 324,822     $  (9,735)    $  (281,060)     $  39,205
                                                     =========  =======      =======       ========        =======        =======




                      See accompanying auditors' report and
                notes which are integral parts of this statement

                                       F5

                             RP ENTERTAINMENT, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                             STATEMENT OF CASH FLOWS

                                                                           Cumulative From
                                                                            Years Ended          Inception on
                                                                            December 31,       July 11, 1996 to
                                                                        2000           2001    December 31, 2001
                                                                        ----           ----    -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss) from development stage operations                $ (28,451)     $ (52,894)     $(281,060)
  Adjustments to reconcile net income (loss) from operations to cash used from operating activities:
       Depreciation and amortization                                       211            317         10,241
       Compensation for common stock                                         0              0         51,000
       Write-off - other assets                                         (1,136)             0          4,864
                                                                       -------         ------       --------
           Net cash (used) or provided from operating activities       (29,376)       (52,577)      (214,955)
                                                                       -------        -------        -------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Investment in marketable securities                                 (71,965)             0       (152,337)
   Proceeds from sale of marketable securities                          71,965         59,203        131,168
   Capital expenditures                                                      0              0        (15,105)
   Loss on sale of marketable securities                                 8,407          3,027         11,434
                                                                       -------        -------        -------
          Net cash used from operating activities                        8,407         62,230        (24,840)
                                                                       -------        -------        -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds, (repayment) of stockholder loans                            (4,500)             0         (4,500)
  Cash proceeds from common stock                                            0              0        279,000
                                                                       -------        -------        -------
           Net cash provided by financing activities                    (4,500)             0        274,500
                                                                       -------        -------        -------
           Net cash increase (decrease) in cash equivalents            (25,469)         9,653         34,705
                                                                       -------        -------        -------
           Cash and cash equivalents, beginning balance                 50,521         25,052              0
                                                                       -------        -------        -------
           Cash and cash equivalents, ending balance                 $  25,052      $  34,705      $  34,705
                                                                       =======        =======        =======
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the period for interest                          $       0      $       0      $       0
                                                                       =======        =======        =======
    Cash paid during the period for income taxes                     $     800      $     800      $   5,600
                                                                       =======        =======        =======








                      See accompanying auditors' report and
                notes which are integral parts of this statement

                                       F6

                             RP ENTERTAINMENT, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS
                         FROM INCEPTION ON JULY 11, 1996
                              TO DECEMBER 31, 2001

(1)      General Background and Nature of Operations:

                  RP Entertainment, Inc. (the Company or RPE) was incorporated in the State of California in July 1966 as a C corporation and in 1996 subsequently filed as a Nevada corporation. The Nevada articles of incorporation specify the authorization of 50,000,000 shares of common stock at $.001 par value and 10,000,000 shares of preferred stock at $.001 par value. As of the balance sheet date, no preferred stock was issued. The Company raised $310,000 representing 155,000 shares of common stock at $2 per share for the purpose of developing or producing a film entertainment company involved in television programming. The Company also issued 5,000,000 shares of common stock to its founders at $.001 for organizing the business. The production and distribution of television programming is a highly competitive business. The Company will also engage in foreign distribution. The competition will affect the Company's ability to obtain the services of preferred performers and other creative personnel. RP Entertainment, Inc.'s plan of operation is to develop an on going source of referrals to acquire scripts for film and television production and the rights to merchandise products associated with future film and/or television productions of third parties. To do this, RPE will seek to establish an aggressive marketing plan both on the internet and conventionally.

                  During the next twelve months RPE plans to satisfy its cash requirements by additional equity financing. The initial public offering for $250,000 was withdrawn for lack of market support. If financing raised by a private placement in compliance with SEC regulations can not raise sufficient equity, the Company will seek to be acquired.

                  Currently, RPE owns certain rights to the Hooters property as the result of the settlement of a lawsuit. The settlement states that RPE will receive $750 an episode for delivery of each of 196 episodes. RPE will receive $1,000 per episode for the next 103 episodes over and above the first 196 episodes. There is no assurance that any episode will ever happen.

                  In the event the Hooters property is made into a theatrical motion picture, RPE will receive $250,000 upon the start of principal photography based upon the Hooters property. All other rights on the final legal settlement goes to the defendant (another entertainment company) including trademarks, logo and all other revenue streams. For the settlement RPE received in 1999 $150,000 less a $50,000 legal fee which netted RPE $100,000 at the closing to rescind all rights except as mentioned earlier to the Hooters property.

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




                                       F7

                             RP ENTERTAINMENT, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS
                         FROM INCEPTION ON JULY 11, 1996
                              TO DECEMBER 31, 2001

(2) Summary of Significant Accounting Policies (cont'd):

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




                                       F8

                             RP ENTERTAINMENT, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS
                         FROM INCEPTION ON JULY 11, 1996
                              TO DECEMBER 31, 2001

(2) Summary of Significant Accounting Policies (cont'd):

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

           k.     Prepaid Registration Costs:
                   Specific incremental costs directly attributable to
                 proposed or actual offering of securities are deferred and charged against the gross proceeds of the offering. Management salaries and other general and administrative expenses are not allocated as costs of the offering. In the event that the offering does not take place, the prepaid registration expenses will be expensed immediately. In December 2001, the Company withdrew its initial public offering equity funding and wrote off $10,000 in legal fees related to prepaid registration costs.



                                       F9

                             RP ENTERTAINMENT, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS
                         FROM INCEPTION ON JULY 11, 1996
                              TO DECEMBER 31, 2001

(3) Investment in Marketable Securities:

                 The cost basis of the marketable securities at December 31, 2000 was $71,965. The market value of these securities was $69,219, which resulted in an unrealized loss of $2,746 for the year ended 2000. Trading activity during the year resulted in a realized loss of $8,407. The proceeds from the sale of securities were $71,965 and was reinvested in another security. During fiscal year 2001, there was an additional unrealized loss of $6,989. In August 2001, all of the investment in marketable securities were sold which resulted in a realized loss of $3,027. The proceeds of $59,203 were placed in a money market fund.

    The investment in equity securities is classified as follows:

                                         December 31,           December 31,
                                             2000                  2001
                                             ----                  ----
                                                                (Unaudited)

          Available-for-sale (current)     $  69,219           $       0
                                           =========             =======

          Aggregate fair values, gross unrealized holding gains, and unrealized holding losses for available for sale equity securities are as follows:

                                        December 31,        December 31,
     Common Stock                         2000                2001
     ------------                         ----                ----

        Fair value                        $  69,219           $       0
        Cost                              $  71,965           $       0
        Gross unrealized losses           $   2,746           $   6,989

                The unrealized losses are a component of comprehensive income and are reported as investing activities in the cash flow statements. All unrealized holding losses were also reported as part of stockholders' equity in the above balance sheet.

(4) Property and Equipment:

          Property and equipment include the following:

                                               December 31,        December 31,
                                                  2000                 2001
                                                  ----                 ----

             Computer equipment                $   1,100           $   1,100
             Accumulated depreciation               (783)             (1,100)
                                                 -------             -------
                                               $     317           $       0
                                                 =======             =======

                There was $7,105 of other capital expenditures related to programming options and other transactions that had no value and were written off or were fully depreciated.




                                      F10

                             RP ENTERTAINMENT, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS
                         FROM INCEPTION ON JULY 11, 1996
                              TO DECEMBER 31, 2001

(5) Related Party Transactions:

                There are no monies owing or receivable except for an advance to a principal shareholder of $4,500. The receivable will be repaid as reimbursed expenses with a related party entity. The other principal shareholder is an attorney and co-founder of the Company. Management and legal fees charged to the Company for the two principal shareholders approximated $106,000 of which $80,000 occurred in 1997 and $11,000 in 1998. The shareholders received approximately $5,000 in 1999 and 2000 totaling $10,000. For the year ended December 31, 2001, related party legal fees approximated $16,500 including the $10,000 paid in legal fees to prepare for a public offering. This registration expense was received by Mr. Smith, a related party. See operating lease commitments (Note 7) for more details. Also see (Note 1) for founder common stock transaction for 5,000,000 shares at par value ($.001) or $5,000 for starting the Company in 1996.

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

(8) Stockholders' Equity:

                As of December 31, 2001, there were 5,178,000 shares issued. See previous footnotes and statement of changes in stockholders' equity for further details.

(9) Other income is comprised of the following:

                                               For the          Cumulative From
                                            Years Ended          Inception on
                                            December 31,       July 11, 1996 to
                                           2000      2001     December 31, 2001
                                           ----      ----     -----------------

     Other income                        $       0  $      0        $      557
     Interest/dividends                      2,221       524            13,770
     Losses from sale of securities         (8,407)   (3,027)          (11,434)
                                           -------    ------           -------
                                         $  (6,186) $ (2,503)       $    2,893
                                            =======    ======          =======



                                      F11

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   None

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

    The executive officers and directors of the Company are as follows:


   NAME                          AGE            POSITION
   ----                          ---            --------

   Douglas S. Borghi             55             Director, President, Treasurer

   John Holt Smith               60             Director, Chief Executive
                                                Officer, Secretary

         Douglas S. Borghi has been president and director of RPE since August 1996. Mr. Borghi has been an independent writer of screen plays and other literary material such as short stories and novels for the past 5 years.

         John Holt Smith has been engaged in the private practice of law in Los Angeles as Smith & Associates for the past 5 years, except for the past 8 months during which he has acted as a partner of Kelly, Lytton and Vann. Mr. Smith is a graduate of Vanderbilt University with a BA degree in 1963 and a JD degree in 1966.


   Each of the Company's directors is elected at the annual meeting of stockholders and serves until the next annual meeting or until his successor has been elected and qualified. Holders of common stock can elect a number of members of the board of directors proportionate to the percentage of shares held by each of them constitute of the total outstanding shares. Vacancies in the board of directors are filled by a majority vote of the remaining members of the board of directors who were elected by the same class of shareholders. Currently, there are no standing compensation arrangements for board of director members. Executive officers of the Company are elected by and serve at the discretion of the board of directors.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

   Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers, directors, and persons who own more than 10% of the registered class of the Company's equity securities to file reports of ownership with the Securities and Exchange Commission. Officers, directors and greater than 10% stockholders are required by the regulations of the Securities and Exchange Commission to furnish the Company with copies of all Section 16(a) forms they file.


   Based solely on a review of the Forms 3 and 4 furnished to the Company, the Company believes that all filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with, except that: 1) John Holt Smith, a director, failed to timely file Form 3,
2) Douglas S. Borghi, a director, failed to timely file Form 3. These Forms 3 were filed with the Securities and Exchange Commission prior to April 14, 2002.

   The Company, which first became subject to Section 16(a) reporting requirements in October 2001, has now initiated a reporting compliance program that will substantially eliminate the possibility of inadvertent reporting oversights in the future.

   Form 5 is not required to be filed if there are not previously unreported transactions or holdings to report. Nevertheless, the Company is required to disclose the name of directors, executive officers and 10% shareholders who did not file a Form 5, unless the Company has obtained a written statement that no filing is due. The Company has been advised by those required to file Form 5 that no filings were due.

ITEM 10. EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

   The following table furnishes compensation information for the year ended December 31, 2001, for the chief executive officer; no other executive officers earned more than $100,000 during the year ended December 31, 2001. During fiscal 2001 none of the Company's officers received, and as of March 31, 2002, did not hold any stock options or SARs which have been granted in connection with their service to the Company in any capacity.

                           SUMMARY COMPENSATION TABLE

(a)      Annual Compensation.

                                           ANNUAL COMPENSATION
                              -----------------------------------------
NAME AND                      FISCAL  OTHER ANNUAL
PRINCIPAL POSITION             YEAR      SALARY     BONUS  COMPENSATION
----------------------------  ------  ------------  -----  ------------

Douglas S. Borghi               2001      $ -0-      -0-           -0-
John Holt Smith                 2001        -0-      -0-           -0-

(b) Option/Stock Appreciation Rights. No Stock options were granted during 2001 or free standing SARs to executive offices of the Company.

(c) Aggregated Option/SAR Exercises and Fiscal Year End Option/SAR Value Table. There was no exercise during 2001 of stock options or SARs.

(d) Long Term Incentive Plan ("LTIP") Awards Table. The Company did not make any long term incentive plan awards to any executive officer in 2001.

(e) Compensation of Directors. No directors of the Company received cash compensation for their services as directors during 2001.

(f)      Employment Contracts. The Company has no employment contracts.



ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   The following table shows beneficial ownership of capital stock of the Company at March 31, 2002, for the directors and officers of the Company, and for each beneficial owner of 5% or more of either class of the Company's common stock.


                                                    SHARES OF COMMON STOCK
                                                    ----------------------
NAME                                        NUMBER              % OF CLASS
----                                        ------              ----------

Douglas S. Borghi                           2,000,000           39%

John Holt Smith                             2,500,000           48%



   (1) The address for the officers and directors is the corporate office of the Company located at 1900 Avenue of the Stars, Suite 1450, Los Angeles, California 90067.

   (2) There are no shares of preferred stock outstanding.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(A)  EXHIBIT LIST


EXHIBIT NUMBER                     DESCRIPTION
--------------                     -----------

3. Registration Statement on Form SB-2 (File No. 333-63352)) of RP Entertainment, Inc., filed June 19, 2001 with Exhibits, including Articles of Incorporation and By Laws.

23.1     Consent of Gil Ostrick of Oppenheim and Ostrick, CPA's



(B)  REPORTS ON FORM 8-K.

   No reports on form 8-K have been filed by the Company during the year ended December 31, 2001 or the quarter ended March 31, 2002.

                                   SIGNATURES

   In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  April 10, 2002
                                  RP ENTERTAINMENT, INC.



                                  By:  /s/ Douglas S. Borghi
                                      -----------------------------------
                                      Douglas S. Borghi
                                      President and Chairman of the Board


   In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Douglas S. Borghi                  April 10, 2002
---------------------------
Douglas S. Borghi
Director, President and Treasurer

/s/ John Holt Smith                    April 10, 2002
---------------------------
John Holt Smith
Director, Chief Executive Officer
and Secretary