Form 10QSB
period 2002-03-31
RP ENTERTAINMENT INC
filed 2002-05-21
CIK 1142488

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


Mark one

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                     For the period ended March 31, 2002


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

The number of shares outstanding of the registrant's common stock as of March 31, 2002 was 5,178,000.

                             RP ENTERTAINMENT, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          QUARTERLY REPORT ON FORM 10-QSB
            FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2001 AND 2002
              AND FROM INCEPTION ON JULY 11, 1996 TO MARCH 31, 2002



                                Table of Contents
                                -----------------



ITEM NO.  DESCRIPTION                                                      PAGE
--------  -----------                                                      ----

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

        Auditors Report..................................................     1

        Balance Sheets as of March 31, 2002..............................     2

        Statements of Operations for the Three Months Ended
        March 31, 2001 and 2002; and from Inception on July 11,
        1996 to March 31, 2002...........................................     3

        Statement of Changes in Stockholders' Equity
        (Deficit) for the Periods Ended March 31, 2002...................     4

        Statements of Cash Flows for the Three Months
        Ended March 31, 2001 and 2002 and from
        Inception on July 11,  1996 to March 31, 2002....................     5

        Notes to Financial Statements....................................  6-11

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations..............................    12


                           PART II - OTHER INFORMATION


Item 1. Legal Proceedings................................................    14

Item 2. Changes in Securities and Use of Proceeds........................    14

Item 3. Defaults Upon Senior Securities..................................    14

Item 4. Submission of Matters to a Vote of Security Holder...............    14

Item 5. Other Information................................................    14

Item 6. Exhibits and Reports on Form 8-K.................................    14

Signatures...............................................................    14

                           OPPENHEIM & OSTRICK, CPA'S
                              4256 Overland Avenue
                            Culver City, California
                                 (310) 839-3930


To the Board of Directors and Members
RP Entertainment, Inc.
(A Development Stage Enterprise)
Los Angeles, California


We have reviewed the accompanying balance sheet of RP Entertainment, Inc. (A Development Stage Enterprise) as of March 31, 2002 and the related statements of operations, stockholders' equity and accumulated deficit and cash flows for each of the three months ended March 31, 2002 and 2001, and from inception on July 11, 1996 to March 31, 2002, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the Board of Directors and management of RP Entertainment, Inc.

A review consists principally of inquiries of Company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles.

The financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 2, the Company have no earnings to date and has a significant accumulated deficit. These circumstances raise substantial doubt about its ability to continue as a going concern. Management's plan in regard to this matter are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Oppenheim & Ostrick, CPA's
--------------------------------
Oppenheim & Ostrick, CPA's
Culver City, California
May 20, 2002







                         PART I - FINANCIAL INFORMATION



ITEM 1.   FINANCIAL STATEMENTS



                             RP ENTERTAINMENT, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                                  BALANCE SHEET
                                 MARCH 31, 2002

                                     ASSETS



Current assets:

   Cash and cash equivalents                                         $  28,914
   Related party receivable                                              4,500
                                                                     -----------

         Total current assets                                        $  33,314
                                                                     ===========



                      LIABILITIES AND STOCKHOLDERS' EQUITY


Stockholders' equity:
   Common stock, $001 par value authorized
    50,000,000 shares, issued and outstanding
    5,178,000 shares                                                 $   5,178
   Additional paid-in capital                                          324,822
   Accumulated other comprehensive income                               (9,735)
   Deficit accumulated during development stage                       (286,851)
                                                                     -----------

         Total stockholders' equity                                  $  33,414
                                                                     ===========





                             See Accompanying Notes




                             RP ENTERTAINMENT, INC.
                        (A DEVELOPMENT STATE ENTERPRISE)
                       STATEMENT OF OPERATIONS AND DEFICIT
                ACCUMULATED DURING DEVELOPMENT STAGE (UNAUDITED)


                                                                              Cumulative From
                                                    Three Months               Inception on
                                                   Ended March 31,           July 11, 1996 to
                                                    2001     2002             March 31, 2002
                                                    ----     ----             --------------
                                                 (Unaudited)   (Unaudited)

Costs and Expenses

General and administrative expenses              $ (11,901)     $  (5,085)      $ (379,177)
                                                 ----------     ----------      -----------

Gross profit                                       (11,901)        (5,085)        (379,177)
                                                 ----------     ----------      -----------
Other income (expense):
    Lawsuit                                                                        100,000
    Other                                              232             95            2,988
                                                 ----------     ----------      -----------
                                                       232             95          102,988
                                                 ----------     ----------      -----------

Income (loss) before cumulative effect of
   change in accounting policies                   (11,669)        (4,990)        (276,189)

Cumulative effect of a change in
   accounting principles net of
   income taxes                                          0              0           (4,261)
                                                 ----------     ----------      -----------

Income (loss)  before taxes                        (11,669)        (4,990)        (280,450)

Provision for income taxes                             800            800            6,400
                                                 ----------     ----------      -----------

Net income (loss)                                $ (12,469)     $  (5,790)       $(286,850)
                                                 ==========     ==========      ===========

Net income (loss) per share:

   Basic                                         $    (0.1)     $    (0.1)       $   (0.06)
                                                 ==========     ==========      ===========
   Diluted                                       $    (0.1)     $    (0.1)       $   (0.06)
                                                 ==========     ==========      ===========

Weighted average number
   of shares used in the
   computation of net income
   (loss) per share                              5,178,000      5,178,000        5,178,000
                                                 ==========     ==========      ===========








                                     See Accompanying Notes





                                                        RP ENTERTAINMENT, INC.
                                                   (A DEVELOPMENT STAGE ENTERPRISE)
                                        STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

                                                                                                          Deficit
                                                                                        Accumulated     Accumulated          Total
                                                                          Additional       Other        During the      Stockholders
                                    Comprehensive       Common Stock       Paid-in     Comprehensive    Development        Equity
                                       Income        Shares     Amount     Capital        Income           Stage          (Deficit)
                                       ------        ------     ------     -------        ------           -----          ---------

Issuance of common stock for
  compensation                         $      0     5,000,000   $ 5,000    $      0       $     0       $       0        $   5,000

Common shareholder loss from
  inception on July 11, 1996
  to December 31, 1996                        0             0         0           0             0          (5,542)          (5,542)

Issuance of common stock                      0       155,000       155     309,845             0               0          310,000

Issuance of common stock for
  compensation                                0        23,000        23      14,977             0               0           15,000

Common shareholder loss for year
  ended December 31, 1997                     0             0         0           0             0        (218,248)        (218,248)

Common shareholder loss for year
  ended December 31, 1998                     0             0         0           0             0         (53,360)         (53,360)
                                         -------    ---------   -------     -------        -------      ---------         ---------

Balance at December 31, 1998                  0     5,178,000     5,178     324,822             0        (277,150)          52,850

Common share income for year ended
  December 31, 1999                           0             0         0           0             0          77,435           77,435
                                         -------    ---------   -------     -------        -------      ---------         ---------

Balance at December 31, 1999                  0     5,178,000     5,178     324,822             0        (199,715)         130,285

   Common share loss for year ended
   December 31, 2000
      Net loss                          (28,451)            0         0           0             0         (28,451)         (28,451)

      Unrealized loss on investments     (2,746)            0         0           0        (2,746)              0           (2,746)
                                         -------    ---------   -------     -------       --------      ---------         ---------
      Comprehensive income             $(31,197)
                                         =======
Balance at December 31, 2000                        5,178,000     5,178     324,822        (2,746)       (228,166)          99,088

   Common share loss for year
   ended December 31, 2001
      Net loss                          (52,894)            0         0           0             0         (12,469)         (12,469)
      Unrealized loss on investments     (3,989)            0         0           0        (9,841)              0           (9,841)
                                        -------     ---------  -------      -------       --------      ---------         ---------
      Comprehensive income             $(59,883)
                                        =======
Balance at December 31, 2001                        5,178,000  $  5,178    $324,822      $(12,587)      $(240,635)        $ 76,778

      Net loss                                0             0         0           0             0          (5,791)          (5,791)
                                        -------     ---------  -------      -------      ---------      ----------        ---------
Balance at March 31, 2002 (unaudited)               5,178,000  $  5,178    $324,822      $ (9,735)      $(286,851)        $ 33,414
                                                    =========  ========     =======      =========      ==========        =========


                                                                      See Accompanying Notes

                                                                               4



                                                        RP ENTERTAINMENT, INC.
                                                   (A DEVELOPMENT STAGE ENTERPRISE)
                                                  STATEMENT OF CASH FLOWS (UNAUDITED)



                                                                                                       Cumulative From
                                                                          Three Months                   Inception on
                                                                         Ended March 31,               July 11, 1996 to
                                                                     2001               2002            March 31, 2002
                                                                     ----               ----          ------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss) from development stage operations             $(12,469)        $ ( 5,791)            $(286,851)
  Adjustments to reconcile net income (loss) from
   operations to cash used from operating activities:
      Depreciation and amortization                                    317                 0                10,241
      Compensation for common stock                                      0                 0                51,000
      Write-off, other assets                                            0                 0                 4,864
                                                                  --------           --------              --------
         Net cash (used) from operating activities                 (12,152)           (5,791)             (220,746)
                                                                  --------           --------              --------


CASH FLOWS FROM INVESTING ACTIVITIES:
  Investment in marketable securities                                    0                 0              (152,337)
  Proceeds from sale of marketable securities                            0                 0               131,168
  Capital Expenditures                                                   0                 0               (15,105)
  Loss on sale of marketable securities                                  0                 0                11,434
                                                                  --------           --------              --------
        Net cash used from investing activities                          0                 0               (24,840)
                                                                  --------           --------              --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds (repayment) of stockholder loans                              0                 0                (4,500)
  Cash proceeds from common stock                                        0                 0               279,000
                                                                  --------           --------              --------
        Net cash provided by financing activities                        0                 0               274,500
                                                                  --------           --------              --------

        Net cash increase (decrease)in cash equivalents            (12,152)           (5,791)               28,914

        Cash and cash equivalents, beginning balance                25,052            34,705                     0
                                                                  --------           --------              --------

        Cash and cash equivalents, ending balance               $   12,900          $ 28,914             $  28,914
                                                                  ========           ========              ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
 Cash paid during the period for interest                       $        0          $      0             $       0
                                                                  ========           ========              ========

 Cash paid during the period for income taxes                   $      800          $    800             $   6,400
                                                                  ========           ========              ========















                                                        See Accompanying Notes

                             RP ENTERTAINMENT, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS
                         FROM INCEPTION ON JULY 11, 1996
                                TO MARCH 31, 2002

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

                             RP ENTERTAINMENT, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS
                         FROM INCEPTION ON JULY 11, 1996
                                TO MARCH 31, 2002


(2)  Summary of Significant Accounting Policies:

     RP Entertainment, Inc.'s cash and available credit are not sufficient to support operations for the next year. Accordingly if an acquisition or an IPO were not to take place management would need to seek additional equity financing. These financial statements have been prepared on the basis that adequate financing will be obtained.

     The Company has prepared interim financial statement that include all adjustments which in the opinion of management, are necessary to make the financial statements not misleading. The Company believes that all adjustments of a normal recurring nature that are necessary for a fair presentation of the results of the interim periods presented in this report have been made.

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

                             RP ENTERTAINMENT, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS
                         FROM INCEPTION ON JULY 11, 1996
                                TO MARCH 31, 2002


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

                             RP ENTERTAINMENT, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS
                         FROM INCEPTION ON JULY 11, 1996
                                TO MARCH 31, 2002


(2)  Summary of Significant Accounting Policies (cont'd):

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

                             RP ENTERTAINMENT, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS
                FROM INCEPTION ON JULY 11, 1996 TO MARCH 31, 2002



(3) Investment in Marketable Securities:

     Investment in equity securities is classified as follows:



                                                         March 31,
                                                           2002
                                                       (Unaudited)

          Available-for-sale (current)                 $       0
                                                         =======


     Aggregate fair values, gross unrealized holding gains, and unrealized holding losses for available for sale equity securities are as follows:


                                                        March 31,
      Common Stock                                        2002
                                                       Unaudited)

          Fair value                                   $       0
          Cost                                         $       0
          Gross unrealized losses                      $       0


     The unrealized losses are a component of comprehensive income and are reported as investing activities in the cash flow statements. All unrealized holding losses were also reported as part of stockholders' equity in the above balance sheet.


(4) Property and Equipment:

     Property and equipment include the following:

                                                           March 31,
                                                             2002
                                                         (Unaudited)
          Computer equipment                              $   0
          Accumulated depreciation                            0
                                                           -------
                                                          $   0

     There was $7,105 of other capital expenditures related to programming options and other transactions that had no value and were written off or were fully depreciated.

                             RP ENTERTAINMENT, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS
                         FROM INCEPTION ON JULY 11, 1996
                                TO MARCH 31, 2002

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


(8)  Stockholders' Equity:

     As of March 31, 2002, there were 5,178,000 shares issued. See previous footnotes and statement of changes in stockholders' equity for further details.


(9)  Other income is comprised of the following:

                                                                     For the
                                                                 Cumulative From
                           For the Three     For the Three         Inception on
                            Months Ended     Months Ended       July 31, 1996 to
                           March 31, 2001    March 31, 2002       March 31, 2002
                           --------------    --------------       --------------


    Other income             $       0         $      0            $      557
    Interest/dividends             232               95                13,865
    Gain (loss) from sale
      of securities                  0                0               (11,434)
                               -------           ------               -------
                             $     232         $     95            $    2,988
                               =======           ======               =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FROM INCEPTION TO MARCH 31, 2002

Overview

We were incorporated on July 11, 1996 and our only material expense has been legal fees of approximately $160,000 in connection with the lawsuit and expenses. Normal operating expenses for the years ending December 31, 2000 and 2001 were $21,465 and $49,591, respectively and for the three months ending March 31, 2002 were $ 8,085. Although, we do not have a written agreement or formal arrangement with Mr. John Holt Smith in which he has agreed to give us space for our offices, we anticipate that Mr. Smith will continue to allow us to have space with no charge. Our belief that Mr. Smith will give us space is based on the fact that Mr. Smith has a significant equity interest in us. We believe that Mr. Smith will continue to allow us free space as long as he maintains a significant equity interest in us. However, in the event that Mr. Smith sells some or all of his shares, he may not have a continued incentive to pay our office rent and related expenses. We cannot assure you that Mr. Smith will not sell some of all of his shares.

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


Results of Operations

The three months ended March 31, 2001 (unaudited) versus the three months ended March 31, 2002 (unaudited)

The three months ended March 31, 2002 (unaudited) versus the three months ended March 31, 2001 (unaudited) shows a decrease in operating expenses of approximately $ 4,000. The decrease was due in part for the professional fees paid to a related party in 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FROM INCEPTION TO MARCH 31, 2002 (CONT'D):


Liquidity and Capital Resources

In the opinion of management, available funds from cash of approximately $29,000 will satisfy our working capital requirements through March 2003. Therefore, based on discussions with agents and authors, we believe the earliest that we will begin to generate revenues is approximately June 2002. Our belief is based on the fact that identification of negotiations for and consummation of an option agreement or developed agreement would require about 3-4 months time, cost $5,000 - $10,000 and require further development or rewrites over an additional 60-90 day period. After all of which we would then have to locate an interested and suitable producer, negotiate a sale or joint venture production, or further development and production.

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

                                               RP ENTERTAINMENT, INC.
                                               (Registrant)



Date:  May 21, 2002                            By:  /s/  Douglas S. Borghi
                                               --------------------------------
                                               Douglas S. Borghi
                                               Chairman of the Board and
                                               President and Treasurer
                                               (Principal and Executive Officer)


Date:  May 21, 2002                            By:  /s/  John Holt Smith
                                               --------------------------------
                                               John Holt Smith
                                               Chief Executive Officer,
                                               Secretary and Director
                                               (Principal and Financial Officer)