Form 10QSB/A
period 2002-03-31
RP ENTERTAINMENT INC
filed 2002-05-31
CIK 1142488

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
                                Amendment No. 1


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



                                Table of Contents
                                -----------------



ITEM NO.  DESCRIPTION                                                      PAGE
--------  -----------                                                      ----

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

        Accountant's Report..............................................     1

        Balance Sheets as of December 31, 2001 and March 31, 2002........     2

        Statements of Operations for the Three Months Ended
        March 31, 2001 and 2002; and from Inception on July 11,
        1996 to March 31, 2002...........................................     3

        Statement of Changes in Stockholders' Equity
        (Deficit) for the Periods Ended March 31, 2002...................     4

        Statements of Cash Flows for the Three Months
        Ended March 31, 2001 and 2002 and from
        Inception on July 11,  1996 to March 31, 2002....................     5

        Notes to Financial Statements....................................  6-11

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations..............................    12


                           PART II - OTHER INFORMATION


Item 1. Legal Proceedings................................................    14

Item 2. Changes in Securities and Use of Proceeds........................    14

Item 3. Defaults Upon Senior Securities..................................    14

Item 4. Submission of Matters to a Vote of Security Holder...............    14

Item 5. Other Information................................................    14

Item 6. Exhibits and Reports on Form 8-K.................................    14

Signatures...............................................................    14

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

/s/ Oppenheim & Ostrick, CPA's
--------------------------------
Oppenheim & Ostrick, CPA's
Culver City, California
May 20, 2002


                         PART I - FINANCIAL INFORMATION



ITEM 1.   FINANCIAL STATEMENTS



                             RP ENTERTAINMENT, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                                  BALANCE SHEET


                                     ASSETS



                                            December 31,              March 31,
                                                2001                    2002
                                            ------------             (unaudited)
Current assets:                                                      -----------

   Cash and cash equivalents                $  34,705                $  28,914
   Related party receivable                     4,500                    4,500
                                            ------------             -----------

Property and Equipment:

   Net of accumulated depreciation                  0                        0
                                            ------------             -----------
         Total current assets               $  39,205                $  33,314
                                            ============             ===========



                      LIABILITIES AND STOCKHOLDERS' EQUITY


Stockholders' equity:
   Common stock, $001 par value
    authorized 50,000,000 shares,
    issued and outstanding
    5,178,000 shares                        $   5,178                $   5,178
   Additional paid-in capital                 324,822                  324,822
   Accumulated other
   comprehensive income                        (9,735)                  (9,735)
   Deficit accumulated during
    development stage                        (281,060)                (286,851)
                                            ------------             -----------

         Total stockholders' equity         $  39,205                $  33,414
                                            ============             ===========





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
                                                 ==========     ==========      ===========

Weighted average number
   of shares used in the
   computation of net income
   (loss) per share                              5,178,000      5,178,000        5,148,000
                                                 ==========     ==========      ===========








                                     See Accompanying Notes





                                                        RP ENTERTAINMENT, INC.
                                                   (A DEVELOPMENT STAGE ENTERPRISE)
                                        STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

                                                                                                          Deficit
                                                                                        Accumulated     Accumulated          Total
                                                                          Additional       Other        During the      Stockholders
                                    Comprehensive       Common Stock       Paid-in     Comprehensive    Development        Equity
                                       Income        Shares     Amount     Capital        Income           Stage          (Deficit)
                                       ------        ------     ------     -------        ------           -----          ---------

Issuance of common stock for
  compensation                         $      0     5,000,000   $ 5,000    $      0       $     0       $       0        $   5,000

Common shareholder loss from
  inception on July 11, 1996
  to December 31, 1996                        0             0         0           0             0          (5,542)          (5,542)

Issuance of common stock                      0       155,000       155     309,845             0               0          310,000

Issuance of common stock for
  compensation                                0        23,000        23      14,977             0               0           15,000

Common shareholder loss for year
  ended December 31, 1997                     0             0         0           0             0        (218,248)        (218,248)

Common shareholder loss for year
  ended December 31, 1998                     0             0         0           0             0         (53,360)         (53,360)
                                         -------    ---------   -------     -------        -------      ---------         ---------

Balance at December 31, 1998                  0     5,178,000     5,178     324,822             0        (277,150)          52,850

Common share income for year ended
  December 31, 1999                           0             0         0           0             0          77,435           77,435
                                         -------    ---------   -------     -------        -------      ---------         ---------

Balance at December 31, 1999                  0     5,178,000     5,178     324,822             0        (199,715)         130,285

   Common share loss for year ended
   December 31, 2000
      Net loss                          (28,451)            0         0           0             0         (28,451)         (28,451)

      Unrealized loss on investments     (2,746)            0         0           0        (2,746)              0           (2,746)
                                         -------    ---------   -------     -------       --------      ---------         ---------
      Comprehensive income             $(31,197)
                                         =======
Balance at December 31, 2000                        5,178,000     5,178     324,822        (2,746)       (228,166)          99,088

   Common share loss for year
   ended December 31, 2001
      Net loss                          (52,894)            0         0           0             0         (52,894)         (52,894)
      Unrealized loss on investments     (3,989)            0         0           0        (6,989)              0           (6,989)
                                        -------     ---------  -------      -------       --------      ---------         ---------
      Comprehensive income             $(59,883)
                                        =======
Balance at December 31, 2001                        5,178,000  $  5,178    $324,822      $( 9,735)      $(281,060)        $ 39,205

      Net loss                                0             0         0           0             0          (5,791)          (5,791)
                                        -------     ---------  -------      -------      ---------      ----------        ---------
Balance at March 31, 2002 (unaudited)               5,178,000  $  5,178    $324,822      $ (9,735)      $(286,851)        $ 33,414
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

                             RP ENTERTAINMENT, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS
                FROM INCEPTION ON JULY 11, 1996 TO MARCH 31, 2002



(3) Investment in Marketable Securities:

     Investment in equity securities is classified as follows:



                                              December 31,         March 31,
                                                  2001               2002
                                                                  (Unaudited)

          Available-for-sale (current)        $      0            $       0
                                              ===========         =============


     Aggregate fair values, gross unrealized holding gains, and unrealized holding losses for available for sale equity securities are as follows:


                                               December 31,         March 31,
      Common Stock                                 2001                2002
                                                                    Unaudited)

          Fair value                            $    0             $       0
          Cost                                  $    0             $       0
          Gross unrealized losses               $  6,989           $       0


     The unrealized losses are a component of comprehensive income and are reported as investing activities in the cash flow statements. All unrealized holding losses were also reported as part of stockholders' equity in the above balance sheet.


(4) Property and Equipment:

     Property and equipment include the following:

                                               December 31,          March 31,
                                                  2001                  2002
                                                                    (Unaudited)
          Computer equipment                    $  1,100              $   0
          Accumulated depreciation                (1,100)                 0
                                                ---------             ---------
                                                $    0                $   0
                                                =========             =========

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


Results of Operations

The three months ended March 31, 2001 (unaudited) versus the three months ended March 31, 2002 (unaudited)

The three months ended March 31, 2002 (unaudited) versus the three months ended March 31, 2001 (unaudited) shows a decrease in operating expenses of approximately $ 7,000. The decrease was due in part for the professional fees paid to a related party in 2001.

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

                                               RP ENTERTAINMENT, INC.
                                               (Registrant)



Date:  May 31, 2002                            By:  /s/  Douglas S. Borghi
                                               --------------------------------
                                               Douglas S. Borghi
                                               Chairman of the Board and
                                               President and Treasurer
                                               (Principal and Executive Officer)


Date:  May 31, 2002                            By:  /s/  John Holt Smith
                                               --------------------------------
                                               John Holt Smith
                                               Chief Executive Officer,
                                               Secretary and Director
                                               (Principal and Financial Officer)