Form 10QSB
period 2002-06-30
RP ENTERTAINMENT INC
filed 2002-08-14
CIK 1142488

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


Mark one

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                     For the period ended June 30, 2002


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

The number of shares outstanding of the registrant's common stock as of July 31, 2002 was 5,178,000.

                             RP ENTERTAINMENT, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                                   FORM 10-QSB



                                Table of Contents
                                -----------------



ITEM NO.  DESCRIPTION                                                      PAGE
--------  -----------                                                      ----

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

        Balance Sheets as of December 31, 2001 and June 30, 2002........     2

        Statements of Operations for the Six Months Ended
        June 30, 2001 and 2002; and from Inception on July 11,
        1996 to June 30, 2002...........................................     3

        Statements of Cash Flows for the Three Months
        Ended June 30, 2001 and 2002 and from
        Inception on July 11,  1996 to June 30, 2002....................     4

        Notes to Financial Statements....................................  5-7

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations..............................    8


                           PART II - OTHER INFORMATION


Item 1. Legal Proceedings................................................    9

Item 2. Changes in Securities and Use of Proceeds........................    9

Item 3. Defaults Upon Senior Securities..................................    9

Item 4. Submission of Matters to a Vote of Security Holder...............    9

Item 5. Other Information................................................    9

Item 6. Exhibits and Reports on Form 8-K.................................    9

Signatures...............................................................    9

                         PART I - FINANCIAL INFORMATION



ITEM 1.   FINANCIAL STATEMENTS


                             RP ENTERTAINMENT, INC.
                          (A development stage company)
                                  BALANCE SHEET
                                  JUNE 30, 2002
                                   (Unaudited)


                                     ASSETS
                                     ------

                                                                       June 30,
                                                                        2002
                                                                     (unaudited)
Current assets:                                                      -----------

   Cash and cash equivalents                                         $  14,562
   Related party receivable                                              4,500
                                                                     -----------
          Total current assets                                       $  19,062


Equipment, net                                                           2,000
                                                                     -----------
                                                                     $  21,062
                                                                     ===========



                      LIABILITIES AND STOCKHOLDERS' DEFICIT
                      -------------------------------------


Stockholders' Deficit:
   Preferred stock, par value $.001
    per share; 10,000,000 shares
    authorized; no shares issued                                     $       -
   Common stock, par value $.001 per
    share; 50,000,000 shares authorized;
    issued and outstanding 5,178,000                                     5,178
   Additional paid-in capital                                          324,822
   Accumulated other
    comprehensive loss                                                  (9,735)
   Deficit accumulated during the
    development stage                                                 (299,203)
                                                                     -----------
                                                                        21,062
                                                                     -----------
         Total stockholders' deficit                                 $  21,062
                                                                     ===========








   The accompanying notes are an integral part of these financial statements.



                                                RP ENTERTAINMENT, INC.
                                             (A development stage company)
                                               STATEMENTS OF OPERATIONS
                              THREE MONTH AND SIX MONTH PERIODS ENDED JUNE 30, 2002 & 2001
                                                   AND THE PERIOD FROM
                                     JULY 11, 1996 (INCEPTION) TO JUNE 30, 2002
                                                       (Unaudited)



                                                             THREE MONTHS ENDED          SIX MONTHS ENDED         JULY 11, 1996
                                                          JUNE 30         JUNE 30     JUNE 30       JUNE 30      (INCEPTION) TO
                                                            2002            2001        2002         2001         JUNE 30, 2002
                                                         ---------      ----------   ---------    ----------      --------------

REVENUE                                                 $       -       $       -    $       -    $       -       $         -

COSTS AND EXPENSES
    General & Administrative Expenses                      12,414           4,992       17,499       16,893           391,591
                                                         ---------      ----------   ---------    ----------      --------------
OPERATING LOSS                                            (12,414)         (4,992)     (17,499)     (16,893)         (391,591)

    Other income (expenses):
        Litigation                                              -               -            -            -           100,000
        Miscellaneous                                          61              78          156          310             3,049
                                                         ---------      ----------   ---------    ----------      --------------
                                                               61              78          156          310           103,049
LOSS BEFORE CUMULATIVE EFFECT OF A CHANGE IN
  ACCOUNTING POLICIES                                     (12,353)         (4,914)     (17,343)     (16,583)         (288,542)

CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING
  PRINCIPLES (NET OF INCOME TAX)                                -               -            -            -            (4,261)
                                                         ---------      ----------   ---------    ----------      --------------

LOSS BEFORE INCOME TAX                                    (12,353)         (4,914)     (17,343)     (16,583)         (292,803)

    Provision of Income Tax                                     -               -          800          800             6,400
                                                         ---------      ----------   ---------    ----------      --------------
 NET LOSS                                               $ (12,353)      $  (4,914)   $ (18,143)   $ (17,383)      $  (299,203)
                                                         =========      ==========   =========    ==========      ==============


WEIGHTED AVERAGE SHARES OF COMMON STOCK
  OUTSTANDING, BASIC AND DILUTED                        5,178,000       5,178,000    5,178,000    5,178,000
                                                        ==========      =========    =========    ==========

BASIC AND DILUTED NET LOSS PER SHARE                    $  (0.002)      $  (0.001)   $  (0.004)   $  (0.003)




                          The accompanying notes are an integral part of these financial statements.

                                                              3



                                                  RP ENTERTAINMENT, INC.
                                              (A development stage company)
                                                STATEMENTS OF CASH FLOWS
                              SIX MONTH PERIODS ENDED JUNE 30, 2002 & 2001 AND THE PERIOD FROM
                                       JULY 11, 1996 (INCEPTION) TO JUNE 30, 2002
                                                        (Unaudited)

                                                                                                        JULY 11, 1996
                                                                      SIX MONTHS ENDED JUNE 30          (INCEPTION) TO
                                                                        2002            2001            JUNE 30, 2002
                                                                    -----------     -----------         -------------

CASH FLOWS FROM OPERATING ACTIVITIES:
       Net loss                                                     $  (18,143)     $ (17,383)         $   (299,203)
       Adjustments to reconcile net loss to net cash used in
       operating activities:
         Depreciation and amortization                                     500            317                10,741
         Stock issued for services                                          -               -                51,000
         "Write-off, other assets"                                          -               -                 4,864
         Prepaid expense                                                    -         (10,000)                    -
         Bank overdraft                                                     -           9,741                     -
                                                                    -----------     -----------         -------------
          Net cash used in operating activities                        (17,643)       (17,325)             (232,598)
                                                                    -----------     -----------         -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
          Investment in marketable securities                                -              -              (152,337)
          Proceeds from sale of marketable securities                        -              -               131,168
          Capital Expenditures                                          (2,500)             -               (17,605)
          Loss on sale of marketable securities                              -              -                11,434
                                                                    -----------     -----------         -------------
          Net cash used in investing activities                         (2,500)             -               (27,340)
                                                                    -----------     -----------         -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
          Proceeds from issuance of shares                                   -              -               279,000
          Payments of related party loans                                    -              -                (4,500)
                                                                    -----------     -----------         -------------
          Net cash provided by financing activities                          -              -               274,500
                                                                    -----------     -----------         -------------

NET INCREASE/(DECREASE) IN CASH & CASH EQUIVALENTS                     (20,143)       (17,325)               14,562

CASH & CASH EQUIVALENTS, BEGINNING BALANCE                              34,705         25,052                     -
                                                                    -----------     -----------         -------------
CASH & CASH EQUIVALENTS, ENDING BALANCE                             $   14,562      $   7,727          $     14,562
                                                                    ===========     ===========         =============








                        The accompanying notes are an integral part of these financial statements.



                             RP ENTERTAINMENT, INC.
                          (A development stage company)
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS


1.   DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

RP Entertainment, Inc. (the "Company") was incorporated in the State of California in July 1966 as a C corporation and in 1996 subsequently filed as a Nevada corporation. The Company's objective is to develop or produce films and be involved in the entertainment industry in general and in television programming in particular. The Company also plans to be engaged in foreign distribution. The Company is not currently working on any programming.

The accounting policies of the Company are in accordance with generally accepted accounting principles and conform to the standards applicable to development stage companies.

Basis of Preparation

The accompanying interim condensed financial statements are prepared in accordance with rules set forth in regulation SB of the Securities and Exchange Commission. As said, these statements do not include all disclosures required under generally accepted principles and should be read in conjunction with the audited financial statements for the year ended December 31, 2001. In the opinion of management, all adjustments consisting of normal reoccurring accruals have been made to the financial statements. The results of operation for the three-month and six-month periods ended June 30, 2002 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2002.

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassifications

Certain prior period amounts have been reclassified to conform with the current period presentation.

2.   RECENT PRONOUNCEMENTS

On July 20, 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." These statements make significant changes to the accounting for business combinations, goodwill, and intangible assets.

SFAS No. 141 establishes new standards for accounting and reporting requirements for business combinations and will require that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method will be prohibited. This statement is effective for business combinations completed after June 30, 2001.

SFAS No. 142 establishes new standards for goodwill acquired in a business combination and eliminates amortization of goodwill and instead sets forth methods to periodically evaluate goodwill for impairment. Intangible assets with a determinable useful life will continue to be amortized over that period. This statement became effective January 1, 2002.

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations". SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement is effective for financial statements issued for fiscal years beginning after June 15, 2002.

                             RP ENTERTAINMENT, INC.
                          (A development stage company)
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS


SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," was issued in August 2001. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, and addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business.

The adoption of above pronouncements did not materially impact the Company's financial position or results of operations.

3.   GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company as a going concern. However, the Company's has not earned any revenue from its inception (July 11, 1996) through June 30, 2002 and the Company has incurred net losses from inception through June 30, 2002 of $299,203 including a net loss of $18,143 during the six month period ended June 30, 2002. The continuing losses have adversely affected the liquidity of the Company. Losses are expected to continue for the immediate future.

The production and distribution of television programming is a highly competitive business. The competition will affect the Company's ability to obtain the services of preferred performers and other creative personnel. The Company's plan of operation is to develop an on going source of referrals to acquire scripts for film and television production and the rights to merchandise products associated with future film and/or television productions of third parties. To do this, the Company will seek to establish an aggressive marketing plan both on the internet and conventionally. Currently, the Company owns certain rights to the Hooters property as the result of the settlement of a lawsuit. The settlement states that the Company will receive $750 an episode for delivery of each of 196 episodes. The Company will receive $1,000 per episode for the next 103 episodes over and above the first 196 episodes. There is no assurance that any episode will ever happen.

In the event the Hooters property is made into a theatrical motion picture, the Company will receive $250,000 upon the start of principal photography based upon the Hooters property. All other rights on the final legal settlement goes to the defendant (another entertainment company) including trademarks, logo and all other revenue streams. For the settlement in 1999, the Company received $150,000 less $50,000 legal fee resulting in a net amount of $100,000 at the closing to rescind all rights except as mentioned earlier to the Hooters property.

These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management has taken the following steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue as a going concern. Management devoted considerable effort from inception through the period ended June 30, 2002, towards (i) obtaining additional equity and (ii) management of accrued expenses and accounts payable. During the next twelve months, the Company plans to satisfy its cash requirements by additional equity financing. The initial public offering for $250,000 was withdrawn for lack of market support. If financing raised by a private placement in compliance with SEC regulations cannot raise sufficient equity, the Company will seek to be acquired.

                             RP ENTERTAINMENT, INC.
                          (A development stage company)
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS



Management believes that the above actions will allow the Company to continue operations through the next twelve months.

4.   NOTES RECEIVABLE - RELATED PARTIES

The note receivable from a shareholder amounting $4,500 is non-interest bearing, unsecured and due on demand.

5.   STOCKHOLDERS EQUITY

On its formation, the Company issued 5,000,000 shares of common stock to its founders at $.001 for organizing the business. In 1996, the Company issued 155,000 shares of common stock for cash at $2 per share for a total amount of $310,000. Also in 1996, the Company issued 23,000 shares of common stock for compensation of $15,000. As of June 30, 2002, there were 5,178,000 shares of common stock issued and outstanding.

6.   INCOME TAXES

No provision was made for Federal income tax since the Company has significant net operating loss carryforwards. Through June 30, 2002, the Company incurred net operating losses for tax purposes of approximately $300,000. Difference between the financial statement and tax losses consists primarily of depreciation expense and was immaterial at June 30, 2002. The net operating loss carryforwards may be used to reduce taxable income through the year 2017. Net operating loss for carryforwards for the State of California are generally available to reduce taxable income through the year 2007. The availability of the Company's net operating loss carryforwards are subject to limitation if there is a 50% or more positive change in the ownership of the Company's stock. The provision for income taxes consists of the state minimum tax imposed on corporations.

The net deferred tax asset balance, due to net operating loss carryforwards, as of June 30, 2002 and 2001 were approximately $120,000 and $98,000, respectively. A 100% valuation allowance has been established against the deferred tax assets, as the utilization of the loss carryforwards cannot reasonably be assured.

7.   RELATED PARTY TRANSACTIONS

The Company has a receivable of $4,500 from a principal shareholder. The receivable will be repaid as reimbursed expenses with a related party entity. The other principal shareholder is an attorney and co-founder of the Company. Management and legal fees charged to the Company for the two principal shareholders approximated $106,000 of which $80,000 occurred in 1997 and $11,000 in 1998. The shareholders were paid approximately $5,000 in 1999, $10,000 in 2000 and $16,500 in 2001 as fees for legal work performed. The shareholders received $2,000 for legal fees in the six months period ended June 30, 2002.

8.   SUPPLEMENTAL DISCLOSURE OF CASH FLOWS

The Company prepares its statements of cash flows using the indirect method as defined under the Financial Accounting Standard No. 95.

The Company paid $800 for income tax in the six months periods ended June 30, 2002 and 2001. Total amount paid for income taxes from September 20, 1996 (inception) through June 30, 2002 amounted to $6,400. The Company paid $0 for interest during the six months periods ended June 30, 2002 and 2001 and from July 11, 1996 (inception) through June 30, 2002.

9.   COMMITMENT

Operating Lease Commitments

The Company does not lease office space. It currently operates out of the law office of a shareholder.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FROM INCEPTION TO JUNE 30, 2002

Overview

We were incorporated on July 11, 1996. Although, we do not have a written agreement or formal arrangement with Mr. John Holt Smith in which he has agreed to give us space for our offices, we anticipate that Mr. Smith will continue to allow us to have space with no charge. Our belief that Mr. Smith will give us space is based on the fact that Mr. Smith has a significant equity interest in us. We believe that Mr. Smith will continue to allow us free space as long as he maintains a significant equity interest in us. However, in the event that Mr. Smith sells some or all of his shares, he may not have a continued incentive to pay our office rent and related expenses. We cannot assure you that Mr. Smith will not sell some of all of his shares.

Our plan of Operation for the next twelve months is materially dependent on our ability to generate revenues. If we are able to generate significant revenues, we anticipate that those revenues will be used to option books or screenplays, provide us with working capital and pay our legal and accounting fees for the next twelve months. If we do not generate those revenues, then we expect that our expenses for the next twelve months will be approximately $50,000. We anticipate that our expenses for the next twelve months will be limited to the day-to-day expenditures necessary to conduce business such as administrative expenses, which include costs to maintain our telephone and to contact agents and authors. Although it is difficult to quantify the day-to-day expenses, we believe that such expenses and the acquisition of two scripts will be no more than $70,000 for the next twelve months in the event we raise no capital through this offering. Our chief executive officer, director and principal shareholder, John Holt Smith, has provided office space since our inception. Our belief that Mr. Smith will pay our expenses is based on the fact that Mr. Smith has a significant equity interest in us and we believe that Mr. Smith will continue to provide office space as long as he maintains a significant equity interest in us. If Mr. Smith does not take any legal fees to raise equity capital, the Company's expenses can be reduced to approximately $34,000.

Results of Operations

The operating expenses for the six-month ended June 30, 2002 was $17,499 as compared to $16,893 for the six-month ended June 30, 2001. The net loss for six month ended June 30, 2002 was $18,143 as compared to $17,383 for the six month ended June 30, 2001. The increase was due in part for the professional fees paid to a related party in 2002.

Liquidity and Capital Resources

In the opinion of management, available funds from cash of approximately $15,000 at June 30, 2002 will satisfy our working capital requirements through June 2003. Therefore, based on discussions with agents and authors, we believe the earliest that we will begin to generate revenues is approximately September 2002. Our belief is based on the fact that identification of negotiations for and consummation of an option agreement or developed agreement would require about 3-4 months time, cost $5,000 - $10,000 and require further development or rewrites over an additional 60-90 day period. After all of which we would then have to locate an Interested and suitable producer, negotiate a sale or joint venture production, or further development and production. Our plan of operation provides that we will sell acquire rights, improve or develop the script and then the developed version subject to our distributors' specifications. Therefore, our profits will be determined on a case-by-case basis. For example, if we are selling television scripts to a producer of television shows to be sold with their current productions to CBS, then we will negotiate a percentage of revenue derived from production based on the number of episodes.

We do not have any material commitments for capital expenditures, nor do we expect to expend any material amounts for advertising or promotion of our business. We intend to use our management's established relationships in the entertainment industry to promote our business by word of mouth and personal solicitations.

Our forecast for the period for which our financial resources will be adequate to support our operations involves risks and uncertainties and actual results could fail as a result of a number of factors. We anticipate that we may need to raise additional capital to develop, promote and conduct our operations. Such additional capital may be raised through public or private financing as well as borrowing and other sources. There can be no assurance that additional funding will be available on favorable terms, if at all. We have not contemplated any plan of liquidation in the event that we do not generate revenues or raise a substantial amount in a private placement through the sale of our common stock. We will be forced to terminate our business operations in the event we are unable to raise additional capital in a private placement offering. 13

                                     PART II


ITEM 1. LEGAL PROCEEDINGS

The Company is not a party to any legal proceedings at this time or during the period of this report.


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

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

                                               RP ENTERTAINMENT, INC.
                                               (Registrant)



Date:  August 14, 2002                         By:  /s/  Douglas S. Borghi
                                               --------------------------------
                                               Douglas S. Borghi
                                               Chairman of the Board and
                                               President and Treasurer
                                               (Principal and Executive Officer)


Date:  August 14, 2002                         By:  /s/  John Holt Smith
                                               --------------------------------
                                               John Holt Smith
                                               Chief Executive Officer,
                                               Secretary and Director
                                               (Principal and Financial Officer)