Form 10QSB
period 2002-09-30
RP ENTERTAINMENT INC
filed 2002-11-19
CIK 1142488

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


Mark one

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                     For the period ended September 30, 2002


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

The number of shares outstanding of the registrant's common stock as of September 30, 2002 was 5,178,000.

                             RP ENTERTAINMENT, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                                   FORM 10-QSB



                                Table of Contents
                                -----------------



ITEM NO.  DESCRIPTION                                                      PAGE
--------  -----------                                                      ----

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

        Balance Sheets as of September 30, 2002 and June 30, 2002........    2

        Statements of Operations for the the and Nine Months Ended
        September 30, 2002 and 2001; and from Inception on July 11,
        1996 to September 30, 2002................................... ...    3
        Statements of Cash Flows for the Nine Months
        Ended September 30, 2001 and 2002 and from
        Inception on July 11,  1996 to September 30, 2002................    4

        Notes to Financial Statements....................................  5-7

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations..............................    8


                           PART II - OTHER INFORMATION


Item 1. Legal Proceedings................................................    9

Item 2. Changes in Securities and Use of Proceeds........................    9

Item 3. Defaults Upon Senior Securities..................................    9

Item 4. Submission of Matters to a Vote of Security Holder...............    9

Item 5. Other Information................................................    9

Item 6. Exhibits and Reports on Form 8-K.................................    9

Signatures...............................................................    9

                         PART I - FINANCIAL INFORMATION



ITEM 1.   FINANCIAL STATEMENTS


                             RP ENTERTAINMENT, INC.
                          (A development stage company)
                                  BALANCE SHEET
                               SEPTEMBER 30, 2002
                                   (Unaudited)


                                     ASSETS
                                     ------

                                                                   September 30,
                                                                        2002
                                                                     (unaudited)
Current assets:                                                      -----------

   Cash and cash equivalents                                         $   9,678
   Related party receivable                                              4,500
                                                                     -----------
          Total current assets                                       $  14,500


Equipment, net                                                           2,000
                                                                     -----------
                                                                     $  15,928
                                                                     ===========



                      LIABILITIES AND STOCKHOLDERS' DEFICIT
                      -------------------------------------

CURRENT LIABILITY:

   Accrued expense                                                   $   2,000


Stockholders' Deficit:
   Preferred stock, par value $.001
    per share; 10,000,000 shares
    authorized; no shares issued                                     $       -
   Common stock, par value $.001 per
    share; 50,000,000 shares authorized;
    issued and outstanding 5,178,000                                     5,178
   Additional paid-in capital                                          324,822
   Accumulated other
    comprehensive loss                                                  (9,735)
   Deficit accumulated during the
    development stage                                                 (306,377)
                                                                     -----------
                                                                        13,928
                                                                     -----------
         Total stockholders' deficit                                 $  15,928
                                                                     ===========








   The accompanying notes are an integral part of these financial statements.



                                                RP ENTERTAINMENT, INC.
                                             (A development stage company)
                                               STATEMENTS OF OPERATIONS
                            THREE MONTH AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2002 & 2001
                                                   AND THE PERIOD FROM
                                     JULY 11, 1996 (INCEPTION) TO JUNE 30, 2002
                                                       (Unaudited)



                                                             THREE MONTHS ENDED         NINE MONTHS ENDED         JULY 11, 1996
                                                        SEPTEMBER 30   SEPTEMBER 30 SEPTEMBER 30 SEPTEMBER 30      (INCEPTION) TO
                                                            2002            2001        2002         2001       SEPTEMBER 30, 2002
                                                         ---------      ----------   ---------    ----------      --------------

REVENUE                                                 $       -       $       -    $       -    $       -       $         -

COSTS AND EXPENSES
    General & Administrative Expenses                       7,168           7,120       24,667       23,952           398,759
                                                         ---------      ----------   ---------    ----------      --------------
OPERATING LOSS                                            ( 7,168)         (7,120)     (24,667)     (23,952)         (398,759)

    Other income (expenses):
        Litigation                                              -               -            -            -           100,000
        Miscellaneous                                          34          (3,009)         190       (2,760)            3,083
                                                         ---------      ----------   ---------    ----------      --------------
                                                               34          (3,009)         190       (2,760)          103,083
LOSS BEFORE CUMULATIVE EFFECT OF A CHANGE IN
  ACCOUNTING POLICIES                                      (7,134)        (10,129)     (24,477)     (26,712)         (295,676)

CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING
  PRINCIPLES (NET OF INCOME TAX)                                -               -            -            -            (4,261)
                                                         ---------      ----------   ---------    ----------      --------------

LOSS BEFORE INCOME TAX                                     (7,134)        (10,129)     (24,477)     (26,712)         (299,937)

    Provision of Income Tax                                     -               -          800          800             6,400
                                                         ---------      ----------   ---------    ----------      --------------
 NET LOSS                                               $  (7,134)      $ (10,129)   $ (25,277)   $ (27,512)      $  (306,337)
                                                         =========      ==========   =========    ==========      ==============


WEIGHTED AVERAGE SHARES OF COMMON STOCK
  OUTSTANDING, BASIC AND DILUTED                        5,178,000       5,178,000    5,178,000    5,178,000
                                                        ==========      =========    =========    ==========

BASIC AND DILUTED NET LOSS PER SHARE                    $  (0.001)      $  (0.002)   $  (0.005)   $  (0.005)




                          The accompanying notes are an integral part of these financial statements.

                                                              3



                                                  RP ENTERTAINMENT, INC.
                                              (A development stage company)
                                                STATEMENTS OF CASH FLOWS
                         NINE MONTH PERIODS ENDED SEPTEMBER 30, 2002 & 2001 AND THE PERIOD FROM
                                   JULY 11, 1996 (INCEPTION) TO SEPTEMBER 30, 2002
                                                      (Unaudited)

                                                                                                        JULY 11, 1996
                                                                     NINE MONTHS ENDED JUNE 30          (INCEPTION) TO
                                                                        2002            2001         SEPTEMBER 30, 2002
                                                                    -----------     -----------         -------------

CASH FLOWS FROM OPERATING ACTIVITIES:
       Net loss                                                     $  (25,277)     $ (27,512)         $   (306,337)
       Adjustments to reconcile net loss to net cash used in
       operating activities:
         Depreciation and amortization                                     750            317                10,991
         Stock issued for services                                          -               -                51,000
         "Write-off, other assets"                                          -               -                 4,864
         Prepaid expense                                                    -         (10,000)                    -
         Accrued expense                                                 2,000              -                 2,000
                                                                    -----------     -----------         -------------
          Net cash used in operating activities                        (22,527)       (37,195)             (237,482)
                                                                    -----------     -----------         -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
          Investment in marketable securities                                -              -              (152,337)
          Proceeds from sale of marketable securities                        -         35,203               131,168
          Capital Expenditures                                          (2,500)             -               (17,605)
          Loss on sale of marketable securities                              -          3,027                11,434
                                                                    -----------     -----------         -------------
          Net cash used in investing activities                         (2,500)        62,230               (27,340)
                                                                    -----------     -----------         -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
          Proceeds from issuance of shares                                   -              -               279,000
          Payments of related party loans                                    -              -                (4,500)
                                                                    -----------     -----------         -------------
          Net cash provided by financing activities                          -              -               274,500
                                                                    -----------     -----------         -------------

NET INCREASE/(DECREASE) IN CASH & CASH EQUIVALENTS                     (25,027)        25,035                 9,678

CASH & CASH EQUIVALENTS, BEGINNING BALANCE                              34,705         25,052                     -
                                                                    -----------     -----------         -------------
CASH & CASH EQUIVALENTS, ENDING BALANCE                             $    9,678      $  50,087          $      9,678
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

Basis of Preparation

The accompanying interim condensed financial statements are prepared in accordance with rules set forth in regulation SB of the Securities and Exchange Commission. As said, these statements do not include all disclosures required under generally accepted principles and should be read in conjunction with the audited financial statements for the year ended December 31, 2001. In the opinion of management, all adjustments consisting of normal reoccurring accruals have been made to the financial statements. The results of operation for the three-month and nine-month periods ended September 30, 2002 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2002.

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

SFAS No. 142 establishes new standards for goodwill acquired in a business combination and eliminates amortization of goodwill and instead sets forth methods to periodically evaluate goodwill for impairment. Intangible assets with a determinable useful life will continue to be amortized over that period. This statement became effective from January 1, 2002.

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

The Company does not expect that the adoption of above pronouncements will have a material effect on its earnings or financial position.

In May 2002, the Board issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections ("SFAS 145"). SFAS 145 rescinds the automatic treatment of gains or losses from extinguishments of debt as extraordinary unless they meet the criteria for extraordinary items as outlined in APB Opinion No. 30, Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. SFAS 145 also requires sale-leaseback accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions and makes various technical corrections to existing pronouncements. The provisions of SFAS 145 related to the rescission of FASB Statement 4 are effective for fiscal years beginning after May 15, 2002, with early adoption encouraged. All other provisions of SFAS 145 are effective for transactions occurring after May 15, 2002, with early adoption encouraged. The Company does not anticipate that adoption of SFAS 145 will have a material effect on our earnings or financial position.

In June 2002, the FASB issued SFAS No. 146 " Accounting for Costs Associated with exit or Disposal Activities." This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3 a liability for an exit cost as defined, was recognized at the date of an entity's commitment to an exit plan. The Company does not anticipate that adoption of SFAS 146 will have a material effect on our earnings or financial position.

3.   GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company as a going concern. However, the Company's has not earned any revenue from its inception (July 11, 1996) through September 30, 2002 and the Company has incurred net losses from inception through September 30, 2002 of $306,337 including a net loss of $25,277 during the nine month period ended September 30, 2002. The continuing losses have adversely affected the liquidity of the Company. Losses are expected to continue for the immediate future.

                             RP ENTERTAINMENT, INC.
                          (A development stage company)
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

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

Management has taken the following steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue as a going concern. Management devoted considerable effort from inception through the period ended September 30, 2002, towards (i) obtaining additional equity and (ii) management of accrued expenses and accounts payable. During the next twelve months, the Company plans to satisfy its cash requirements by additional equity financing. The initial public offering for $250,000 was withdrawn for lack of market support. If financing raised by a private placement in compliance with SEC regulations cannot raise sufficient equity, the Company will seek to be acquired.

Management believes that the above actions will allow the Company to continue operations through the next twelve months.

4.   STOCKHOLDERS EQUITY

On its formation, the Company issued 5,000,000 shares of common stock to its founders at $.001 for organizing the business. In 1996, the Company issued 155,000 shares of common stock for cash at $2 per share for a total amount of $310,000. Also in 1996, the Company issued 23,000 shares of common stock for compensation of $15,000. As of September 30, 2002, there were 5,178,000 shares of common stock issued and outstanding.

5.   INCOME TAXES

No provision was made for Federal income tax since the Company has significant net operating loss carryforwards. Through September 30, 2002, the Company incurred net operating losses for tax purposes of approximately $306,000. Difference between the financial statement and tax losses consists primarily of

                             RP ENTERTAINMENT, INC.
                          (A development stage company)
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

depreciation expense and was immaterial at September 30, 2002. The net operating loss carryforwards may be used to reduce taxable income through the year 2017. Net operating loss for carryforwards for the State of California are generally available to reduce taxable income through the year 2007. The availability of the Company's net operating loss carryforwards are subject to limitation if there is a 50% or more positive change in the ownership of the Company's stock. The provision for income taxes consists of the state minimum tax imposed on corporations.

The net deferred tax asset balance, due to net operating loss carryforwards, as of September 30, 2002 and 2001 were approximately $122,000 and $102,000, respectively. A 100% valuation allowance has been established against the deferred tax assets, as the utilization of the loss carrytforwards cannot reasonably be assured.

6.   RELATED PARTY TRANSACTIONS

The Company has a receivable of $4,500 from a principal shareholder. The receivable is non-interest bearing, unsecured and will be repaid as reimbursed expenses with a related party entity. The other principal shareholder is an attorney and co-founder of the Company. Management and legal fees charged to the Company for the two principal shareholders approximated $106,000 of which $80,000 occurred in 1997 and $11,000 in 1998. The shareholders were paid approximately $5,000 in 1999, $10,000 in 2000 and $16,500 in 2001 as fees for legal work performed. The shareholders received $2,000 for legal fees in the nine months period ended September 30, 2002.


7.   SUPPLEMENTAL DISCLOSURE OF CASH FLOWS

The Company prepares its statements of cash flows using the indirect method as defined under the Financial Accounting Standard No. 95.

The Company paid $800 for income tax in the nine months periods ended September 30, 2002 and 2001. Total amount paid for income taxes from September 20, 1996 (inception) through September 30, 2002 amounted to $6,400. The Company paid $0 for interest during the nine months periods ended September 30, 2002 and 2001 and from July 11, 1996 (inception) through September 30, 2002.

8.   COMMITMENT

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

Results of Operations

The operating expenses for the nine months ended September 30, 2002 was $24,667 as compared to $23,952 for the nine months ended September 30, 2001. The net loss for nine months ended September 30, 2002 was $25,277 as compared to $26,712 for the nine months ended September 30, 2001. The increase was due in part for the professional fees paid to a related party in 2002.

Liquidity and Capital Resources

In the opinion of management, available funds from cash of approximately $9,678 at September 30, 2002 will satisfy our working capital requirements through June 2003. Therefore, based on discussions with agents and authors, we believe the earliest that we will begin to generate revenues is approximately January 2003. Our belief is based on the fact that identification of negotiations for and consummation of an option agreement or developed agreement would require about 3-4 months time, cost $5,000 - $10,000 and require further development or rewrites over an additional 60-90 day period. After all of which we would then have to locate an Interested and suitable producer, negotiate a sale or joint venture production, or further development and production. Our plan of operation provides that we will sell acquire rights, improve or develop the script and then the developed version subject to our distributors' specifications. Therefore, our profits will be determined on a case-by-case basis. For example, if we are selling television scripts to a producer of television shows to be sold with their current productions to CBS, then we will negotiate a percentage of revenue derived from production based on the number of episodes.

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

        Exhibit 99.1 - Consent Pursuant to the Sarbanes-Oxley Act of 2002






                                   SIGNATURES



In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               RP ENTERTAINMENT, INC.
                                               (Registrant)



Date:  November 19, 2002                       By:  /s/  Douglas S. Borghi
                                               --------------------------------
                                               Douglas S. Borghi
                                               Chairman of the Board and
                                               President and Treasurer
                                               (Principal and Executive Officer)


Date:  November 19, 2002                       By:  /s/  John Holt Smith
                                               --------------------------------
                                               John Holt Smith
                                               Chief Executive Officer,
                                               Secretary and Director
                                               (Principal and Financial Officer)