Form 10KSB/A
period 2003-02-15
RP ENTERTAINMENT INC
filed 2003-03-21
CIK 1142488

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              Amendment No. 1 to
                                   FORM 10-KSB
(Mark One)

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

     State the number of shares outstanding of each of the issuer's class of common equity: 678,000 shares of common stock, $.001 par value per share were outstanding as of March 31, 2002.

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

                                        7
   RESULTS OF OPERATIONS

ITEM 7.  FINANCIAL STATEMENTS




                             RP ENTERTAINMENT, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                              FINANCIAL STATEMENTS
                                  (Restatement)
                         FROM INCEPTION ON JULY 11, 1996
                              TO DECEMBER 31, 2001

                        WITH INDEPENDENT AUDITORS' REPORT




                                   CONTENTS



                                                                      PAGE

       Independent Auditors' Report                                     1

       Balance Sheet                                                    2

       Statement of Operations and Accumulated Deficit                  3

       Statement of Changes in Stockholder's Equity                     4

       Statement of Cash Flows                                          5

       Notes to Financial Statements                                   6-11

                          INDEPENDENT AUDITORS' REPORT




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


Oppenheim & Ostrick, CPA's

Culver City, California
January 31, 2002

                             RP ENTERTAINMENT, INC.
                         (A DEVELOPMENT STAGE ENTERPRISE)
                                 BALANCE SHEET
                                               (Restatement)
                               DECEMBER 31, 2001





                                    ASSETS


Current assets:
  Cash and cash equivalents                            $  34,705
  Related party receivable                                 4,500
                                                       ---------
          Total current assets                                      $  39,205
                                                                    =========




                     LIABILITIES AND STOCKHOLDER'S EQUITY

Stockholder's equity:
  Common stock, $.001 par value authorized
    50,000,000 shares, issued and outstanding
    5,178,000 shares                                       5,178
  Additional paid-in capital                             324,822
  Deficit accumulated during development stage          (290,795)
                                                        --------

          Total stockholder's equity                                   39,205
                                                                    ----------
                                                                    $  39,205
                                                                    ==========






                   See accompanying auditors' report and notes which are integral parts of this statement

                             RP ENTERTAINMENT, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                 STATEMENT OF OPERATIONS AND ACCUMULATED DEFICIT
                      ACCUMULATED DURING DEVELOPMENT STAGE
                                  (Restatement)

                                                               Cumulative From
                                          Years Ended           Inception on
                                          December 31,         July 11, 1996 to
                                      2000           2001      December 31, 2001
                                      ----           ----      -----------------

Cost and expenses:
  General and administrative
    expenses                      $ (21,465)      $ (49,591)      $ (374,092)
                                    -------         -------          -------

Other income (expense):
  Lawsuit settlement                      0               0          100,000
  Other                              (6,186)        (12,238)          (6,842)
                                    -------         -------          -------
                                     (6,186)        (12,238)          93,158
                                    -------         -------          -------

Income (loss) before cumulative
  effect of change in accounting
  principle                         (27,651)        (61,829)        (280,934)

Cumulative effect of a change in
  accounting principles net of
  income taxes                            0               0           (4,261)
                                    -------         -------          --------

Income (loss)  before taxes         (27,651)        (61,829)        (285,195)

Provision for income taxes              800             800            5,600
                                    -------         -------          -------

Net loss                          $ (28,451)      $ (62,629)      $ (290,795)
                                    =======         =======          =======

Net income (loss) per share:
Basic                             $   (.01)       $    (.01)      $     (.06)
Diluted                           $   (.01)       $    (.01)      $     (.06)


Weighted average number
  of shares used in the
  computation of net
  income (loss) per share         5,178,000       5,178,000        5,148,000
                                  =========       =========        =========








                      See accompanying auditors' report and
                notes which are integral parts of this statement

                             RP ENTERTAINMENT, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
             STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY (DEFICIT)
                                  (Restatement)

                                                                                                         Deficit
                                                                                         Accumulated    Accumulated
                                                                           Additional       Other       During the    Stockholders'
                                       Comprehensive     Common Stock       Paid-in     Comprehensive   Development      Equity
                                          Income       Shares    Amount     Capital        Income         Stage        (Deficit)
                                          ------       ------    ------     -------        ------         -----         --------
Issuance of common stock for
  compensation                          $      0     5,000,000  $  5,000    $       0     $       0             0      $    5,000

Common shareholder loss from
  inception on July 11, 1996
  to December 31, 1996                         0             0         0            0             0        (5,542)         (5,542)

Issuance of common stock                       0       155,000       155      309,845             0       310,000

Issuance of common stock for
  compensation                                 0        23,000        23       14,977             0        15,000

Common shareholder loss for year
  ended December 31, 1997                      0             0         0            0             0      (218,248)       (218,248)

Common shareholder loss for year
  ended December 31, 1998                      0             0         0            0             0       (53,360)        (53,360)
                                         -------     ---------   -------      -------       -------       --------       ---------

Balance at December 31, 1998                   0     5,178,000     5,178      324,822             0      (277,150)         52,850

Common share income for year ended
  December 31, 1999                            0             0         0            0             0        77,435          77,435
                                         -------     ---------   -------      -------       -------       --------       ---------

Balance at December 31, 1999                   0     5,178,000     5,178      324,822             0      (199,715)        130,285

   Common share loss for year ended
   December 31, 2000
      Net loss                           (28,451)            0         0            0             0       (28,451)        (28,451)
      Unrealized loss on investments      (2,746)            0         0            0        (2,746)            0          (2,746)
                                         -------     ---------   -------      -------       -------       -------
      Comprehensive income              $(31,197)
                                         =======
      Balance at December 31, 2000                   5,178,000     5,178      324,822        (2,746)     (228,166)         99,088

   Common share loss for the year
   ended December 31, 2001
      Net income                                                       0            0             0       (62,629)        (62,629)
      Unrealized loss on investments          0              0         0            0         2,746             0           2,746
                                         -------     ---------   -------      -------        ------       -------        --------
                                              0
Balance at December 31, 2001                         5,178,000  $  5,178    $ 324,822     $       0     $(290,795)     $   39,205
                                                     =========   =======      =======        ======       =======        ========




                      See accompanying auditors' report and
                notes which are integral parts of this statement

                             RP ENTERTAINMENT, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                             STATEMENT OF CASH FLOWS
                                  (Restatement)

                                                                                               Cumulative From
                                                                            Years Ended          Inception on
                                                                            December 31,       July 11, 1996 to
                                                                        2000           2001    December 31, 2001
                                                                        ----           ----    -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss) from development stage operations                $ (28,451)     $ (62,629)    $ (290,795)
  Adjustments to reconcile net income (loss) from operations to cash used from operating activities:
       Depreciation and amortization                                       211            317         10,241
       Compensation for common stock                                         0              0         51,000
       Write-off - other assets                                         (1,136)             0          4,864
                                                                       -------         ------       --------

           Net cash used by operating activities                       (29,376)       (62,312)      (224,690)
                                                                       -------        -------        -------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Investment in marketable securities                                 (71,965)             0       (152,337)
   Proceeds from sale of marketable securities                          71,965         59,203        131,168
   Capital expenditures                                                      0              0        (15,105)
   Loss on sale of marketable securities                                 8,407         12,762         21,169
                                                                       -------        -------        -------

          Net cash provided (used) in investing activities               8,407         71,965        (15,105)
                                                                       -------        -------        -------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds, (repayment) of stockholder loans                            (4,500)             0         (4,500)
  Cash proceeds from common stock                                            0              0        279,000
                                                                       -------        -------        -------

          Net cash provided (used) in financing activities              (4,500)             0        274,500
                                                                       -------        -------        -------

           Net cash increase (decrease) in cash equivalents            (25,469)         9,653         34,705
                                                                       -------        -------        -------

           Cash and cash equivalents, beginning balance                 50,521         25,052
                                                                       -------        -------        -------

           Cash and cash equivalents, ending balance                 $  25,052      $  34,705      $  34,705
                                                                       =======        =======        =======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the period for interest                          $       0      $       0      $       0
                                                                       =======        =======        =======


    Cash paid during the period for income taxes                     $     800      $     800      $   5,600
                                                                       =======        =======        =======









                      See accompanying auditors' report and
                notes which are integral parts of this statement

                             RP ENTERTAINMENT, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                     NOTES TO RESTATED FINANCIAL STATEMENTS
                         FROM INCEPTION ON JULY 11, 1996
                              TO DECEMBER 31, 2001

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

                             RP ENTERTAINMENT, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                     NOTES TO RESTATED FINANCIAL STATEMENTS
                         FROM INCEPTION ON JULY 11, 1996
                              TO DECEMBER 31, 2001

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

                             RP ENTERTAINMENT, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                     NOTES TO RESTATED FINANCIAL STATEMENTS
                         FROM INCEPTION ON JULY 11, 1996
                              TO DECEMBER 31, 2001

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

                             RP ENTERTAINMENT, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                     NOTES TO RESTATED FINANCIAL STATEMENTS
                         FROM INCEPTION ON JULY 11, 1996
                              TO DECEMBER 31, 2001

(3) Investment in Marketable Securities:

                 The cost basis of the marketable securities at December 31, 2000 was $71,965. The market value of these securities was $69,219, which resulted in an unrealized loss of $2,746 for the year ended 2000. Trading activity during the year resulted in a realized loss of $8,407. The proceeds from the sale of securities were $71,965 and was reinvested in another security. During fiscal year 2001, there was an additional unrealized loss of $6,989. In August 2001, all of the investment in marketable securities were sold which resulted in a realized loss of $12,762. The proceeds of $59,203 were placed in a money market fund.

          The investment in equity securities is classified as follows:

                                                December 31,       December 31,
                                                    2000               2001
                                                    ----               ----
                                                                   (Unaudited)

                Available-for-sale (current)     $  69,219          $       0
                                                 =========           ========

                Aggregate fair values, gross unrealized holding gains, and unrealized holding losses for available for sale equity securities are as follows:

                                             December 31,        December 31,
              Common Stock                      2000                2001
              ------------                      ----                ----

              Fair value                      $  69,219           $       0
              Cost                            $  71,965           $       0
              Gross unrealized losses         $   2,746           $       0

                The unrealized losses are a component of comprehensive income and are reported as investing activities in the cash flow statements. In August 2001, all investments in available-for-sale securities were sold and accumulated unrealized losses reported as part of stockholders' equity in December 31, 2000 were recognized in income.

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

                             RP ENTERTAINMENT, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                     NOTES TO RESTATED FINANCIAL STATEMENTS
                         FROM INCEPTION ON JULY 11, 1996
                              TO DECEMBER 31, 2001

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

(9) Other income (expense) is comprised of the following:

                                                     For the          Cumulative From
                                                   Years Ended          Inception on
                                                   December 31,      July 11, 1996 to
                                                   2000      2001     December 31, 2001
                                                   ----      ----     -----------------
              Other income                      $      0   $      0      $      557
              Interest/dividends                   2,221        524          13,770
              Losses from sale of securities      (8,407)   (12,762)        (21,169)
                                                 -------    -------         -------
                                                $ (6,186)  $(12,238)     $   (6,842)
                                                 =======    =======         =======

                             RP ENTERTAINMENT, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                     NOTES TO RESTATED FINANCIAL STATEMENTS
                         FROM INCEPTION ON JULY 11, 1996
                              TO DECEMBER 31, 2001



(10) Restatement

               Subsequent to the issuance of the Company's consolidated financial statements for the year ended December 31, 2001, the Company determined errors in accounting and presentation of the Company's financial statements.

               The cost basis of the marketable securities at December 31, 2001 was $ 71,965. Through August 2001, the Company had recorded an accumulated unrealized loss of $9,735. In August 2001, all of the investments in marketable securities were sold and the Company recorded a realized loss of $ 3,027. However, the Company did not adjust the accumulated unrealized loss amount, which resulted in understatement of loss by $9,735.

               The Company's 2001 financial statements have been restated to correct the errors above-mentioned. The effect of the correction of these errors is as follows:

                                                   As Previously
         Year ended, December 31, 2001               Reported         Restated
                                                   -------------      ---------



         STATEMENT OF SHAREHOLDERS' DEFICIT

          Accumulated deficit                      $  (281,060)    $  (290,795)
          Accumulated other comprehensive income   $  (  9,735)              -



         STATEMENT OF OPERATIONS AND
          ACCUMULATED DEFICIT

          Other income and expense
            Loss from sale of securities           $     3,027     $    12,762
       Net loss                                    $    52,894     $    62,629

       Loss per share                              $      0.01     $      0.01



         STATEMENT OF CASH FLOWS

          Net cash used by operating activities    $  ( 52,577)    $   (62,312)
       Net cash provided (used) in
          investing activities                     $    62,230     $    71,965

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

Date:  February 15, 2003
                                  RP ENTERTAINMENT, INC.



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

/s/ Douglas S. Borghi                 February 15, 2003
---------------------------
Douglas S. Borghi
Director, President and Treasurer

/s/ John Holt Smith                    February 15, 2003
---------------------------
John Holt Smith
Director, Chief Executive Officer
and Secretary