Form 10KSB
period 2002-12-31
RP ENTERTAINMENT INC
filed 2003-03-31
CIK 1142488

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-KSB
(Mark One)

   [ X ] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
         EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 2002

   [   ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
         EXCHANGE  ACT OF 1934

   For the transition period from                  to
                                 ------------------  -----------------

      Commission file number     000-49679
                                 ---------

                                 LITFUNDING CORP
                    formerly known as RP ENTERTAINMENT, INC.
                 (Name of small business issuer in its charter)

                                      6611

             NEVADA                                                   95-4834266
   (State or other jurisdiction of                              (I.R.S. Employer
   incorporation or organization)                            Identification No.)

     5757 Wilshire Boulevard, Suite PH10
     LOS ANGELES, CALIFORNIA 90036                                        90067
 (Address of principal executive offices)                             (Zip code)

Issuer's telephone number (323) 857-0448

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

     Documents incorporated by reference: Form 8K filed in March 11, 2003, by RP Entertainment, Inc.

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

ITEM 2. DESCRIPTION OF PROPERTY

The Company formerly had its headquarters a facility of approximately 500 square feet located at 1900 Avenue of the Stars, Suite 1450, Los Angeles, California 90067. The Company now has offices at 5757 Wilshire Boulevard, Suite PH10, Los Angeles, CA 90036 comprised of approximately 3,000 square feet.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FROM INCEPTION TO DECEMBER 31, 2002

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

Results of Operations

The operating expenses for the year ended December 31, 2002 was $39,891 as compared to $49,591 for the year ended December 31, 2001. The net loss for year ended December 31, 2002 was $37,842 as compared to $62,629 for the year ended December 31, 2001. The decrease was due in part for the professional fees paid to a related party in 2001.

Liquidity and Capital Resources

In the opinion of management, available funds from cash of approximately $5,000 at December 31, 2002 will satisfy our working capital requirements through next few months. On February 25, 2003, we entered into an Agreement of Merger with LitFunding Corp., a California corporation ("LFC"). LFC became a wholly owned subsidiary. LFC is in the business of providing funding to qualifying plaintiffs and plaintiffs' attorneys for the payment of costs and expenses of litigation, principally in the areas of personal injury, medical malpractice, product liability, toxic torts, and employment.

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

Acquisition of LitFunding Corp/Changes in Control of Registrant

On February 25, 2003, Morton Reed, PhD. and Michael Marcelli, were appointed as directors of LitFunding Corp., a Nevada corporation ("Registrant"). Dr. Reed and the other shareholders of LitFunding Corp. received shares of the Registrant's stock as part of the merger described below. On February 25, 2003, RP Acquisition Corp., a Nevada corporation and our wholly-owned subsidiary ("RPAC") entered into a merger agreement with LitFunding Corp., a California corporation ("LFC"). RPAC was formed by the Registrant for the purpose of effectuating a merger with LFC. The merger transaction between LFC and RPAC was consummated pursuant to an Agreement and Plan of Merger dated February 21, 2003 (the "Merger Agreement"). The Merger Agreement is attached to Form 8K described in Exhibit
23.1 (B). Pursuant to the Merger Agreement, Douglas S. Borghi resigned as the President, Treasurer, and director of the Registrant and John Holt Smith resigned as the Chief Executive Officer, and Secretary but remains a director of the Registrant. Two new directors were appointed to fill vacancies on the board of the Registrant, Morton Reed and Michael Marcelli. Upon the closing of the merger, Mr. Borghi agreed to have his 2,000,000 shares of the Registrant's common stock cancelled and Mr. Smith agreed to have his 2,500,000 shares of the Registrant's common stock cancelled, leaving 678,000 shares outstanding and 7,542,250 shares of the Registrant to be exchanged with existing LitFunding Corp. shareholders or a total of 8,220,250 after consummation of the transaction.

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

   RESULTS OF OPERATIONS

ITEM 7.  FINANCIAL STATEMENTS




                             RP ENTERTAINMENT, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                              FINANCIAL STATEMENTS
                                  (Restatement)
                         FROM INCEPTION ON JULY 11, 1996
                              TO DECEMBER 31, 2001

                        WITH INDEPENDENT AUDITORS' REPORT




                                   CONTENTS



                                                                      PAGE

       Independent Auditors' Report                                     9

       Balance Sheet                                                    10

       Statement of Operations and Accumulated Deficit                  11

       Statement of Changes in Stockholder's Equity                     12

       Statement of Cash Flows                                          13

       Notes to Financial Statements                                  14 - 20

                          INDEPENDENT AUDITORS' REPORT


To the Stockholders and Board of Directors
LitFunding Corp. (formerly, RP Entertainment, Inc.)

We have audited the accompanying balance sheet of LitFunding Corp. (formerly, RP Entertainment, Inc.), a Nevada Corporation (the "Company") as of December 31, 2002 and the related statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of LitFunding Corp. (formerly, RP Entertainment, Inc.) as of December 31, 2002 and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has accumulated deficit of 328,277 on December 31, 2002 and a net loss of $37,482 and $62,629 for the years ended December 31, 2002 and 2001, respectively. These factors as discussed in Note 3 to the financial statements, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



KABANI & COMPANY, INC.
CERTIFIED PUBLIC ACCOUNTANTS

Fountain Valley, California
March 12, 2003

                                LITFUNDING CORP.
                       (FORMERLY, RP ENTERTAINMENT, INC.)
                          (A development stage company)
                                  BALANCE SHEET
                                DECEMBER 31, 2002

                                   ASSETS
                                   ------
CURRENT ASSETS:
              Cash & cash equivalents                                        $              5,223

EQUIPMENT, net                                                                              1,500

                                                                               -------------------
                                                                             $              6,723
                                                                               ===================

                            LIABILITIES AND STOCKHOLDERS' EQUITY
                            ------------------------------------

CURRENT LIABILITY:
              Accrued expense                                                $              5,000

STOCKHOLDERS' EQUITY:
              Preferred stock, par value $.001 per share; 10,000,000
              shares authorized; no shares issued                                               -
              Common stock, par value $.001 per share; 50,000,000
              shares authorized; issued and outstanding 5,178,000                           5,178
              Additional paid-in capital                                                  324,822
              Deficit accumulated during the development stage                           (328,277)
                                                                               -------------------
                           Total stockholders' equity                                       1,723
                                                                               -------------------
                                                                             $              6,723
                                                                               ===================



   The accompanying notes are an integral part of these financial statements

                                LITFUNDING CORP.
                       (FORMERLY, RP ENTERTAINMENT, INC.)
                          (A development stage company)
                            STATEMENTS OF OPERATIONS
            YERAS ENDED DECEMBER 31, 2002 & 2001 AND THE PERIOD FROM
                 JULY 11, 1996 (INCEPTION) TO DECEMBER 31, 2002

                                                                       YEARS ENDED                    JULY 11, 1996
                                                                       DECEMBER 31                   (INCEPTION) TO
                                                               2002                2001             DECEMBER 31, 2002
                                                                                (Re-stated)            (Re-stated)
                                                        --------------------  -----------------   ----------------------
REVENUE                                                 $                 -   $               -   $                   -

COSTS AND EXPENSES
              General & Administrative Expenses                      39,891              49,591                 413,983
                                                        --------------------  -----------------   ----------------------

OPERATING LOSS                                                      (39,891)            (49,591)               (413,983)

Other income (expenses):
              Litigation                                                  -                   -                 100,000
              Miscellaneous                                           3,209             (12,238)                 (3,633)
                                                        --------------------  -----------------   ----------------------
                                                                      3,209             (12,238)                 96,367
LOSS BEFORE CUMULATIVE EFFECT OF A CHANGE IN
       ACCOUNTING POLICIES                                          (36,682)            (61,829)               (317,616)

CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING
       PRINCIPLES (NET OF INCOME TAX)                                     -                   -                  (4,261)
                                                        --------------------  -----------------   ----------------------

LOSS BEFORE INCOME TAX                                              (36,682)            (61,829)               (321,877)

              Provision of Income Tax                                   800                 800                   6,400
                                                        --------------------  -----------------   ----------------------

NET LOSS                                                $           (37,482)  $         (62,629)  $            (328,277)
                                                        ====================  =================   ======================


WEIGHTED AVERAGE SHARES OF COMMON STOCK
      OUTSTANDING, BASIC AND DILUTED                              5,178,000           5,178,000
                                                        ====================  =================

BASIC AND DILUTED NET LOSS PER SHARE                    $             (0.01)  $           (0.01)
                                                        ====================  =================





   The accompanying notes are an integral part of these financial statements

                                LITFUNDING CORP.
                       (FORMERLY, RP ENTERTAINMENT, INC.)
                          (A development stage company)
             STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
          FOR THE PERIOD JULY 11, 1996 (INCEPTION) TO DECEMBER 31 ,2002


                                                    Common Stock                   Accumulated       Deficit
                                               ----------------------                 other     accumulated during       Total
                                               Number of       Par     Additional comprehansive  the development     Stockholders'
                                                 shares       value      Paid In    gain (loss)      stage          Equity (deficit)
                                                                         Capital    (Re-stated)    (Re-stated)
                                               ----------  ----------  ---------- ------------- ----------------- -----------------
Issuance of common stock for
compensation                                    5,000,000  $    5,000  $        - $           -  $             -  $           5,000

Net loss for the period from inception
(July 11, 1996) thru December 31, 1996                  -           -           -             -           (5,542)            (5,542)

Issuance of common stock                          155,000         155     309,845             -                -            310,000

Issuance of common stock for
compensation                                       23,000          23      14,977             -                -             15,000

Net loss for the year ended December 31, 1997           -           -           -             -         (218,248)          (218,248)

Net loss for the year ended December 31, 1998           -           -           -             -          (53,360)           (53,360)
                                               ----------  ----------  ---------- ------------- ----------------- -----------------
Balance at December 31, 1998                    5,178,000       5,178     324,822             -         (277,150)            52,850

Net income for the year ended December 31, 1999         -           -           -             -           77,435             77,435
                                               ----------  ----------  ---------- ------------- ----------------- -----------------
Balance at December 31, 1999                    5,178,000       5,178     324,822             -         (199,715)           130,285

Net loss for the year ended December 31, 2000           -           -           -             -          (28,451)           (28,451)

Unrealized loss on investments                          -           -            -       (2,746)               -             (2,746)

                                               ----------  ----------  ---------- ------------- ----------------- -----------------

Balance at December 31, 2000                    5,178,000       5,178     324,822        (2,746)        (228,166)            99,088

Net loss for the year ended December 31, 2001           -           -           -             -          (62,629)           (62,629)

Unrealized loss on investments                          -           -           -        (6,989)               -             (6,989)

Adjustment for sale of investments                      -           -           -         9,735                -              9,735

                                               ----------  ----------  ---------- ------------- ----------------- -----------------

Balance at December 31, 2001                    5,178,000       5,178     324,822             -         (290,795)            39,205

Net loss for the year ended December 31, 2002           -                       -             -          (37,482)           (37,482)

                                               ----------  ----------  ---------- ------------- ----------------- -----------------

Balance at December 31, 2002                    5,178,000  $    5,178  $  324,822 $           -  $      (328,277) $           1,723
                                               ==========  ==========  ========== ============= ================= =================



   The accompanying notes are an integral part of these financial statements

                                LITFUNDING CORP.
                       (FORMERLY, RP ENTERTAINMENT, INC.)
                          (A development stage company)
                            STATEMENTS OF CASH FLOWS
            YERAS ENDED DECEMBER 31, 2002 & 2001 AND THE PERIOD FROM
                 JULY 11, 1996 (INCEPTION) TO DECEMBER 31, 2002

                                                                                       YEARS ENDED                  JULY 11, 1996
                                                                                       DECEMBER 31                 (INCEPTION) TO
                                                                                2002               2001           DECEMBER 31, 2002
                                                                                                 (Re-stated)
                                                                         -----------------  -----------------   --------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
           Net loss                                                      $        (37,482)  $        (62,629)   $         (328,277)
           Adjustments to reconcile net loss to net cash used in
           operating activities:
                    Depreciation and amortization                                   1,000                317                11,241
                    Stock issued for services                                           -                  -                51,000
                    Write-off, other assets                                             -                  -                 4,864
                    Prepaid expense                                                     -                  -                     -
                    Accrued expense                                                 5,000                  -                 5,000
                                                                         -----------------  -----------------   -------------------
                    Net cash used in operating activities                         (31,482)           (62,312)             (256,172)
                                                                         -----------------  -----------------   -------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
                    Investment in marketable securities                                 -                  -              (152,337)
                    Proceeds from sale of marketable securities                         -             59,203               131,168
                    Capital Expenditures                                           (2,500)                 -               (17,605)
                    Loss on sale of marketable securities                               -             12,762                21,169
                                                                         -----------------  -----------------   -------------------
                    Net cash provided by (used in) investing activities            (2,500)            71,965               (17,605)
                                                                         -----------------  -----------------   -------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
                    Proceeds from issuance of shares                                    -                  -               279,000
                    Payments of related party loans                                 4,500                  -                     -
                                                                         -----------------  ---------------------------------------
                    Net cash provided by financing activities                    4,500.00                  -               279,000
                                                                         -----------------  -----------------   -------------------

NET INCREASE/(DECREASE) IN CASH & CASH EQUIVALENTS                                (29,482)             9,653                 5,223

CASH & CASH EQUIVALENTS, BEGINNING BALANCE                                         34,705             25,052                     -

                                                                         -----------------  -----------------   -------------------
CASH & CASH EQUIVALENTS, ENDING BALANCE                                  $          5,223   $         34,705    $            5,223
                                                                         =================  =================   ===================




   The accompanying notes are an integral part of these financial statements

                                LITFUNDING CORP.
                       (FORMERLY, RP ENTERTAINMENT, INC.)
                          (A development stage company)
                          NOTES TO FINANCIAL STATEMENTS



1.       DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

LitFunding Corp. (formerly, RP Entertainment, Inc.) (the "Company") was incorporated in the State of California in July 1966 as a C corporation and in 1996 subsequently filed as a Nevada corporation. The Company's objective was to develop or produce films and be involved in the entertainment industry in general and in television programming in particular. Through December 31, 2002, the Company was not working on any programming.

The accounting policies of the Company are in accordance with generally accepted accounting principles and conform to the standards applicable to development stage companies.

Pursuant to a merger agreement (note 9), on March 3, 2003, the Company changed its name from RP Entertainment, Inc. to LitFunding Corp.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and cash equivalents

The Company considers all liquid investments with a maturity of three months or less from the date of purchase that are readily convertible into cash to be cash equivalents.

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

Equipment

Equipment is stated at cost. Depreciation is computed using the straight-line method over the estimated useful life of the asset at five years.

Revenue Recognition

The Company's revenue recognition policies are in compliance with Staff accounting bulletin (SAB) 101. Revenue will be recognized when services are rendered. Generally, the Company will extend credit to its customers/clients and would not require collateral. The Company will perform ongoing credit evaluations of its customers/clients. The company did not earn any revenue through December 31, 2002.

Income taxes

Deferred income tax assets and liabilities are computed annually for differences between the financial statements and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted laws and rates applicable to the periods in which the differences are expected to affect taxable income (loss). Valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

                                LITFUNDING CORP.
                       (FORMERLY, RP ENTERTAINMENT, INC.)
                          (A development stage company)
                          NOTES TO FINANCIAL STATEMENTS


Issuance of shares for service

The Company accounts for the issuance of equity instruments to acquire goods and services based on the fair value of the goods and services or the fair value of the equity instrument at the time of issuance, whichever is more reliably measurable. During the year ended December 31, 2002, the Company did not issue any shares for goods or services.

Basic and diluted net loss per share

Net loss per share is calculated in accordance with the Statement of financial accounting standards No. 128 (SFAS No. 128), "Earnings per share". Basic net loss per share is based upon the weighted average number of common shares outstanding. Diluted net loss per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.

Fair value of financial instruments

Statement of financial accounting standard No. 107, Disclosures about fair value of financial instruments, requires that the Company disclose estimated fair values of financial instruments. The carrying amounts reported in the statements of financial position for current assets and current liabilities qualifying, as financial instruments are a reasonable estimate of fair value.

Development Stage Enterprise

The Company is a development stage enterprise, as defined in Financial Accounting Standards Board No. 7. The Company`s planned principal operations have not commenced, and, accordingly, no revenue has been derived during this period.

Accounting developments

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

SFAS No. 142 establishes new standards for goodwill acquired in a business combination and eliminates amortization of goodwill and instead sets forth methods to periodically evaluate goodwill for impairment. Intangible assets with a determinable useful life will continue to be amortized over that period. This statement becomes effective January 1, 2002.

Adoption of SFAS No. 141 & 142 does not have a material impact on the Company's financial statements.

                                LITFUNDING CORP.
                       (FORMERLY, RP ENTERTAINMENT, INC.)
                          (A development stage company)
                          NOTES TO FINANCIAL STATEMENTS


In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations". SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. Management does not expect this pronouncement will materially impact the Company's financial position or results of operations.

SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," was issued in August 2001. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, and addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business. Adoption of SFAS No. 144 does not have a material impact on the Company's financial statements.

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

In October 2002, the FASB issued SFAS No. 147, "Acquisitions of Certain Financial Institutions." SFAS No. 147 removes the requirement in SFAS No. 72 and Interpretation 9 thereto, to recognize and amortize any excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired as an unidentifiable intangible asset. This statement requires that those transactions be accounted for in accordance with SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." In addition, this statement amends SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," to include certain financial institution-related intangible assets. The Company does not expect adoption of SFAS No. 147 to have a material impact, if any, on its financial position, results of operations or cash flows.

                                LITFUNDING CORP.
                       (FORMERLY, RP ENTERTAINMENT, INC.)
                          (A development stage company)
                          NOTES TO FINANCIAL STATEMENTS


In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45). FIN 45 requires that upon issuance of a guarantee, a guarantor must recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued. The recognition provisions of FIN 45 are effective for any guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN45 is not expected to have a material effect on the Company's financial position, results of operations, or cash flows.

In December 2002, the FASB issued SFAS No. 148 "Accounting for Stock Based Compensation-Transition and Disclosure". SFAS No. 148 amends SFAS No. 123, "Accounting for Stock Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used, on reported results. The Statement is effective for the Companies' interim reporting period ending January 31, 2003. The Companies do not expect the adoption of SFAS No. 148 to have a material impact on its financial position or results of operations or cash flows.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities." Interpretation 46 changes the criteria by which one company includes another entity in its consolidated financial statements. Previously, the criteria were based on control through voting interest. Interpretation 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. A company that consolidates a variable interest entity is called the primary beneficiary of that entity. The consolidation requirements of Interpretation 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company does not expect the adoption to have a material impact to the Company's financial position or results of operations.

Reclassifications

Certain prior period amounts have been reclassified to conform with the current period presentation.

3.           GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company as a going concern. However, the Company's has not earned any revenue from its inception (July 11, 1996) through December 31, 2002 and the Company has incurred net losses from inception through December 31 2002 of $328,277 including a net loss of $37,482 and $62,629 for the year ended December 31, 2002 and 2001, respectively. The continuing losses have adversely affected the liquidity of the Company. Losses are expected to continue for the immediate future.

                                LITFUNDING CORP.
                       (FORMERLY, RP ENTERTAINMENT, INC.)
                          (A development stage company)
                          NOTES TO FINANCIAL STATEMENTS


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

Management has taken the following steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue as a going concern. Management devoted considerable effort from inception through the period ended December 31, 2002, towards (i) obtaining additional equity and (ii) management of accrued expenses and accounts payable. During the next twelve months, the Company plans to satisfy its cash requirements by additional equity financing. The initial public offering for $250,000 was withdrawn for lack of market support. If financing raised by a private placement in compliance with SEC regulations cannot raise sufficient equity, the Company will seek to be acquired. In that regard, the Company consummated an acquisition of LitFunding Corp. on February 25, 2003 (note 9).

Management believes that the above actions will allow the Company to continue operations through the next twelve months.

4.             STOCKHOLDERS EQUITY

On its formation, the Company issued 5,000,000 shares of common stock to its founders at $.001 for organizing the business. In 1996, the Company issued 155,000 shares of common stock for cash at $2 per share for a total amount of $310,000. Also in 1996, the Company issued 23,000 shares of common stock for compensation of $15,000. As of December 31, 2002, there were 5,178,000 shares of common stock issued and outstanding.

5.             INCOME TAXES

No provision was made for Federal income tax since the Company has significant net operating loss carryforwards. Through December 31, 2002, the Company incurred net operating losses for tax purposes of approximately $306,000. Difference between the financial statement and tax losses consists primarily of depreciation expense and was immaterial at December 31, 2002. The net operating loss carryforwards may be used to reduce taxable income through the year 2017. Net operating loss for carryforwards for the State of California are generally available to reduce taxable income through the year 2007. The availability of the Company's net operating loss carryforwards are subject to limitation if there is a 50% or more positive change in the ownership of the Company's stock. The provision for income taxes consists of the state minimum tax imposed on corporations.

                                LITFUNDING CORP.
                       (FORMERLY, RP ENTERTAINMENT, INC.)
                          (A development stage company)
                          NOTES TO FINANCIAL STATEMENTS


The net deferred tax asset balance, due to net operating loss carryforwards, as of December 31, 2002 and 2001 were approximately $122,000 and $102,000, respectively. A 100% valuation allowance has been established against the deferred tax assets, as the utilization of the loss carrytforwards cannot reasonably be assured.

6.          RELATED PARTY TRANSACTIONS

The Company had a receivable of $4,500 from an entity owned by a principal shareholder. The receivable was non-interest bearing, unsecured. During the year ended December 31, 2002, the amount was adjusted against expenses incurred by the related entity in finding an acquisition target. Management and legal fees charged to the Company for the two principal shareholders approximated $106,000 of which $80,000 occurred in 1997 and $11,000 in 1998. The shareholders were paid approximately $5,000 in 1999, $10,000 in 2000 and $16,500 in 2001 as fees for legal work performed. The shareholders received $2,000 for legal fees in the year ended December 31, 2002.

7.           SUPPLEMENTAL DISCLOSURE OF CASH FLOWS

The Company prepares its statements of cash flows using the indirect method as defined under the Financial Accounting Standard No. 95.

The Company paid $800 for income tax in the year ended December 31, 2002 and 2001. Total amount paid for income taxes from July 11, 1996 (inception) through December 31, 2002 amounted to $6,400. The Company paid $0 for interest during the year ended December 31, 2002 and 2001 and from July 11, 1996 (inception) through December 31, 2002.

8.           COMMITMENT

Operating Lease Commitments -

The Company does not lease office space. It currently operates out of the law office of a shareholder.

9.           SUBSEQUENT EVENT

On February 25, 2003, the Company entered into an Agreement of Merger with LitFunding Corp., a California corporation ("LFC"). LFC becomes a subsidiary when the Articles of Merger between RP Acquisition Corp., the Company's wholly owned subsidiary that was formed to facilitate the merger, and LFC are filed with the Nevada Secretary of State. The charter documents of RP Acquisition Corp. are the charter documents of the surviving corporation. Pursuant to the Merger Agreement, the Company issued 7,592,250 shares of its common stock to the LFC shareholders in exchange for all the issued and outstanding shares of LFC common stock.

                                LITFUNDING CORP.
                       (FORMERLY, RP ENTERTAINMENT, INC.)
                          (A development stage company)
                          NOTES TO FINANCIAL STATEMENTS


The merger transaction between LFC and RPAC was consummated pursuant to an Agreement and Plan of Merger dated February 21, 2003 (the "Merger Agreement"). Pursuant to the Merger Agreement, the current officers of the Company resigned and the officers of LFC were appointed as officers of the Company. Upon the closing of the merger, the current officers of the Company agreed to have their 4,500,000 shares of the Company's common stock cancelled.

LFC is in the business of providing funding to qualifying plaintiffs and plaintiffs' attorneys for the payment of costs and expenses of litigation, principally in the areas of personal injury, medical malpractice, product liability, toxic torts, and employment.

On March 3, 2003, the Company changed its name from RP Entertainment, Inc. to LitFunding Corp.

The acquisition of LitFunding Corp. will be accounted for as a reverse acquisition under the purchase method of accounting since the shareholders of LitFunding Corp. obtained control of the consolidated entity. Accordingly, the merger of the two companies will be recorded as a recapitalization of LitFunding Corp., with LitFunding Corp. being treated as the continuing entity. The historical financial statements to be presented will be those of LitFunding Corp. The continuing company has retained December 31 as its fiscal year end.

Unaudited Pro-forma revenue, net income and income per share assuming the transaction had been completed at the beginning of the periods reported on, pro-forma financial results would be as follows:

                                               Year ended December 31
                                               ----------------------
                                                    (Unaudited)
                                                    -----------
                                          2002                      2001
                                          ----                      ----
           Revenue                     $ 3,137,480              $    205,424
           Net loss for the period     $ 3,197,589              $  3,079,488
           Loss per share              $      0.39              $       0.37

10.           RESTATMENT

Subsequent to the issuance of the Company's consolidated financial statements for the year ended December 31, 2001, the Company determined errors in accounting and presentation of the Company's financial statements.

The cost basis of the marketable securities at December 31, 2001 was $71,965. Through August 2001, the Company had recorded an accumulated unrealized loss of $9,735. In August 2001, all of the investments in marketable securities were sold and the Company recorded a realized loss of $ 3,027. However, the Company did not adjust the accumulated unrealized loss amount, which resulted in understatement of loss by $9,735.

                                LITFUNDING CORP.
                       (FORMERLY, RP ENTERTAINMENT, INC.)
                          (A development stage company)
                          NOTES TO FINANCIAL STATEMENTS



The Company's 2001 financial statements have been restated to correct the errors above-mentioned. The effect of the correction of these errors is as follows:



                                                    As Previously
    Year ended, December 31, 2001                     Reported        Restated
                                                    -------------   ------------

    STATEMENT OF SHAREHOLDERS' EQUITY:

     Accumulated deficit                            $   (281,060)   $  (290,795)
     Accumulated other comprehensive income         $     (9,735)             -


    STATEMENT OF OPERATIONS:

     Other income and expense:
       Loss from sale of securities                 $      3,027    $    12,762
         Net loss                                   $     52,894    $    62,629

         Loss per share                             $       0.01    $      0.01


    STATEMENT OF CASH FLOWS:

    Net cash used by operating activities           $    (52,577)   $   (62,312)
        Net cash provided by investing activities   $     62,230    $    71,965

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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(A)  EXHIBIT LIST


EXHIBIT NUMBER                     DESCRIPTION
--------------                     -----------

23.1     Consent of Gil Ostrick of Oppenheim and Ostrick, CPA's



(B)  REPORTS ON FORM 8-K.

   The same Form 8-K filed on March 11, 2003, as is described on the cover.

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

/s/ Douglas S. Borghi                 February 15, 2003
---------------------------
Douglas S. Borghi
Director, President and Treasurer

/s/ John Holt Smith                   February 15, 2003
---------------------------
John Holt Smith
Director, Chief Executive Officer
and Secretary

CERTIFICATIONS
--------------

I, Douglas S. Borghi, certify that:

1. I have reviewed this annual report on Form 10-KSB of RP ENTERTAINMENT, INC.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

        a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

        b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

        c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

        a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 31, 2003



/s/ Douglas S. Borghi
-----------------------
Douglas S. Borghi
President and Treasurer

CERTIFICATIONS
--------------

I, John Holt Smith, certify that:

1. I have reviewed this annual report on Form 10-KSB of RP ENTERTAINMENT, INC.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

        a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

        b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

        c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

        a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 31, 2003



/s/ John Holt Smith
--------------------------------------
John Holt Smith
Chief Executive Officer and Secretary