Form 10QSB
period 2003-03-31
RP ENTERTAINMENT INC
filed 2003-05-20
CIK 1142488

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


Mark one

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                       For the period ended March 31, 2003


[ ]  TRANSITION  REPORT  PURSUANT  TO  SECTION  13 OF 15 (d)  OF THE  SECURITIES
     EXCHANGE ACT OF 1934 For the transition period from          to
                                                        ----------  ----------

                                    000-49679
                             ---------------------
                             Commission File Number


            LITFUNDING CORP.  formerly known as RP ENTERTAINMENT, INC.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Nevada                                                  95-4834266
          ------                                                  ----------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)


                                 LITFUNDING CORP
                      5757 Wilshire Boulevard, Suite PH 10
                          Los Angeles, California 90036
               --------------------------------------------------
               (Address of principal executive office) (Zip Code)

                                 (323) 857-0448
                                 --------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

The number of shares outstanding of the registrant's common stock as of March 31, 2003 was 8,270,000.

                                LITFUNDING CORP.
                   (Formerly Known as RP Entertainment, Inc.)
                                   FORM 10-QSB



                                Table of Contents
                                -----------------



ITEM NO.  DESCRIPTION                                                      PAGE
--------  -----------                                                      ----

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

        Balance Sheets as of March 31, 2003 .............................3

        Statements of Operations for the Three Months Periods Ended
        March 31, 2003 and 2002..........................................4
        Statements of Cash Flows for the Three Months Periods Ended
        March 31, 2003 and 2002..........................................5

        Notes to Financial Statements....................................6


Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations..............................7-12

Item 3. Controls and Procedures..........................................13

                           PART II - OTHER INFORMATION


Item 1. Legal Proceedings................................................13

Item 2. Changes in Securities and Use of Proceeds........................13

Item 3. Defaults Upon Senior Securities..................................13

Item 4. Submission of Matters to a Vote of Security Holder...............13

Item 5. Other Information................................................13

Item 6. Exhibits and Reports on Form 8-K.................................13

Signatures...............................................................14

                         PART I - FINANCIAL INFORMATION



ITEM 1.   FINANCIAL STATEMENTS
------------------------------



                                LIFTFUNDING CORP.
                       (Formerly, RP Entertaintment, Inc.)
                                  BALANCE SHEET
                                 MARCH 31, 2003
                                   (Unaudited)

                                     ASSETS

  Cash & cash equivalents                                           $       117,013
  Accounts receivable                                                       875,205
  Other receivables                                                               -
  Contigent advances less reserve for unsucceeful resolution of
       lawsuit of $2,094,612                                             11,869,466
  Prepaid commision on contigent advances                                   685,911
  Property and equipment, net                                                83,914
  Other assets                                                               21,950

                                                                    ----------------
                                                                    $    13,653,459
                                                                    ================


   LIABILITIES AND STOCKHOLDERS' DEFICIT

  Accounts payable and accrued expenses                             $        77,586
  Investor deposit                                                                -
  Debenture deposits                                                        200,000
  Interest payable                                                        2,802,608
  Investor participation                                                 18,738,931
                                                                    ----------------
            Total  liabilities                                           21,819,125

  Redeemable stock                                                                -

  COMMITMENTS

  STOCKHOLDERS' DEFICIT
  Common stock, no par value;
  Authorized shares 25,000,000,  8,270,250 shares
  issued and outstanding                                                      8,270
  Additional paid in capital                                              3,441,052
  Accumulated deficit                                                   (11,614,988)
                                                                    ----------------
            Total stockholders' deficit                                  (8,165,666)

                                                                    ----------------
                                                                    $    13,653,459
                                                                    ================




The accompanying notes are an integral part of these financial statements.

                                LIFTFUNDING CORP.
                            STATEMENTS OF OPERATIONS
            FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2003 AND 2002
                                   (Unaudited)

                                                              2003                       2002
                                                       -------------------        -------------------
Net revenue                                            $          162,495         $          283,444

Operating expenses:
      Sellimg                                                     288,366                    348,772
      Reserve for unsucceful resolution of lawsuits               184,847                    579,044
      General and administrative                                  521,178                    543,970
                                                       -------------------        -------------------
             Total operating expenses                             994,391                  1,471,786
                                                       -------------------        -------------------

Loss from operations                                             (831,896)                (1,188,342)

Non-operating income (expense):
      Interest expense, net of interest income                   (932,711)                  (436,218)
                                                       -------------------        -------------------

Loss before income taxes                                       (1,764,607)                (1,624,560)

Provision for income tax                                            1,600                        800

                                                       -------------------        -------------------
Net loss                                               $       (1,766,207)        $       (1,625,360)
                                                       ===================        ===================

Basic and diluted weighted average number of
                                                       -------------------        -------------------
    common stock outstanding                                    6,380,542                  6,380,542
                                                       ===================        ===================

                                                       -------------------        -------------------
Basic and diluted net Income/(loss) per share          $            (0.28)        $            (0.25)
                                                       ===================        ===================



The accompanying notes are an integral part of these financial statements.

                                LIFTFUNDING CORP.
                            STATEMENTS OF CASH FLOWS
            FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2003 AND 2002
                                   (Unaudited)

                                                                                  2003                 2002
                                                                            -----------------    -----------------
 CASH FLOWS FROM OPERATING ACTIVITIES:
            Net loss                                                        $     (1,766,207)    $     (1,625,360)
            Adjustments to reconcile loss to net cash used in
            operating activities:
                  Depreciation and amortization                                        6,637                2,867
                  Reserve for unsuccessful resolution of lawsuits                    184,847                    -
                  Deferred compensation                                                9,750                9,913
                  (Increase) / decrease in current assets:
                             Accounts receivable                                     308,741             (253,000)
                             Other receivable                                              -                6,748
                             Contingent advances                                     (47,001)          (2,913,492)
                             Prepaid commissions on contingent advances              197,720             (757,587)
                             Deposits                                                  3,089                    -
                  Increase / (decrease) in current liabilities:
                             Interest payable                                        846,107              426,548
                             Accounts payable and accrued expense                    (59,970)             (95,527)
                                                                            -----------------    -----------------
                  Total adjustments                                                1,449,920           (3,573,530)
                                                                            -----------------    -----------------
            Net cash used in operating activities                                   (316,287)          (5,198,890)
                                                                            -----------------    -----------------

 CASH FLOWS FROM INVESTING ACTIVITIES
                  Acquisition of treasury stock                                       (7,000)                   -
                  Acquisition of property & equipment                                 (8,181)              (7,517)
                                                                            -----------------    -----------------
            Net cash used in investing activities                                    (15,181)              (7,517)
                                                                            -----------------    -----------------

 CASH FLOWS FROM FINANCING ACTIVITIES:
                  Proceeds from investor participation                                78,766            4,564,986
                  Issuance/purchase of redeemable common stock                             -           (1,000,000)
                  Proceeds from issuance of common stock                                   -              134,286
                  Investor deposits                                                                      (823,750)
                  Debenture deposits                                                  70,000                    -
                  Receipt of cash on acquisition                                      25,000                    -
                  Payment for common stock repurchase                                      -
                  Shares issued on exercise of options                                     -               20,000
                                                                            -----------------    -----------------
            Net cash provided by financing activities                                173,766            2,895,522
                                                                            -----------------    -----------------

 NET DECREASE IN CASH & CASH EQUIVALENTS                                            (157,702)          (2,310,885)

CASH & CASH EQUIVALENTS, BEGINNING BALANCE                                           274,715            2,649,032
                                                                            -----------------    -----------------

CASH & CASH EQUIVALENTS, ENDING BALANCE                                     $        117,013     $        338,147
                                                                            =================    =================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
           Interest paid                                                    $        118,000     $              -
                                                                            =================    =================
           Income tax paid                                                  $          1,600     $              -
                                                                            =================    =================

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND
FINANCING ACTIVITIES
           Common stock options issued for services                         $              -     $        741,275
                                                                            =================    =================


The accompanying notes are an integral part of these financial statements.

                                LITFUNDING CORP.
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                                LIFTFUNDING CORP.
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

1.       ORGANIZATIONS AND DESCRIPTION OF BUSINESS

LitFunding Corp. formerly, RP Entertainment, Inc. (the "Company") was incorporated in the State of California in July 1966 as a C corporation and in 1996 subsequently filed as a Nevada corporation.

On February 25, 2003, the Company entered into an Agreement of Merger with LitFunding Corporation (LFC), a California corporation. LFC became a subsidiary when the Articles of Merger between RP Acquisition Corp., the Registrant's wholly owned subsidiary that was formed to facilitate the merger, and LFC were filed with the Nevada Secretary of State. The charter documents of the Company are the charter documents of the surviving corporation. Pursuant to the Merger Agreement, the Company issued 7,592,250 shares of its common stock to the LFC shareholders in exchange for all the issued and outstanding shares of LFC common stock.

Pursuant to the Merger Agreement, the current officers of the Company resigned and the officers of LFC were appointed as officers of the merged company. Upon the closing of the merger, the current officers of the Company agreed to have their 4,500,000 shares of the Company's common stock cancelled.

On March 3, 2003, the Company changed its name from RP Entertainment, Inc. to LitFunding Corp.

LitFunding Corp. (the Company) was incorporated in California on November 17, 2000. The Company is in the business of funding individuals and/or entities that are in the process of litigating as plaintiff in civil cases. Law case financing is a program under which a non-recourse advance is made to a plaintiff, or to an attorney for the purpose of covering the ongoing costs of the case (contingent advances). The Company receives a fee for advancing the funding, which is based on the length of time the funds are outstanding. If the recovery (amount of settlement or award) is less than the aggregate fee (the contingent advance plus the fees earned through repayment date), the aggregate fee will be reduced to the amount of the recovery.

The acquisition of LitFunding Corp. has been accounted for as a reverse acquisition under the purchase method of accounting since the shareholders of LitFunding Corp. obtained control of the consolidated entity. Accordingly, the merger of the two companies has been recorded as a recapitalization of LitFunding Corp., with LitFunding Corp. being treated as the continuing entity. The historical financial statements to be presented will be those of LitFunding Corp. The continuing company has retained December 31 as its fiscal year end. The financial statements of legal acquirer are not significant; therefore, no pro forma financial information is submitted. The financial statements for the period ended March 31, 2003, include financial statements of the Company and LFC whereas, the financial statements for the period ended March 31, 2002 comprised of the financial statements of LFC.

SEGMENT REPORTING

During the periods ended March 31, 2003 and 2002, the Company only operated in one segment. Therefore, segment disclosure has not been presented.

2.       BASIS OF PREPARATION

The accompanying Interim Condensed Financial Statements are prepared in accordance with rules set forth in Regulation SB of the Securities and Exchange Commission. As said, these statements do not include all disclosures required under generally accepted principles and should be read in conjunction with the audited financial statements for the year ended December 31, 2002. In the opinion of management, all adjustments consisting of normal reoccurring accruals have been made to the financial statements. The results of operation for the three months ended March 31, 2003 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2003.

3.       RECENT PRONOUNCEMENTS

In May 2002, the Board issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections ("SFAS 145"). SFAS 145 rescinds the automatic treatment of gains or losses from extinguishments of debt as extraordinary unless they meet the criteria for extraordinary items as outlined in APB Opinion No. 30, Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. SFAS 145 also requires sale-leaseback accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions and makes various technical corrections to existing pronouncements. The provisions of SFAS 145 related to the rescission of FASB Statement 4 are effective for fiscal years beginning after May 15, 2002, with early adoption encouraged. All other provisions of SFAS 145 are effective for transactions occurring after May 15, 2002, with early adoption encouraged. The adoption of SFAS 145 does not have a material effect on the earnings or financial position of the Company.

In June 2002, the FASB issued SFAS No. 146 "Accounting for Costs Associated with exit or Disposal Activities." This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3 a liability for an exit cost as defined, was recognized at the date of an entity's commitment to an exit plan. . The adoption of SFAS 146 does not have a material effect on the earnings or financial position of the Company.

In October 2002, the FASB issued SFAS No. 147, "Acquisitions of Certain Financial Institutions." SFAS No. 147 removes the requirement in SFAS No. 72 and Interpretation 9 thereto, to recognize and amortize any excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired as an unidentifiable intangible asset. This statement requires that those transactions be accounted for in accordance with SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." In addition, this statement amends SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," to include certain financial institution-related intangible assets. . The adoption of SFAS 147 does not have a material effect on the earnings or financial position of the Company.

In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45). FIN 45 requires that upon issuance of a guarantee, a guarantor must recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued. The recognition provisions of FIN 45 are effective for any guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. . The adoption of this pronouncement does not have a material effect on the earnings or financial position of the Company.

On April 30, the FASB issued FASB Statement No. 149 (FAS 149), Amendment of Statement 133 on Derivative Instruments and Hedging Activities. FAS 149 amends and clarifies the accounting guidance on (1) derivative instruments (including certain derivative instruments embedded in other contracts) and (2) hedging activities that fall within the scope of FASB Statement No. 133 (FAS 133), Accounting for Derivative Instruments and Hedging Activities. FAS 149 also amends certain other existing pronouncements, which will result in more consistent reporting of contracts that are derivatives in their entirety or that contain embedded derivatives that warrant separate accounting. FAS 149 is effective (1) for contracts entered into or modified after June 30, 2003, with certain exceptions, and (2) for hedging relationships designated after June 30, 2003. The guidance is to be applied prospectively. The Company does not expect the adoption of SFAS No. 149 to have a material impact on its financial position or results of operations or cash flows.

In December 2002, the FASB issued FAS No. 148, "Accounting for Stock-Based Compensation Transition and Disclosure", which amended FAS No. 123, "Accounting for Stock-Based Compensation." The new standard provides alternative methods of transition for a voluntary change to the fair market value based method for accounting for stock-based employee compensation. Additionally, the statement amends the disclosure requirements of FAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. This statement is effective for financial statements for the year ended December 31, 2002. In compliance with FAS No. 148, the Company has elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation plan as defined by APB No. 25 and has made the applicable disclosures below.

Had the Company determined employee stock based compensation cost based on a fair value model at the grant date for its stock options under SFAS 123, the Company's net earnings per share would have been adjusted to the pro forma amounts for the three months ended March 31, 2003 (no options were issued in the period ended March 31, 2002) as follows ($ in thousands, except per share amounts). :


            Net income - as reported                    $      1,766
            Stock-Based employee compensation
              expense included in reported net
              income, net of tax
                                                                   -
            Total stock-based employee
              compensation expense determined
              under fair-value-based method for all
              rewards, net of tax                                  -
                                                        -------------
            Pro forma net income                        $      1,766
                                                        =============

            Earnings per share:
            Basic, as reported                                  0.28
            Diluted, as reported                                0.28
            Basic, pro forma                                    0.28
            Diluted, pro forma                                  0.28


4.       INCOME TAXES

The company accounts for income taxes under the provisions of Statement of Financial Accounting Standards No. 109, " Accounting for Income Taxes," under which the liability method is used to calculate deferred income taxes. Under this method, deferred tax assets and liabilities are determined based on the differences between financial reporting and income tax basis of assets and liabilities and are measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse.

No provision was made for Federal income tax since the Company has significant net operating loss carryforwards. Through March 31, 2003, the Company incurred net operating losses for tax purposes of approximately $6,600,000. Differences between financial statement and tax losses consist primarily of amortization allowance, was immaterial at March 31, 2003. The net operating loss carryforwards may be used to reduce taxable income through the year 2022. Net operating losses for carry-forwards for the State of California are generally available to reduce taxable income through the year 2007. The availability of the Company's net operating loss carryforwards are subject to limitation if there is a 50% or more positive change in the ownership of the Company's stock. The provision for income taxes consists of the state minimum tax imposed on corporations.

The net deferred tax asset balance, due to net operating loss carryforwards, as of March 31, 2003 and 2002 were approximately $2,900,000 and 1,400,000, respectively. A 100% valuation allowance has been established against the deferred tax assets, as the utilization of the loss carrytforwards cannot reasonably be assured.

5.       EARNING PER SHARE

Earnings per share for the three month periods ended March 31, 2003 and 2002 were determined by dividing net income for the periods by the weighted average number of both basic and diluted shares of common stock and common stock equivalents outstanding. Stocks to be issued are regarded as common stock equivalents and are considered in diluted earnings per share calculations. Weighted average number of shares used to compute basic and diluted loss per share is the same since the effect of dilutive securities is anti-dilutive.

6.       COMMITMENTS

The company leases its office space under a non-cancelable operating lease, which expired on November 30, 2002. The Company entered into an amendment of lease agreement which extended the lease to January 14, 2006. Minimum annual rentals for twelve-month periods ended, subsequent to March 31, 2003 are as follows:

                 Year                            Amount
                 ----                          ---------
                 2004                          $ 142,956
                 2005                            154,648
                 2006                            158,117
                 ----                          ---------
                 Total                         $ 455,721
                 =====                         =========


Rent expense amounted to $23,000 and $15,200 for the three month period ended March 31, 2003 and 2002, respectively.

7.       DEBENTURES

During the year ended December 31, 2002, LFC issued 5-year 9% convertible debentures amounting $ 130,000, due January 1, 2007. The interest is due semi-annually on the first day of June and December of each year, commencing June 1, 2003 until fully paid. LFC issued additional debentures amounting $70,000 in the three month period ended March 31, 2003.

The registered holders of the debentures has the right, after one year prior to maturity, to convert the principal at the original conversion price of $10 for one Common share or at the adjusted conversion price. If and whenever on or after the date of this debenture, LFC issues or sells any share of common stock for a consideration per share less than the initial conversion rate, then upon such issue or sale, the initial conversion rate shall be reduced to the lowest net price per share at which such share of common stock have been issued. The debentures are subordinated to all the senior indebtedness, including debts under Equity Participation Agreement.

8.       SUPPLEMENTAL DISCLOSURE OF CASH FLOWS

The Company prepares its statements of cash flows using the indirect method as defined under the Financial Accounting Standard No. 95.

The Company paid $ 1,600 for income tax and $118,000 interest during the three month period ended March 31, 2003. The Company paid $ 0 for income tax and interest during the three month period ended March 31, 2002. .

9.       GOING CONCERN

The Company's consolidated financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has accumulated deficit of $12,014,988 on March 31, 2003 including a net loss of $1,766,207 during the three month period ended March 31, 2003. The Company's total liabilities exceeded the total assets by $8,565,666 as of March 31, 2003. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheets is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to raise additional capital, obtain financing and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management plans to take the following steps that it believes will be sufficient to provide the Company with the ability to continue in existence. (i) Management intends to continue to raise additional financing through private equity or debt financing to pay down Company debt and/or reduce the cost of debt service. (ii) In that regard, the Company consummated a reverse acquisition on February 25, 2003 (note 1). The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

10.      LITIGATION

The Company is defendant in several litigations in normal course of business, including litigation for return of investments. The Company believes this suits are without merit and intends to defend these litigations in court of law.

11.      SUBSEQUENT EVENTS

On April 2, 2003 an involuntary bankruptcy petition was filed in the United States Bankruptcy Court, Central District of California, and Case No. LA03-19005ES by nine petitioners who maintain that they are joint venturers, three of whom are former directors who claim that they are owed fees and three of whom also claim to be "service providers." The Company believes that filing of the Petition is wholly without merit, baseless and without grounds or facts to support it. The Company intends to vigorously contest this Petition, seek to have the Petition summarily dismissed, and seek to recover all damages caused by the filing of the Petition in separate proceedings in both the Bankruptcy Court and in the State Court.

The Company believes it has meritorious defenses to the Petition intends to fight vigorously.

12.      RECLASSIFICATIONS

Certain prior period amounts have been reclassified to conform to the three-month period ended March 31, 2003 presentation.

ITEM 2.

MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATION:
--------------------------------------------------------

The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the Company's financial statements and the related notes thereto appearing elsewhere herein.

The following "Management's Discussion and Analysis or Plan of Operation" includes "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Act"). The Act provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward-looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements other than statements of historical fact made in this Form 10-QSB are forward-looking and are made pursuant to the Act. In particular, any statements made in this Form 10-QSB regarding industry prospects or the Company's future results of operations or financial position are forward-looking statements. Forward-looking statements reflect the Company's current expectations and are inherently uncertain. The forward-looking statements contained herein are subject to a variety of risks and uncertainties, including those discussed below under the heading "Factors That May Affect Future Results" and elsewhere in this Quarterly Report on Form 10-QSB, that could cause actual results to differ materially from those anticipated by the Company's management. The Company's actual results may differ significantly from the Company's expectations.

The Company is in the business of funding individuals and/or entities that are in the process of litigating as plaintiff in civil cases. Law case financing is a program under which a non-recourse advance is made to a plaintiff for living expenses, or to an attorney for the purpose of covering the ongoing costs of the case (contingent advances). The Company receives a fee for advancing the funding, which is based on the length of time the funds are outstanding. If the recovery (amount of settlement or award) is less than the aggregate fee (the contingent advance plus the fees earned through repayment date), the aggregate fee will be reduced to the amount of the recovery.

Pursuant to an Agreement of Merger with LitFunding Corporation (LFC), a California corporation, the Company acquired 100% outstanding shares of LFC. LitFunding Corporation (the Company) was incorporated in California on November 17, 2000. Pursuant to the Merger Agreement, the Company issued 7,592,250 shares of its common stock to the LFC shareholders in exchange for all the issued and outstanding shares of LFC common stock. As per the Merger Agreement, the current officers of the Company resigned and the officers of LFC were appointed as officers of the combined company. Upon the closing of the merger, the former officers of the Company agreed to have their 4,500,000 shares of the Company's common stock cancelled. On March 3, 2003, the Company changed its name from RP Entertainment, Inc. to LitFunding Corp. (LF).

The acquisition of LitFunding Corp. has been accounted for as a reverse acquisition under the purchase method of accounting since the shareholders of LitFunding Corp. obtained control of the consolidated entity. Accordingly, the merger of the two companies has been recorded as a recapitalization of LitFunding Corp., with LitFunding Corp. being treated as the continuing entity.

RESULTS OF OPERATIONS:

The results of operations of the Company for the three months ended March 31, 2003 consisted of primarily the operations of LF and its 100% owned subsidiary LFC. The results of operations for the three months ended March 31, 2002 consisted of 100% the operations of LFC.

REVENUES AND COST OF REVENUES: The Company reported revenues of $162,495 and $283,444 during the three months ended March 31, 2003 and 2002, respectively. The decrease in revenue in the first quarter of 2003 was primarily due to protracted settlement negotiations on several cases taking longer to resolve than initially expected. Selling costs were $288,366 and $348,772 during the three months ended March 31, 2003 and 2002, respectively. The decrease was directly co-related to decrease in revenues. General and administrative expenses were $521,178 and $543,970 during the three months ended March 31, 2003 and 2002, respectively. Reserve for unsuccessful resolution of lawsuits went down to $184,847 in the quarter ended March 31, 2003 as compared $579,044 in the quarter ended March 31, 2002. Loss from operations was $831,896 and $1,188,342 during the three months ended March 31, 2003 and 2002, respectively. The decrease in losses was primarily due to decrease in activities and resultant decrease in Reserve for unsuccessful resolution of lawsuits of $394,197 from the same period in last year.

Interest expenses were $932,711 during the three month period ended March 31, 2003 as compared to $436,218 in the three month period ended March 31, 2002. The increase in interest expenses was due to increase in investor participation debts to $18,738,931 at March 31, 2003 from $$11,433,960 as of March 31, 2002.

Net loss for the period ended March 31, 2003 was $1,766,207 as compared to $1,625,360. Although the Company had 30% decrease in loss from operations in the period ended March 2003 as compared to the period ended March 31, 2002, the increase in interest by 114% in the period ended March 31, 2003 as compared to the period ended March 31, 2002, resulted in an increase of 8.67% in net loss for the current period as compared to net loss from the corresponding period in the last year. The basic and diluted net losses per share were $0.28 and $0.25 during the three months ended March 31, 2003 and 2002, respectively.

LIQUIDITY AND CAPITAL RESOURCES: The Company's principal capital requirements during the year 2003 are to fund the internal operations and fund the increase in advances activity. The Company plans to raise necessary funds by selling its own common shares or through the sale of interest bearing debentures to selected investors. The Company will also consider establishing relationships with selected business partners whose contributions include necessary cash.

As shown in the accompanying financial statements, the Company incurred a net loss of $1,766,207 for the three months ended March 31, 2003 as compared to a net loss of $1,625,360 for the same period in 2002. Additionally, in accordance with GAAP, the Company's total liabilities exceeded its total assets by $8,165,666 at March 31, 2003. In the ordinary course of events, this would raise substantial doubt about the company's ability to continue as a going concern. . However, it is important to note that the company recognizes revenue from advances only when a case has been resolved and when it is confident that fees calculated will in fact be realized. As of March 31, 2003, if the company made no further advances to plaintiff's or their attorneys', the company can reasonably expect to collect approximately $24 million in fees and return of principal over the next 12 months and approximately $19 from open cases with expected resolution beyond the 12 months. The estimate is based on historical performance and other factors affecting each case.

OPERATING ACTIVITIES: During the three months ended March 31, 2003, net cash used in operating activities decreased to $316,287 compared to net cash used in operating activities of $5,198,890 during the same period in 2002. The decrease in net cash used from operating activities resulted primarily from fewer funds being available for advances to plaintiffs and their attorneys as the company devoted its energy to the reverse merger discussed above and began the process of seeking new more affordable capital. Other factors include the positive cash flow from prepaid commission of $197,720 in the current quarter as compared to usage of cash from prepaid commission of $757,587 in the same period last year. Also, the cash inflow from accounts receivable was $308,741 in the period ended March 31, 2003 as compared to usage of $253,000. Cash outflow from Interest payable was $846,107 as compared to $426,548.

INVESTING ACTIVITIES: Net cash used in investing activities during the three months ended March 31, 2003, was $15,181 as compared to $7,517 for the same period in 2002.

FINANCING ACTIVITIES: Net cash provided by financing activities during the three months ended March 31, 2002 was $173,766 as compared to cash provided by the financing activities of $2,895,522 during the same period in 2002. Decrease in cash flow from financing activities was mainly due to decrease in proceeds from investor participation to $78,766 as compared to $4,564,986 in the corresponding period last year.

As a result of the above activities, the Company experienced a net decrease in cash of $157,702 for the three months ended March 31, 2003 as compared to a net decrease of $2,310,885 in the period ended March 31, 2002.

The Company does not have any material capital expenditure commitments as of March 31, 2003.

The Company fully expects that the current cash balances should, when combined with the anticipated contract fee income on the Company's portfolio of advances, be sufficient to finance the Company's operations for at least the next 12 months.

The Company is actively pursuing additional institutional, private banking and other investment opportunities.


FACTORS THAT MAY AFFECT FUTURE RESULTS:

The Company's cash flow is dependant on a lengthy collection cycle and factors beyond its control that may require the company to obtain interim financing.

The Company collection cycle on advances made is lengthy. Based on the Company's experience, cases may take between 12 and 24 months to reach resolution. The larger cases may take longer than that. Once the Company advances the money, the collection cycle is out of the Company's control. This may force the company to seek other sources of capital to fund its overhead expenses. There can be no assurance that in such an event the Company could find such financing or that, if it could, the financing would be available on satisfactory terms.

THE COMPANY HAS A LIMITED OPERATING HISTORY AND LACK OF PROFITABILITY:

The Company began business in late 2000 and has a limited operating history. During that time, the company has incurred losses in every quarter since inception and is subject to the risks and uncertainties usually encountered by early stage companies.

Although the Company has and continues to attract large well known firms of attorneys as clients, and has not yet experienced an appreciable inability to attract the talent that it needs, there are and remain risks that the Company will not attract, train or integrate into the business organization qualified personnel. Additionally, it is fair to expect that that fluctuations in operating results may be significant as the Company develops and tests business practices. There is also the risk that the Company will fail to properly manage growth and expansion, if and when it occurs.

THE COMPANY'S ABILITY TO EXPAND IS LIMITED BY JURISDICTIONAL LIMITATIONS:

Not all states allow advances to plaintiffs' attorneys and plaintiffs. Some jurisdictions do not allow maintaining, supporting, promoting or assisting another person, with money or otherwise, to prosecute a lawsuit.

The Company is of the opinion that there is more than enough business to pursue in those states that do allow these advances but also acknowledges that at some indeterminate time in the future, an inability to expand beyond such jurisdictions may negatively impact its business, prospects and results of operations. The company will continue to relocate business operations to its Nevada headquarters to take advantage of laws in that state.

COMPANY COMMON STOCK IS LISTED ON THE OVER-THE COUNTER (OTC) BULLETIN BOARD WHICH MAY MAKE IT MORE DIFFICULT FOR STOCKHOLDERS TO SELL THEIR SHARES AND MAY CAUSE THE MARKET PRICE OF COMPANY COMMON STOCK TO DECREASE:

The Company's common stock is listed on the OTC Bulletin Board. Factors that may affect potential liquidity include limited coverage by security analysts and the news media. This may negatively affect the prices for shares of the Company's common stock.

THE COMPANY'S STOCK PRICE MAY BE VOLATILE AND AN INVESTMENT IN SUCH COMMON STOCK COULD SUFFER A DECLINE IN VALUE:

The market price of the Company's common stock may fluctuate significantly in response to a number of factors, some of which are beyond the Company's control. These factors include:

     o government regulatory action affecting the Company's services or competitors' services;
     o    actual or anticipated fluctuations in operating results;
     o    the loss of key management or other personnel;
     o    the loss of major customers;
     o    the outcome of any future litigation;
     o broad market fluctuations; and economic conditions in the United States or abroad.

ITEM 3. CONTROLS AND PROCEDURES
-------------------------------

         Evaluation of disclosure controls and procedures. We maintain controls and procedures designed to ensure that information required to be disclosed in this report is recorded, processed, accumulated and communicated to our management, including our chief executive officer and our chief financial officer, to allow timely decisions regarding the required disclosure. Within the 90 days prior to the filing date of this report, our management, with the participation of our chief executive officer and chief financial officer, carried out an evaluation of the effectiveness of the design and operation of these disclosure controls and procedures. Our chief executive officer and chief financial officer concluded, as of fifteen days prior to the filing date of this report, that these disclosure controls and procedures are effective.

         Changes in internal controls. Subsequent to the date of the above evaluation, we made no significant changes in our internal controls or in other factors that could significantly affect these controls, nor did we take any corrective action, as the evaluation revealed no significant deficiencies or material weaknesses.


                                     PART II


ITEM 1. LEGAL PROCEEDINGS
-------------------------

The Company is party to several legal proceedings during the period of this report.

BANKRUPTCY OR RECEIVERSHIP

    o On April 2, 2003 an involuntary bankruptcy petition was filed in the United States Bankruptcy Court, Central District of California, Case No. LA03-19005ES by nine petitioners who maintain that they are joint venturers, three of whom are former directors who claim that they are owed fees and three of whom also claim to be "service providers." The Company believes that filing of the Petition is wholly without merit, baseless and without grounds or facts to support it. The Company intends to vigorously contest this Petition, seek to have the Petition summarily dismissed, and seek to recover all damages caused by the filing of the Petition in separate proceedings in both the Bankruptcy Court and in the State Court.

The Company believes it has meritorious defenses to the Petition, including among others:

    o the filing of the Petition by the three former directors was motivated by self-interest and a desire to take over control of the Company by impeding normal business operations;
    o the Company is not insolvent; to the contrary, the Company is current with all of its creditors and has substantial remaining cash on hand and fully expects to collect the more than $40.0 million it is owed in fees and advances; and
    o but for the filing of the Petition, the Company would have entered into a transaction with one of four offerors of $20.0 million to refinance the Company's debt.
    o The Company is continuing to conduct its business and to advance funds to its clients.



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

Form 8-K filed April 17, 2003

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          LITFUNDING CORP.
                                          (Registrant)



Date:    May 19, 2003                     By:  /s/  Morton Reed
                                          --------------------------------
                                          Morton Reed
                                          President and Chief Executive Officer

Date:    May 19, 2003                     By:  /s/  David Cohen
                                          --------------------------------
                                          David Cohen
                                          Chief Financial Officer

                            CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
                            (18 U.S.C. SECTION 1350)

I, Morton Reed, President and Chief Executive Officer of the registrant, certify that:

         1. I have reviewed this quarterly report on Form 10-QSB of LitFunding Corp.;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                  a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

                  a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  May 19, 2003                       /s/ Morton Reed
                                          -------------------------------------
                                          Morton Reed
                                          President and Chief Executive Officer

                            CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
                            (18 U.S.C. SECTION 1350)

I, David Cohen, Chief Financial Officer of the registrant, certify that:

         1. I have reviewed this quarterly report on Form 10-QSB of LitFunding Corp.;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                  a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

                  a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  May 19, 2003                     /s/ David Cohen
                                        ----------------------------------
                                        David Cohen
                                        Chief Financial Officer