Form 10QSB/A
period 2003-03-31
RP ENTERTAINMENT INC
filed 2003-05-21
CIK 1142488

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                               AMENDMENT NO. 1 TO
                                   FORM 10-QSB


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

BANKRUPTCY OR RECEIVERSHIP

    o On April 2, 2003 an involuntary bankruptcy petition was filed in the United States Bankruptcy Court, Central District of California, Case No. LA03-19005ES by nine petitioners who maintain that they are joint venturers, three of whom also claim to be "service providers." The Company believes that filing of the Petition is wholly without merit, baseless and without facts or legal grounds to support it. The Company intends to vigorously contest this Petition, seek to have the Petition dismissed, and seek to recover all damages caused by the filing of the Petition in proceedings in the Bankruptcy Court and/or the Superior Court. The Company is permitted to continue and is continuing to conduct its normal business notwithstanding the filing of the involuntary petition. The Company has commenced discussions with the petitioners in the hope of expediting dismissal of the involuntary petition.

The Company believes it has meritorious defenses to the Petition, including among others:

    o the filing of the Petition by the three former directors was motivated by self-interest and a desire to take over control of the Company by impeding normal business operations;
    o the Company is not insolvent; to the contrary, the Company is current with all of its undisputed creditors, has substantial remaining cash on hand and fully expects to collect the more than $40.0 million it expects to receive in fees and advances;
    o but for the filing of the Petition, the Company would have entered into a transaction with one of four offerors of $20.0 million to refinance the Company's debt; and
    o The Company is continuing to conduct its business and to advance funds to its clients.

The Company is optimistic that upon dismissal of the involuntary petition, it will be able to promptly consummate a refinancing.


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS
-------------------------------------------------

The Company made no amendments or modifications of any instruments governing or affecting the rights of any security holders during the period of this report.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES
---------------------------------------

There were no defaults in the payment of any undisputed indebtedness during the period of this report. As set forth in Item 1, the Company disputes whether there was any default on any alleged obligation to any investors as alleged by the persons who filed the involuntary petition.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDER
-----------------------------------------------------------

No matters were submitted to a vote of security holders during the period of this report.


ITEM 5. OTHER INFORMATION.
--------------------------

The registrant does not elect to state any other information in this report.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

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