Form 10QSB
period 2003-06-30
LITFUNDING CORP
filed 2003-08-20
CIK 1142488

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


Mark one

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                       For the period ended June 30, 2003


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


                                 LITFUNDING CORP.
                      5757 Wilshire Boulevard, Suite PH 10
                          Los Angeles, California 90036
               --------------------------------------------------
               (Address of principal executive office) (Zip Code)

                                 (323) 857-0448
                                 --------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

The number of shares outstanding of the registrant's common stock as of June 30, 2003 was 8,270,000.

                                LITFUNDING CORP.
                   (Formerly Known as RP Entertainment, Inc.)
                                   FORM 10-QSB



                                Table of Contents
                                -----------------



ITEM NO.  DESCRIPTION                                                      PAGE
--------  -----------                                                      ----

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

        Balance Sheets as of June 30, 2003 ..................................3

        Statements of Operations for the Six Months Periods Ended
        June 30, 2003 and 2002...............................................4
        Statements of Cash Flows for the Six Months Periods Ended
        June 30, 2003 and 2002...............................................5

        Notes to Financial Statements........................................6


Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations...............................7-12

Item 3. Controls and Procedures.............................................13

                           PART II - OTHER INFORMATION


Item 1. Legal Proceedings...................................................13

Item 2. Changes in Securities and Use of Proceeds...........................13

Item 3. Defaults Upon Senior Securities.....................................13

Item 4. Submission of Matters to a Vote of Security Holder..................13

Item 5. Other Information...................................................13

Item 6. Exhibits and Reports on Form 8-K....................................13

Signatures..................................................................14




                         PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS
------------------------------



                                LIFTFUNDING CORP.
                       (Formerly, RP Entertainment, Inc.)
                           CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2003
                                   (Unaudited)



                                     ASSETS


 Cash & cash equivalents                                          $      37,299
 Accounts receivable, net                                               590,085
 Contingent advances less reserve for unsuccessful resolution
      of lawsuit of $2,001,156                                       11,258,603
 Prepaid commission on contingent advances                              363,797
 Property and equipment, net                                             79,048
 Other assets                                                            19,435

                                                                  --------------
                                                                  $  12,348,267
                                                                  ==============


                      LIABILITIES AND STOCKHOLDERS' DEFICIT

 Accounts payable and accrued expenses                            $     275,367
 Debenture deposits                                                     200,000
 Interest payable                                                     3,737,331
 Investor participation                                              18,764,137
                                                                  --------------
          Total  liabilities                                         22,976,835

 COMMITMENTS & CONTINGENCIES

 STOCKHOLDERS' DEFICIT
 Preferred stock, par value $.001 per share
   Authorized shares 10,000,000, none issued
 Common stock, par value $.001 per share
   Authorized shares 50,000,000, 6,073,000 shares
   issued and outstanding                                                 6,073
 Additional paid in capital                                           3,064,661
 Shares to be issued  7,592,250                                       1,138,838
 Shares to be cancelled  4,500,000                                     (675,000)
 Accumulated deficit                                                (14,163,140)
                                                                  --------------
          Total stockholders' deficit                               (10,628,568)
                                                                  --------------
                                                                  $  12,348,267
                                                                  ==============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                LIFTFUNDING CORP.
                       (Formerly, RP Entertainment, Inc.)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                          For the three month periods         For the six month periods
                                                                ended June 30,                     ended June 30,
                                                              2003              2002            2003            2002
                                                         ---------------   ---------------  --------------  -------------
Net revenue                                              $      798,823    $      292,785   $     961,318   $    576,229

Operating expenses:
     Selling                                                    135,854           167,192         424,220        515,964
     Reserve for unsuccessful resolution of lawsuits             74,474           663,484         259,321      1,242,528
     General and administrative                               1,528,159         1,190,658       2,049,337      1,734,628
                                                         ---------------   ---------------  --------------  -------------
          Total operating expenses                            1,738,487         2,021,334       2,732,878      3,493,120
                                                         ---------------   ---------------  --------------  -------------
Loss from operations                                           (939,664)       (1,728,549)     (1,771,560)    (2,916,891)

Non-operating income (expense):
     Interest expense, net of interest income                  (973,936)         (782,654)     (1,906,647)    (1,218,872)
                                                         ---------------   ---------------  --------------  -------------
Loss before income taxes                                     (1,913,600)       (2,511,203)     (3,678,207)    (4,135,763)

Provision for income tax                                              -                 -           1,600            800

                                                         ---------------   ---------------  --------------  -------------
Net loss                                                 $   (1,913,600)   $   (2,511,203)  $  (3,679,807)    (4,136,563)
                                                         ===============   ===============  ==============  =============

Basic and diluted weighted average number of
                                                         ---------------   ---------------  --------------  -------------
    common stock outstanding                                  8,329,261         8,270,250       8,299,919      8,270,250
                                                         ===============   ===============  ==============  =============

                                                         ---------------   ---------------  --------------  -------------
Basic and diluted net loss per share                     $        (0.23)   $        (0.30)  $       (0.44)         (0.50)
                                                         ===============   ===============  ==============  =============




              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                LIFTFUNDING CORP.
                       (Formerly, RP Entertainment, Inc.)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE SIX MONTH PERIODS ENDED JUNE 30, 2003 AND 2002
                                   (Unaudited)


                                                                                        2003               2002
                                                                                   ---------------    ---------------
 CASH FLOWS FROM OPERATING ACTIVITIES:
           Net loss                                                                $   (3,679,807)    $   (4,136,563)
           Adjustments to reconcile loss to net cash used in
           operating activities:
                 Depreciation and amortization                                             13,308              5,734
                 Reserve for unsuccessful resolution of lawsuits                           74,474                  -
                 Issuance of shares for compensation                                       89,500                  -
                 Deferred compensation                                                     19,500            (99,125)
                 (Increase) / decrease in current assets:
                          Accounts receivable                                             (24,011)           (16,703)
                          Other receivable                                                      -              1,384
                          Contingent advances                                             674,235         (5,376,518)
                          Prepaid commissions on contingent advances                      519,834           (109,306)
                          Other current assets                                              5,604                  -
                 Increase / (decrease) in current liabilities:
                          Interest payable                                              1,764,150          1,051,920
                          Accounts payable and accrued expense                            123,811           (100,124)
                                                                                   ---------------    ---------------
                 Total adjustments                                                      3,260,405         (4,642,738)
                                                                                   ---------------    ---------------
           Net cash used in operating activities                                         (419,402)        (8,779,301)
                                                                                   ---------------    ---------------

 CASH FLOWS FROM INVESTING ACTIVITIES
                 Buy back of subsidairy's stock                                            (7,000)                 -
                 Acquisition of property & equipment                                       (9,986)            (9,405)
                                                                                   ---------------    ---------------
           Net cash used in investing activities                                          (16,986)            (9,405)
                                                                                   ---------------    ---------------

 CASH FLOWS FROM FINANCING ACTIVITIES:
                 Changes in investor participation                                        103,972          7,943,111
                 Issuance/purchase of redeemable common stock                                   -         (1,000,000)
                 Proceeds from issuance of common stock                                         -            454,000
                 Investor deposits                                                                          (823,750)
                 Debenture deposits                                                        70,000                  -
                 Receipt of cash on acquisition                                            25,000                  -
                 Shares issued on exercise of options                                           -             20,000
                                                                                   ---------------    ---------------
           Net cash provided by financing activities                                      198,972          6,593,361
                                                                                   ---------------    ---------------

 NET DECREASE IN CASH & CASH EQUIVALENTS                                                 (237,416)        (2,195,345)

 CASH & CASH EQUIVALENTS, BEGINNING BALANCE                                               274,715          2,649,032
                                                                                   ---------------    ---------------

 CASH & CASH EQUIVALENTS, ENDING BALANCE                                           $       37,299     $      453,687
                                                                                   ===============    ===============

 SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
           Interest paid                                                           $      118,000     $            -
                                                                                   ===============    ===============
           Income tax paid                                                         $        1,600     $            -
                                                                                   ===============    ===============

 SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND
 FINANCING ACTIVITIES
           Common stock options issued for services                                $            -     $      741,275
                                                                                   ===============    ===============





              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                LITFUNDING CORP.
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS


1. ORGANIZATIONS AND DESCRIPTION OF BUSINESS

LitFunding Corp. formerly, RP Entertainment, Inc. (the "Company") was incorporated in the State of Nevada in July 1996 and in 2003 subsequent to the merger changed its name to LitFunding Corp.

On February 25, 2003, the Company entered into an Agreement of Merger with California LitFunding, formerly LitFunding Corp. (LFC) a California corporation organized in November 2000. LFC became a subsidiary when the Articles of Merger between RP Acquisition Corp., the Registrant's wholly owned subsidiary that was formed to facilitate the merger, and LFC were filed with the Nevada Secretary of State. The charter documents of the Company are the charter documents of the surviving corporation. Pursuant to the Merger Agreement, 7,592,250 shares of common stock were to be issued to the LFC shareholders in exchange for all the issued and outstanding shares of LFC common stock. LitFunding Corp, a California corporation changed its name to California LitFunding on May 30th, 2003.

Pursuant to the Merger Agreement, the then current officers of the Company resigned and the officers of LFC were elected as officers of the merged company. Upon the closing of the merger, the former officers of the Company agreed to have their 4,500,000 shares of the Company's common stock cancelled.

On March 3, 2003, the Company changed its name from RP Entertainment, Inc. to LitFunding Corp.

California LitFunding (LFC) was incorporated in California on November 17, 2000. The Company is in the business of funding individual law firms and/or entities that are in the process of litigating as plaintiff in civil cases. Law case financing is a program under which a non-recourse advance is made to a plaintiff's attorney for the purpose of covering the ongoing costs of the case (contingent advances). LFC Company receives a fee for advancing the funding, which is based on the length of time the funds are not repaid. If the recovery (amount of settlement or award) is less than the aggregate fee (the contingent advance plus the fees earned through repayment date), the aggregate fee will be reduced to the amount of the recovery.

The acquisition of California LitFunding (LFC) has been accounted for as a reverse acquisition under the purchase method of accounting since the shareholders of California LitFunding obtained control of the consolidated entity. Accordingly, the merger of the two companies has been recorded as a recapitalization of California LitFunding, with California LitFunding being treated as the continuing entity. The historical consolidated financial statements to be presented will be those of California LitFunding. The continuing company has retained December 31 as its fiscal year end. The financial statements of legal acquirer are not significant; therefore, no pro forma financial information is submitted. The consolidated financial statements for the period ended June 30, 2003, include financial statements of the Company and LFC whereas, the financial statements for the period ended June 30, 2002 comprised of the financial statements of LFC.

Segment Reporting

During the periods ended June 30, 2003 and 2002, the Company only operated in one segment. Therefore, segment disclosure has not been presented.

2.       BASIS OF PREPARATION

The accompanying Interim Condensed Consolidated financial statements are prepared in accordance with rules set forth in Regulation SB of the Securities and Exchange Commission. As said, these statements do not include all disclosures required under generally accepted principles and should be read in conjunction with the audited financial statements for the year ended December 31, 2002. In the opinion of management, all adjustments consisting of normal reoccurring accruals have been made to the consolidated financial statements. The results of operation for the six months ended June 30, 2003 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2003.

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

Had the Company determined employee stock based compensation cost based on a fair value model at the grant date for its stock options under SFAS 123, the Company's net loss per share would have been adjusted to the pro forma amounts for the six months ended June 30, 2003 (no options were issued in the six month period ended June 30, 2002) as follows ($ in thousands, except per share amounts):

            Net loss - as reported                      $      3,680
            Stock-Based employee compensation
              expense included in reported net
              loss, net of tax
                                                                   -
            Total stock-based employee
              compensation expense determined
              under fair-value-based method for all
              rewards, net of loss                      $          -
                                                        -------------
            Pro forma net loss                          $      3,680
                                                        =============

            Loss per share:
            Basic as reported                                   0.44
            Diluted, as reported                                0.44
            Basic, pro forma                                    0.44
            Diluted, pro forma                                  0.44

On April 30 2003, the FASB issued FASB Statement No. 149 (FAS 149), Amendment of Statement 133 on Derivative Instruments and Hedging Activities. FAS 149 amends and clarifies the accounting guidance on (1) derivative instruments (including certain derivative instruments embedded in other contracts) and (2) hedging activities that fall within the scope of FASB Statement No. 133 (FAS 133), Accounting for Derivative Instruments and Hedging Activities. FAS 149 also amends certain other existing pronouncements, which will result in more consistent reporting of contracts that are derivatives in their entirety or that contain embedded derivatives that warrant separate accounting. FAS 149 is effective (1) for contracts entered into or modified after June 30, 2003, with certain exceptions, and (2) for hedging relationships designated after June 30, 2003. The guidance is to be applied prospectively. The Company does not expect the adoption of SFAS No. 149 to have a material impact on its financial position or results of operations or cash flows.

On May 15, 2003, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 150 (FAS 150), Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. FAS 150 changes the accounting for certain financial instruments that, under previous guidance, could be classified as equity or "mezzanine" equity, by now requiring those instruments to be classified as liabilities (or assets in some circumstances) in the statement of financial position. Further, FAS 150 requires disclosure regarding the terms of those instruments and settlement alternatives. FAS 150 affects an entity's classification of the following freestanding instruments: a) Mandatorily redeemable instruments b) Financial instruments to repurchase an entity's own equity instruments c) Financial instruments embodying obligations that the issuer must or could choose to settle by issuing a variable number of its shares or other equity instruments based solely on (i) a fixed monetary amount known at inception or (ii) something other than changes in its own equity instruments d) FAS 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety. The guidance in FAS 150 is generally effective for all financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. For private companies, mandatorily redeemable financial instruments are subject to the provisions of FAS 150 for the fiscal period beginning after December 15, 2003. The Company does not expect the adoption of SFAS No. 150 to have a material impact on its financial position or results of operations or cash flows.

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

No provision was made for Federal income tax since the Company has significant net operating loss carryforwards. Through June 30, 2003, the Company incurred net operating losses for tax purposes of approximately $8,500,000. Differences between financial statement and tax losses consist primarily of amortization allowance, was immaterial at June 30, 2003. The net operating loss carryforwards may be used to reduce taxable income through the year 2022. Net operating losses for carry-forwards for the State of California are generally available to reduce taxable income through the year 2007. The availability of the Company's net operating loss carryforwards are subject to limitation if there is a 50% or more positive change in the ownership of the Company's stock. The provision for income taxes consists of the state minimum tax imposed on corporations.

The net deferred tax asset balance, due to net operating loss carryforwards, as of June 30, 2003 and 2002 were approximately $3,700,000 and $2,400,000, respectively. A 100% valuation allowance has been established against the deferred tax assets, as the utilization of the loss carryforwards cannot reasonably be assured.

5.     LOSS PER SHARE

Loss per share for the six month periods ended June 30, 2003 and 2002 was determined by dividing net loss for the periods by the weighted average number of both basic and diluted shares of common stock and common stock equivalents outstanding. Stocks to be issued are regarded as common stock equivalents and are considered in diluted loss per share calculations. Weighted average number of shares used to compute basic and diluted loss per share is the same since the effect of dilutive securities is anti-dilutive.

6.       COMMITMENTS

The Company leases its office space under a non-cancelable operating lease, which expired on November 30, 2002. The Company entered into an amendment of lease agreement which extended the lease to January 14, 2006. Minimum annual rentals for twelve-month periods ended, subsequent to June 30, 2003 are as follows:

                                   Year                           Amount

                                   2004                          $ 153,515
                                   2005                            158,123
                                   2006                             93,373
                                   ----                         -----------
                                   Total                         $ 405,011
                                   =====                        ===========


Rent expense amounted to $56,820 and $30,623 for the six month period ended June 30, 2003 and 2002, respectively.

7.       DEBENTURES

During the year ended December 31, 2002, LFC issued 5-year 9% convertible debentures amounting $ 130,000, due January 1, 2007. The interest is due semi-annually on the first day of June and December of each year, commencing June 1, 2003 until fully paid. LFC issued additional debentures amounting $70,000 in the six month period ended June 30, 2003.

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

The Company paid $1,600 for income tax and $125,323 interest during the six month period ended June 30, 2003. The Company paid $0 for income tax and $129,500 interest during the six month period ended June 30, 2002. .

9.       GOING CONCERN

The Company's consolidated financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has accumulated deficit of $14,163,140 on June 30, 2003 including a net loss of $3,679,807 during the six month period ended June 30, 2003. The Company's total liabilities exceeded the total assets by $10,628,568 as of June 30, 2003. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheets is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to raise additional capital, obtain financing and to succeed in its future operations. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management plans to take the following steps that it believes will be sufficient to provide the Company with the ability to continue in existence. (i) Management intends to continue to raise additional financing through private equity or debt financing to pay down Company debt and/or reduce the cost of debt service. (ii) In that regard, the Company consummated a reverse acquisition on February 25, 2003 (note 1). The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

10.      LITIGATION

The Company is defendant in several litigations in normal course of business, including litigation for return of investments in the Company. The Company believes these suits are without merit and intends to defend these litigations in court of law.

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

The Company believes it has meritorious defenses to the Petition, including among others:

        o the filing of the Petition by the three former directors was motivated by self-interest and a desire to take over control of the assets of the Company by impeding normal business operations;
        o On April 2, 2003 the Company was not insolvent; to the contrary, the Company was current with all of its undisputed creditors, had substantial remaining cash on hand and fully expects to collect the more than $40.0 million it expects to receive in fees and advances;
        o but for the filing of the Petition, the Company would have entered into a transaction with one of four offerors of $20.0 million to refinance the Company's debt; and
        o The Company is continuing to conduct its business on a modified basis

On May 15, 2003, the Company moved the Court for an order of dismissal of the pending bankruptcy petition. The Court treated the Company's motion as one for summary judgment and ultimately denied the motion finding that there were disputed factual issues.

On June 19, 2003, the petitioners moved the Court for an order appointing an interim trustee. The court denied the motion, finding that the present management posed no threat to depleting the Company's assets. The court also set the matter for trial on August 28 and August 29, 2003.

In July, the Court continued the trial, upon application by the Petitioners, until September 23, 2003.

The Company is optimistic that upon dismissal of the involuntary petition, it will be able to promptly consummate one of the several available financings and resume business as prior to the filings.

11.       RECLASSIFICATIONS

Certain prior period amounts have been reclassified to conform to the six-month period ended June 30, 2003 presentation.

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

The Company is in the business of funding individual and/or entities that are in the process of litigating as plaintiff in civil cases. Law case financing is a program under which a non-recourse advance is made to an attorney for the purpose of covering the ongoing costs (e.g. deposition, expert witnesses and the like ) of thecase (contingent advances). The Company receives a fee for advancing the funding, which is based on the length of time the funds are outstanding. If the recovery (amount of settlement or award) is less than the aggregate fee (the contingent advance plus the fees earned through repayment date), the aggregate fee will be reduced to the amount of the recovery.

Pursuant to an Agreement of Merger with California LitFunding (LFC), a California corporation, RP Entertainment, Inc. (the "Company") acquired 100% outstanding shares of LFC.

California LitFunding (the Company) was incorporated in California on November 17, 2000. LitFunding Corp., a California corporation, changed it's name to California LitFunding on May 30th, 2003.

Pursuant to the Merger Agreement, the Company was to be issued 7,592,250 shares of its common stock to the LFC shareholders in exchange for all the issued and outstanding shares of LFC common stock. As per the Merger Agreement, the current officers of the Company resigned and the officers of LFC were appointed as officers of the combined company. Upon the closing of the merger, the former officers of the Company agreed to have their 4,500,000 shares of the Company's common stock cancelled. On March 3, 2003, the Company changed its name from RP Entertainment, Inc. to LitFunding Corp. (LF).

The acquisition of California LitFunding has been accounted for as a reverse acquisition under the purchase method of accounting since the shareholders of California LitFunding obtained control of the consolidated entity. Accordingly, the merger of the two companies has been recorded as a recapitalization of California LitFunding, with California LitFunding being treated as the continuing entity.

RESULTS OF OPERATIONS:

The results of operations of the Company for the six months ended June 30, 2003 consisted of primarily the operations of LF and its 100% owned subsidiary LFC. The results of operations for the six months ended June 30, 2002 consisted of 100% the operations of LFC.

REVENUES AND COST OF REVENUES: The Company reported revenues of $961,318 and $576,229 during the six months ended June 30, 2003 and 2002, respectively.
The increase in revenue in the six months ended June 30, 2003 over a similar period in the prior year was primarily due to increased funding activity in 2003. Selling costs were $424,220 and $515,964 during the six months ended June 30, 2003 and 2002, respectively. The decrease is in part due to reduced activity experienced as a result of the litigation described in Part II, Item 1, below. General and administrative expenses were $2,049,337 and $1,734,628 during the six months ended June 30, 2003 and 2002, respectively. Reserve for unsuccessful resolution of lawsuits went down to $259,321 in the six months ended June 30, 2003 as compared to $1,242,528 in the six month ended June 30, 2002. Loss from operations was $1,771,560 and $2,916,891 during the six months ended June 30, 2003 and 2002, respectively. The decrease in losses was primarily due to decrease in activities and resultant decrease in Reserve for unsuccessful resolution of lawsuits of $983,207 from the same period last year.

Almost all of the interest expense discussed is disputed and is part of the litigation described in Part 11, Item 1, below. Interest expenses were $1,906,647 during the six months ended June 30, 2003 as compared to $1,218,872 in the six months ended June 30, 2002. The increase in interest expenses was due to increase in disputed investor participation debts to $18,764,137 at June 30, 2003 from $15,139,145 as of June 30, 2002.

Net loss for the period ended June 30, 2003 was $3,679,807 as compared to $4,136,563 for the period ended June 30, 2002. Although the Company had 39% decrease in loss from operations in the period ended June 30th 2003 as compared to the period ended June 30, 2002, the increase in interest by 56% in the period ended June 30, 2003 as compared to the period ended June 30, 2002, only resulted in an decrease of 11% in net loss for the current period as compared to net loss from the corresponding period in the last year. The basic and diluted net losses per share were $0.44 and $0.50 during the six months ended June 30, 2003 and 2002, respectively.

LIQUIDITY AND CAPITAL RESOURCES: The Company's principal capital requirements during the year 2003 are to fund the internal operations, defend it self from the litigation described in Part II, Item 1, below and fund the increase in litigation advances activity. The Company plans to raise necessary funds by selling its own common shares or through the sale of interest bearing debentures to selected investors. The Company will also consider establishing relationships with selected business partners whose contributions include necessary cash.

As shown in the accompanying financial statements, the Company incurred a net loss of $3,679,807 for the six months ended June 30, 2003 as compared to a net loss of $4,136,563 for the same period in 2002. Additionally, in accordance with GAAP, the Company's total liabilities exceeded its total assets by $10,628,568 at June 30, 2003. In the ordinary course of events, this would raise substantial doubt about the company's ability to continue as a going concern. . However, it is important to note that the company recognizes revenue from advances only when a case has been resolved and when it is confident that fees calculated will in fact be realized. As of June 30, 2003, if the company made no further advances to plaintiff's or their attorneys', the company can reasonably expect to collect approximately $40 million in fees and return of principal over the next 12-24 months from open cases. The estimate is based on historical performance and other factors affecting each case.

OPERATING ACTIVITIES: During the six months ended June 30, 2003, net cash used in operating activities decreased to $419,402 compared to net cash used in operating activities of $8,779,301 during the same period in 2002. The decrease in net cash used from operating activities resulted primarily from fewer funds being available for advances to plaintiffs and their attorneys as the company devoted its energy to the reverse merger discussed above and began the process of seeking new more affordable capital. Other factors include the positive cash flow from prepaid commission of $519,834 in the current six months as compared to usage of cash from prepaid commission of $109,306 in the same period last year.
In addition, interest payable at June 30th 2003, almost all of which is included in the litigation described in Part 11 Item 1 below was $1,764,150 as compared to $1,051,920 in the same period last year.

INVESTING ACTIVITIES: Net cash used in investing activities during the three months ended June 30, 2003, was $16,986 as compared to $9,405 for the same period in 2002.

FINANCING ACTIVITIES: Net cash provided by financing activities during the six months ended June 30, 2003 was $198,972 as compared to cash provided by the financing activities of $6,593,361 during the same period in 2002. Decrease in cash flow from financing activities was mainly due to decrease in proceeds from investor participation to $103,972 as compared to $7,943,111 in the corresponding period last year.

As a result of the above activities, the Company experienced a net decrease in cash of $237,416 for the six months ended June 30, 2003 as compared to a net decrease of $2,195,345 in the period ended June 30, 2002.

The Company does not have any material capital expenditure commitments as of June 30, 2003.

The Company fully expects that the current cash balances should, when combined with the anticipated contract fee income on the Company's portfolio of advances, be sufficient to finance the Company's operations for at least the next 12 months. The company recognizes the fact that collections on settled cases have and will continue to be negatively impacted by the improper filing of the law suit described in Part 11, Item 1, below. Nevertheless, the Company is actively pursuing additional institutional, private banking and other investment opportunities.


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

In the past, the Company has attracted large well known firms of attorneys as clients. This too has been negatively impacted by the litigation described in
Part 11, Item 1, below. The company has not yet experienced an appreciable inability to attract the talent that it needs. However risks remain that the Company will not attract, train or integrate into the business organization qualified personnel. Additionally, it is fair to expect that that fluctuations in operating results may be significant as the Company develops and tests business practices. There is also the risk that the Company will fail to properly manage growth and expansion, if and when it occurs.

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

      On May 15, 2003, the Company moved the Court for an order of dismissal of the pending bankruptcy petition. The Court treated the Company's motion as one for summary judgment and ultimately denied the motion finding that there were disputed factual issues.

      On June 19, 2003, the petitioners moved the Court for an order appointing an interim trustee. The court denied the motion, finding that the present management posed no threat to depleting the Company's assets. The court also set the matter for trial on August 28 and August 29, 2003.

      In July, the Court continued the trial, upon application by the Petitioners, until September 23, 2003.


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

    o but for the filing of the Petition, the Company would have entered into a transaction with one of four offerors of $20.0 million to refinance the Company's debt; and
    o    The Company is continuing to conduct its business on a limited basis.
    o There appears to be evidence of serious wrongdoing by the petitioners in the bringing and prosecution of the Petition.

The Company is optimistic that upon dismissal of the involuntary petition, it will be able to promptly consummate one of several opportunities for financing.


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

                                          LITFUNDING CORP.
                                          (Registrant)



Date:   August 19, 2003                   By:  /s/  Morton Reed
                                          --------------------------------
                                          Morton Reed
                                          President and Chief Executive Officer

Date:   August 19, 2003                   By:  /s/  David Cohen
                                          --------------------------------
                                          David Cohen
                                          Chief Financial Officer

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



Date:  August 19, 2003                    /s/ Morton Reed
                                          -------------------------------------
                                          Morton Reed
                                          President and Chief Executive Officer

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



Date:  August 19, 2003                  /s/ David Cohen
                                        ----------------------------------
                                        David Cohen
                                        Chief Financial Officer