Form 10QSB/A
period 2003-03-31
LITFUNDING CORP
filed 2003-11-14
CIK 1142488

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                               AMENDMENT NO. 2 TO
                                   FORM 10-QSB


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

                                LITFUNDING CORP.
                   (Formerly Known as RP Entertainment, Inc.)
                                   FORM 10-QSB



                                Table of Contents
                                -----------------



ITEM NO.  DESCRIPTION                                                   PAGE
--------  -----------                                                   ----

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

        Balance Sheets as of March 31, 2003 ..............................3

        Statements of Operations for the Three Months Periods Ended
        March 31, 2003 and 2002...........................................4
        Statements of Cash Flows for the Three Months Periods Ended
        March 31, 2003 and 2002...........................................5

        Notes to Financial Statements.....................................6-10


Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations...............................11-14

Item 3. Controls and Procedures...........................................15

                           PART II - OTHER INFORMATION


Item 1. Legal Proceedings.................................................15

Item 2. Changes in Securities and Use of Proceeds.........................15

Item 3. Defaults Upon Senior Securities...................................15

Item 4. Submission of Matters to a Vote of Security Holder................15

Item 5. Other Information.................................................15

Item 6. Exhibits and Reports on Form 8-K..................................13

Signatures................................................................16





                         PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS
------------------------------



                                LITFUNDING CORP.
                       (Formerly, RP Entertainment, Inc.)
                                  BALANCE SHEET
                                 MARCH 31, 2003
                                   (Unaudited)

                                     ASSETS

  Cash & cash equivalents                                           $       117,013
  Accounts receivable                                                       875,205
  Other receivables                                                               -
  Contingent advances less reserve for unsuccessful resolution of
       lawsuit of $2,094,612                                             11,869,466
  Prepaid commission on contingent advances                                 685,911
  Property and equipment, net                                                83,914
  Other assets                                                               21,950

                                                                    ----------------
                                                                    $    13,653,459
                                                                    ================


   LIABILITIES AND STOCKHOLDERS' DEFICIT

  Accounts payable and accrued expenses                             $        77,586
  Investor deposit                                                                -
  Debenture deposits                                                        200,000
  Interest payable                                                        2,802,608
  Investor participation                                                 18,738,931
                                                                    ----------------
            Total  liabilities                                           21,819,125

  Redeemable stock                                                                -

  COMMITMENTS

  STOCKHOLDERS' DEFICIT
  Common stock, no par value;
  Authorized shares 25,000,000; 8,270,250 shares
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

                                LITFUNDING CORP.
                            STATEMENTS OF OPERATIONS
            FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2003 AND 2002
                                   (Unaudited)

                                                              2003                       2002
                                                       -------------------        -------------------
Net revenue                                            $          162,495         $          283,444

Operating expenses:
      Selling                                                     288,366                    348,772
      Reserve for unsuccessful resolution of lawsuits             184,847                    579,044
      General and administrative                                  521,178                    543,970
                                                       -------------------        -------------------
             Total operating expenses                             994,391                  1,471,786
                                                       -------------------        -------------------

Loss from operations                                             (831,896)                (1,188,342)

Non-operating income (expense):
      Interest expense, net of interest income                   (932,711)                  (436,218)
                                                       -------------------        -------------------

Loss before income taxes                                       (1,764,607)                (1,624,560)

Provision for income tax                                            1,600                        800

                                                       -------------------        -------------------
Net loss                                               $       (1,766,207)        $       (1,625,360)
                                                       ===================        ===================

Basic and diluted weighted average number of
                                                       -------------------        -------------------
    common stock outstanding                                    6,380,542                  6,380,542
                                                       ===================        ===================

                                                       -------------------        -------------------
Basic and diluted net Income/(loss) per share          $            (0.28)        $            (0.25)
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

                                LITFUNDING CORP.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS




1.     ORGANIZATIONS AND DESCRIPTION OF BUSINESS

LitFunding Corp., formerly RP Entertainment, Inc. (the "Company"), was incorporated in the State of Nevada in July 1996 and in 2003 subsequent to merger changed its name to LitFunding Corp.

On February 25, 2003, the Company entered into an Agreement of Merger with California LitFunding, formerly LitFunding Corp. (LFC), a California corporation organized in November 2000. LFC became a subsidiary when the Articles of Merger between RP Acquisition Corp., the Registrant's wholly owned subsidiary that was formed to facilitate the merger, and LFC were filed with the Nevada Secretary of State. The charter documents of the Company are the charter documents of the surviving corporation. Pursuant to the Merger Agreement, 7,592,250 shares of its common stock were to be issued to the LFC shareholders in exchange for all the issued and outstanding shares of LFC common stock. LitFunding Corp., a California corporation, changed its name to California LitFunding on May 30, 2003.

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

Had the Company determined employee stock based compensation cost based on a fair value model at the grant date for its stock options under SFAS 123, the Company's net loss per share would have been adjusted to the pro forma amounts for the three months ended March 31, 2003 (no options were issued in the period ended March 31, 2002) as follows ($ in thousands, except per share amounts). :


            Net loss - as reported                      $     1,766
            Stock-Based employee compensation
              expense included in reported net
              income, net of tax
                                                                  -
            Total stock-based employee
              compensation expense determined
              under fair-value-based method for all
              rewards, net of tax                                 -
                                                        -------------
            Pro forma net loss                          $     1,766
                                                        =============

            Loss per share:
            Basic, as reported                                 0.28
            Diluted, as reported                               0.28
            Basic, pro forma                                   0.28
            Diluted, pro forma                                 0.28

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

5.     LOSS PER SHARE

Loss per share for the three month periods ended March 31, 2003 and 2002 were determined by dividing net loss for the periods by the weighted average number of both basic and diluted shares of common stock and common stock equivalents outstanding. Stocks to be issued are regarded as common stock equivalents and are considered in diluted loss per share calculations. Weighted average number of shares used to compute basic and diluted loss per share is the same since the effect of dilutive securities is anti-dilutive.

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

The Company paid $ 1,600 for income tax and $118,000 interest during the three month period ended March 31, 2003. The Company paid $0 for income tax and interest during the three month period ended March 31, 2002. .

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

10.      LITIGATION & SUBSEQUENT EVENT

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

Pursuant to an Agreement of Merger with LitFunding Corp. (LFC), a California corporation, the Company acquired 100% outstanding shares of LFC. LitFunding Corp. (the Company) was incorporated in California on November 17, 2000. Pursuant to the Merger Agreement, the Company issued 7,592,250 shares of its common stock to the LFC shareholders in exchange for all the issued and outstanding shares of LFC common stock. As per the Merger Agreement, the current officers of the Company resigned and the officers of LFC were appointed as officers of the combined company. Upon the closing of the merger, the former officers of the Company agreed to have their 4,500,000 shares of the Company's common stock cancelled. On March 3, 2003, the Company changed its name from RP Entertainment, Inc. to LitFunding Corp. (LF).

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

                                          LITFUNDING CORP.
                                          (Registrant)



Date:    August 29, 2003                     By:  /s/  Morton Reed
                                          --------------------------------
                                          Morton Reed
                                          President and Chief Executive Officer

Date:    August 29, 2003                     By:  /s/  David Cohen
                                          --------------------------------
                                          David Cohen
                                          Chief Financial Officer

Date:    August 29, 2003                     By:  /s/  Michael Marcelli
                                          --------------------------------
                                          Michael Marcelli
                                          Director

Date:    August 29, 2003                     By:  /s/  John Holt Smith
                                          --------------------------------
                                          John Holt Smith
                                          Director

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

Date:  August 29, 2003                       /s/ Morton Reed
                                          -------------------------------------
                                          Morton Reed
                                          President and Chief Executive Officer

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

Date:  August 29, 2003                     /s/ David Cohen
                                        ----------------------------------
                                        David Cohen
                                        Chief Financial Officer

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of LitFunding Corp. (the "Company") on Form 10-Q for the period ended March 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Morton Reed, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


                                  /s/ Morton Reed
                                  --------------------------------------
                                  Morton Reed
                                  President and Chief Executive Officer
Dated: August 29, 2003

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of LitFunding Corp. (the "Company") on Form 10-Q for the period ended March 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Morton Reed, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


                                  /s/ Morton Reed
                                  --------------------------------------
                                  Morton Reed
                                  President and Chief Executive Officer
Dated: August 29, 2003