Form 10QSB
period 2003-09-30
LITFUNDING CORP
filed 2003-11-19
CIK 1142488

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


Mark one

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                       For the period ended September 30, 2003


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

                                LITFUNDING CORP.
                   (Formerly Known as RP Entertainment, Inc.)
                                   FORM 10-QSB



                                Table of Contents
                                -----------------



ITEM NO.  DESCRIPTION                                                      PAGE
--------  -----------                                                      ----

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

        Balance Sheets as of September 30, 2003 ..............................3

        Statements of Operations for the Six Months Periods Ended
        September 30, 2003 and 2002...........................................4
        Statements of Cash Flows for the Six Months Periods Ended
        September 30, 2003 and 2002...........................................5

        Notes to Financial Statements.........................................6


Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations..................................17

Item 3. Controls and Procedures..............................................22

                           PART II - OTHER INFORMATION


Item 1. Legal Proceedings....................................................23

Item 2. Changes in Securities and Use of Proceeds............................23

Item 3. Defaults Upon Senior Securities......................................24

Item 4. Submission of Matters to a Vote of Security Holder...................24

Item 5. Other Information....................................................24

Item 6. Exhibits and Reports on Form 8-K.....................................24

Signatures...................................................................25




                         PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS
------------------------------






                                LIFTFUNDING CORP.
                       (Formerly, RP Entertainment, Inc.)
                           CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2003
                                   (Unaudited)

                                     ASSETS


Cash & cash equivalents                                            $     18,330
Accounts receivable, net                                                223,938
Contingent advances less reserve for unsuccessful resolution of
     lawsuit of $1,914,611                                           10,701,585
Prepaid commission on contingent advances                                11,932
Property and equipment, net                                             101,316
Other assets                                                             19,435
                                                                   -------------
                                                                   $ 11,076,536
                                                                   =============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT


Accounts payable and accrued expenses                              $    563,322
Debenture deposits                                                      200,000
Interest payable                                                      4,690,951
Investor participation                                               18,778,672
Lease payable                                                            27,001
                                                                   -------------
         Total  liabilities                                           24,259,946

COMMITMENTS & CONTINGENCIES

STOCKHOLDERS' DEFICIT
Preferred stock, par value $.001 per share; 10,000,000
  shares authorized; no shares issued
Common stock, par value $.001 per share; 50,000,000                           -
  shares authorized,  6,073,000 shares
issued and outstanding                                                    6,073
Additional paid in capital                                            3,074,411
Shares to be issued, 7592,250                                         1,138,838
Shares to be cancelled, 4,500,000                                      (675,000)
Accumulated deficit                                                 (16,727,732)
                                                                   ------------
         Total stockholders' deficit                                (13,183,410)
                                                                   ------------
                                                                   $ 11,076,536
                                                                   ============




The accompanying notes are an integral part of these financial statements.

                                LIFTFUNDING CORP.
                       (Formerly, RP Entertainment, Inc.)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                              For the three month periods    For the nine month periods
                                                                  ended September 30,           ended September 30,
                                                              2003              2002            2003            2002
                                                         ---------------   ---------------  --------------  -------------
Net revenue                                              $      134,505    $    1,327,166   $   1,095,823   $  1,903,395

Operating expenses:
     Selling                                                    498,809           211,757         923,029        727,721
     Reserve for unsuccessful resolution of lawsuits            520,428            12,976         779,749      1,255,504
     General and administrative                                 727,776           182,466       2,777,113      1,917,094
                                                         ---------------   ---------------  --------------  -------------
          Total operating expenses                            1,747,013           407,199       4,479,891      3,900,319
                                                         ---------------   ---------------  --------------  -------------

Gain (loss) from operations                                  (1,612,508)          919,967      (3,384,068)    (1,996,924)

Non-operating income (expense):
     Interest expense, net of interest income                  (952,084)         (481,280)     (2,858,731)    (1,700,152)
                                                         ---------------   ---------------  --------------  -------------

Loss before income taxes                                     (2,564,592)          438,687      (6,242,799)    (3,697,076)

Provision for income tax                                              -                 -           1,600            800

                                                         ---------------   ---------------  --------------  -------------
Net loss                                                 $   (2,564,592)   $      438,687   $  (6,244,399)    (3,697,876)
                                                         ===============   ===============  ==============  =============

Basic and diluted weighted average number of
                                                         ---------------   ---------------  --------------  -------------
    common stock outstanding                                  9,165,250         8,270,250       8,591,532      8,270,250
                                                         ===============   ===============  ==============  =============

                                                         ---------------   ---------------  --------------  -------------
Basic and diluted net loss per share                     $        (0.28)   $         0.05   $       (0.73)         (0.45)
                                                         ===============   ===============  ==============  =============




The accompanying notes are an integral part of these financial statements.

                                LIFTFUNDING CORP.
                       (Formerly, RP Entertainment, Inc.)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
          FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2003 AND 2002
                                   (Unaudited)

                                                                              2003               2002
                                                                         ---------------    ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
          Net loss                                                       $   (6,244,399)    $   (3,697,876)
          Adjustments to reconcile loss to net cash used in
          operating activities:
                Depreciation and amortization                                    23,955              6,363
                Reserve for unsuccessful resolution of lawsuits                 779,749          1,255,504
                Issuance of shares for compensation                              89,500                  -
                Stock option for employee compensation                                -           (116,873)
                Deferred compensation                                            29,250             29,250
                (Increase) / decrease in current assets:
                         Accounts receivable                                    342,136         (1,126,771)
                         Other receivable                                             -             26,826
                         Contingent advances                                    525,978         (8,825,340)
                         Prepaid commissions on contingent advances             871,699           (776,591)
                         Other current assets                                     5,604             (5,001)
                Increase / (decrease) in current liabilities:
                         Interest payable                                     2,717,770          1,053,933
                         Accounts payable and accrued expense                   411,765            (53,596)
                         Lease payable                                           27,001                  -
                                                                         ---------------    ---------------
                Total adjustments                                             5,824,407         (8,532,296)
                                                                         ---------------    ---------------
          Net cash used in operating activities                                (419,992)       (12,230,172)
                                                                         ---------------    ---------------

CASH FLOWS FROM INVESTING ACTIVITIES
                Buy back of subsidairy's stock                                   (7,000)                 -
                Acquisition of property & equipment                             (42,900)           (11,201)
                                                                         ---------------    ---------------
          Net cash used in investing activities                                 (49,900)           (11,201)
                                                                         ---------------    ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
                Changes in investor participation                               118,507         11,777,295
                Issuance/purchase of redeemable common stock                          -         (1,000,000)
                Proceeds from issuance of common stock                                -            454,000
                Investor deposits                                                                 (823,750)
                Debenture deposits                                               70,000                  -
                Receipt of cash on acquisition                                   25,000                  -
                                                                         ---------------    ---------------
          Net cash provided by financing activities                             213,507         10,407,545
                                                                         ---------------    ---------------

NET DECREASE IN CASH & CASH EQUIVALENTS                                        (256,385)        (1,833,828)

CASH & CASH EQUIVALENTS, BEGINNING BALANCE                                      274,715          2,649,032
                                                                         ---------------    ---------------

CASH & CASH EQUIVALENTS, ENDING BALANCE                                  $       18,330     $      815,204
                                                                         ===============    ===============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
          Interest paid                                                  $      123,262     $      664,640
                                                                         ===============    ===============
          Income tax paid                                                $        1,600     $            -
                                                                         ===============    ===============

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND
FINANCING ACTIVITIES
          Issuance of shares for compensation                            $       89,500     $            -
                                                                         ===============    ===============






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

On February 25, 2003, the Company entered into an Agreement of Merger with California LitFunding, formerly LitFunding Corp. (LFC) a California corporation. LFC became a subsidiary when the Articles of Merger between RP Acquisition Corp., the Registrant's wholly owned subsidiary that was formed to facilitate the merger, and LFC were filed with the Nevada Secretary of State. The charter documents of the Company are the charter documents of the surviving corporation. Pursuant to the Merger Agreement, 7,592,250 shares of common stock were to be issued to the LFC shareholders in exchange for all the issued and outstanding shares of LFC common stock. LitFunding Corp, a California corporation changed its name to California LitFunding on May 30, 2003.

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

The acquisition of California LitFunding (LFC) has been accounted for as a reverse acquisition under the purchase method of accounting since the shareholders of California LitFunding obtained control of the consolidated entity. Accordingly, the merger of the two companies has been recorded as a recapitalization of California LitFunding, with California LitFunding being treated as the continuing entity. The historical consolidated financial statements to be presented will be those of California LitFunding. The continuing company has retained December 31 as its fiscal year end. The financial statements of legal acquirer are not significant; therefore, no pro forma financial information is submitted. The consolidated financial statements for the period ended September 30, 2003, include financial statements of the Company and LFC whereas, the financial statements for the period ended September 30, 2002 comprised of the financial statements of LFC.

                                LITFUNDING CORP.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS



SEGMENT REPORTING

During the periods ended September 30, 2003 and 2002, the Company only operated in one segment. Therefore, segment disclosure has not been presented.

2.       BASIS OF PREPARATION

The accompanying Interim Condensed Consolidated financial statements are prepared in accordance with rules set forth in Regulation SB of the Securities and Exchange Commission. As said, these statements do not include all disclosures required under generally accepted principles and should be read in conjunction with the audited financial statements for the year ended December 31, 2002. In the opinion of management, all adjustments consisting of normal reoccurring accruals have been made to the consolidated financial statements. The results of operation for the nine months ended September 30, 2003 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2003.

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

Had the Company determined employee stock based compensation cost based on a fair value model at the grant date for its stock options under SFAS 123, the Company's net loss per share would have been adjusted to the pro forma amounts for the nine months ended September 30, 2003 (no options were issued in the nine month period ended September 30, 2002) as follows ($ in thousands, except per share amounts):

            Net loss - as reported                      $     6,244
            Stock-Based employee compensation
              expense included in reported net
              income, net of tax
                                                                  -
            Total stock-based employee
              compensation expense determined
              under fair-value-based method for all
              rewards, net of tax                       $         -
                                                        ------------
            Pro forma net loss                          $     6,244
                                                        ============

                                LITFUNDING CORP.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS



            Earnings per share:
            Basic, as reported                               0.71
            Diluted, as reported                             0.71
            Basic, pro forma                                 0.71
            Diluted, pro forma                               0.71


On April 30 2003, the FASB issued FASB Statement No. 149 (FAS 149), Amendment of Statement 133 on Derivative Instruments and Hedging Activities. FAS 149 amends and clarifies the accounting guidance on (1) derivative instruments (including certain derivative instruments embedded in other contracts) and (2) hedging activities that fall within the scope of FASB Statement No. 133 (FAS 133), Accounting for Derivative Instruments and Hedging Activities. FAS 149 also amends certain other existing pronouncements, which will result in more consistent reporting of contracts that are derivatives in their entirety or that contain embedded derivatives that warrant separate accounting. FAS 149 is effective (1) for contracts entered into or modified after June 30, 2003, with certain exceptions, and (2) for hedging relationships designated after June 30, 2003. The guidance is to be applied prospectively. The adoption of SFAS No. 150 does not have a material impact on the Company's financial position or results of operations or cash flows.

On May 15, 2003, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 150 (FAS 150), Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. FAS 150 changes the accounting for certain financial instruments that, under previous guidance, could be classified as equity or "mezzanine" equity, by now requiring those instruments to be classified as liabilities (or assets in some circumstances) in the statement of financial position. Further, FAS 150 requires disclosure regarding the terms of those instruments and settlement alternatives. FAS 150 affects an entity's classification of the following freestanding instruments: a) Mandatorily redeemable instruments b) Financial instruments to repurchase an entity's own equity instruments c) Financial instruments embodying obligations that the issuer must or could choose to settle by issuing a variable number of its shares or other equity instruments based solely on (i) a fixed monetary amount known at inception or (ii) something other than changes in its own equity instruments d) FAS 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety. The guidance in FAS 150 is generally effective for all financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. For private companies, mandatorily redeemable financial instruments are subject to the provisions of FAS 150 for the fiscal period beginning after December 15, 2003. The adoption of SFAS No. 150 does not have a material impact on the Company's financial position or results of operations or cash flows.

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

                                LITFUNDING CORP.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


No provision was made for Federal income tax since the Company has significant net operating loss carryforwards. Through September 30, 2003, the Company incurred net operating losses for tax purposes of approximately $11,000,000. Differences between financial statement and tax losses consist primarily of amortization allowance, was immaterial at September 30, 2003. The net operating loss carryforwards may be used to reduce taxable income through the year 2022. Net operating losses for carry-forwards for the State of California are generally available to reduce taxable income through the year 2007. The availability of the Company's net operating loss carryforwards are subject to limitation if there is a 50% or more positive change in the ownership of the Company's stock. The provision for income taxes consists of the state minimum tax imposed on corporations.

The net deferred tax asset balance, due to net operating loss carryforwards, as of September 30, 2003 and 2002 were approximately $4,400,000 and $2,200,000, respectively. A 100% valuation allowance has been established against the deferred tax assets, as the utilization of the loss carrytforwards cannot reasonably be assured.

5.     EARNING PER SHARE

Earnings per share for the nine month periods ended September 30, 2003 and 2002 were determined by dividing net income for the periods by the weighted average number of both basic and diluted shares of common stock and common stock equivalents outstanding. Stocks to be issued are regarded as common stock equivalents and are considered in diluted earnings per share calculations. Weighted average number of shares used to compute basic and diluted loss per share is the same since the effect of dilutive securities is anti-dilutive.

6.       COMMITMENTS

LFC leases its office space under a non-cancelable operating lease, which expired on November 30, 2002. The Company entered into an amendment of lease agreement which extended the lease to January 14, 2006. Minimum annual rentals for twelve-month periods ended, subsequent to September 30, 2003 are as follows:

                  Year                        Amount
                  2004                       $ 154,646
                  2005                         159,290
                  2006                          66,695
                  ----                      ----------
                  Total                      $ 380,631
                  =====                     ==========


Rent expense amounted to $84,851 and $45,909 for the nine month period ended September 30, 2003 and 2002, respectively.

                                LITFUNDING CORP.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


7.       DEBENTURES

During the year ended December 31, 2002, LFC issued 5-year 9% convertible debentures amounting $ 130,000, due January 1, 2007. The interest is due semi-annually on the first day of June and December of each year, commencing June 1, 2003 until fully paid. LFC issued additional debentures amounting $70,000 in the nine month period ended September 30, 2003.

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

8.        SUPPLEMENTAL DISCLOSURE OF CASH FLOWS

On a consolidated basis, the Company prepares its statements of cash flows using the indirect method as defined under the Financial Accounting Standard No. 95.

On a consolidated basis, the Company paid $1,600 for income tax and $123,262 interest during the nine month period ended September 30, 2003. The Company paid $0 for income tax and $664,640 interest during the nine month period ended September 30, 2002.

9.       GOING CONCERN

The Company's consolidated financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has accumulated deficit of $16,727,732 on September 30, 2003 including a net loss of $6,244,399 during the nine month period ended September 30, 2003. The Company's total liabilities exceeded the total assets by $13,183,410 as of September 30, 2003. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheets is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to raise additional capital, obtain financing and to succeed in its future operations. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

                                LITFUNDING CORP.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

10.      LITIGATION

The Company is defendant in several litigations in normal course of business, including litigation for return of investments. The Company believes these suits are without merit and intends to defend these litigations in court of law.

On April 2, 2003 an involuntary bankruptcy petition was filed in the United States Bankruptcy Court, Central District of California, Case No. LA03-19005ES by nine petitioners who maintain that they are joint venturers, three of who also claim to be "service providers." The Company believes that filing of the Petition is wholly without merit, baseless and without facts or legal grounds to support it. The Company intends to vigorously contest this Petition, seek to have the Petition dismissed, and seek to recover all damages caused by the filing of the Petition in proceedings in the Bankruptcy Court and/or the Superior Court. The Company is permitted to continue and is continuing to conduct its normal business notwithstanding the filing of the involuntary petition. The Company has commenced discussions with the petitioners in the hope of expediting dismissal of the involuntary petition.

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

On November 14, 2003 the Court decided to order the enforcement of a stipulation that allowed the Company to enter into a voluntary Chapter 11 and the Petitioners would in turn dismiss their action for an involuntary bankruptcy. At the same time, the Court ordered a $500,000 bond in favor of the Company as a buffer against damages.

This latest order was a result of a discussion, that was held subsequent to court ordered mediation, in which the Company tentatively agreed to the wording in a stipulation between the Petitioners and itself that would have to be ratified by the Board of Directors.

                                LITFUNDING CORP.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

In that stipulation, the involuntary bankruptcy petition would be dismissed and the Company would enter into a voluntary Chapter 11 in an effort to resolve the dispute in a fair and equitable manner. The Company Board rejected some of the terms of the stipulation and required that they be renegotiated.

Despite the fact that the board had not authorized a Chapter 11 filing, the petitioners refused to conduct further negotiation and in a court hearing on November 14, 2003 the Petitioners prevailed by convincing the Judge that the stipulation did not require actual Board approval, but mere implied approval. She approved the stipulation as written. At the same time the Judge also ordered a $500,000 bond from the petitioners in favor of the Company for potential damages.

Accordingly, the Company was placed into a voluntary Chapter 11 on November 18, 2003, and the hearing on the petition for an involuntary petition on November 24 and 25, 2003 has been cancelled.

The Company is willing to work within the framework of the stipulation however there are several incongruous challenges. These are as follows:

    o The holding Company has been placed into Chapter 11 and has few if any assets other than the shares of the subsidiary entities.
    o     The Chapter 7 involuntary petition has been dismissed.
    o The holding Company has no debt contingent or otherwise to the Petitioners.
    o The holding Company has been materially damaged and borrowed significant amounts of money from California LitFunding to defend itself.
    o California LitFunding although damaged by the actions against it's parent is free to conduct business as normal.


The Company continues to believe that it has meritorious defenses including among others:

    o The filing of the Petition by the three former directors was motivated by self-interest and a desire to take over control of the assets of the Company by impeding normal business operations;
    o On April 2, 2003 the subsidiary, California LitFunding was not insolvent; to the contrary, the it was current with all of its undisputed creditors, had substantial remaining cash on hand and fully expects to collect the more than $40.0 million it has in potential receivables
    o On April 2, 2003 the Company that has now been placed into a chapter 11 was not insolvent, to the contrary the Company owed no debt, contingent or otherwise to the petitioners and fully expected it's subsidiary to be successful in collecting the more than $40.0 million it is owed in fees and advances.
    o But for the filing of the Petition, the Company would have entered into a transaction of $20.0 million to refinance the Company's disputed debt; and
    o Both the Company and California LitFunding are continuing to conduct their business.



11.       RECLASSIFICATIONS

Certain prior period amounts have been reclassified to conform to the nine month period ended September 30, 2003 presentation.

On November 7, 2003, three individuals and one foreign entity filed a complaint styled Michael Becker et al vs. Marcelli et al in U.S. District Court, Central District of California against two Company Directors (but not the Company). This Complaint alleges misrepresentation and violation of federal and California securities laws in the December 2001 offering of shares to plaintiffs and in a December 13, 2002 "Rescission/Conversion Offering Memorandum for Present Investors Only". Collectively, plaintiffs allege the purchase of 178,000 of common stock for $7.00 per share. Based on the current investigation of the allegations and current state of knowledge of counsel to the Company, the Company believes that the possibility of it incurring material liability for the claims in this complaint is remote.

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

The Company is in the business of funding individual and/or entities that are in the process of litigating as plaintiff in civil cases. Law case financing is a program under which a non-recourse advance is made to an attorney for the purpose of covering the ongoing costs (e.g. deposition, expert witnesses and the like) of the case (contingent advances). The Company receives a fee for advancing the funding, which is based on the length of time the funds are outstanding. If the recovery (amount of settlement or award) is less than the aggregate fee (the contingent advance plus the fees earned through repayment date), the aggregate fee will be reduced to the amount of the recovery.

Pursuant to an Agreement of Merger with California LitFunding (LFC), a California corporation, the Company acquired LFC.

California LitFunding (the Company) was incorporated in California on November 17, 2000. LitFunding Corp., a California corporation, changed its name to California LitFunding on May 30th, 2003.

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

RESULTS OF OPERATIONS:

The results of operations of the Company for the nine months ended September 30, 2003 consisted of primarily the operations of LF and its 100% owned subsidiary LFC. The results of operations for the nine months ended September 30, 2002 consisted of all the operations of LFC.

REVENUES AND COST OF REVENUES: The Company reported revenues of $1,095,823 and $1,903,395 during the nine months ended September 30, 2003 and 2002, respectively. The increase in revenue in the nine months ended September 30, 2003 over a similar period in the prior year was primarily due to increased funding activity in 2003. Selling costs were $923,029 and $727,721 during the nine months ended September 30, 2003 and 2002, respectively. The decrease is in part due to reduced activity experienced as a result of the litigation described in Part II, Item 1, below. General and administrative expenses were $2,777,113 and $1,917,094 during the nine months ended September 30, 2003 and 2002, respectively. Reserve for unsuccessful resolution of lawsuits went down to $779,749 in the nine months ended September 30, 2003 as compared to $1,255,504 in the nine month ended September 30, 2002. Loss from operations was $3,384,068 and $1,996,924 during the nine months ended September 30, 2003 and 2002, respectively. The decrease in losses was primarily due to decrease in revenues from the same period last year.

Almost all of the amount due to IEP holders that they have characterized as interest and principal ( which the Company and LFC disputes ) is disputed and is the root cause of the overall litigation that the company has had to defend itself against. These expenses were $2,858,731 during the nine months ended September 30, 2003 as compared to $1,700,152 in the nine months ended September 30, 2002. The Company would like its subsidiary to reach an overall settlement with the petitioners and the other joint venturers. Should such a settlement be achieved it is very likely that the expense accrued to date will be changed significantly. This event could significantly change the financial statements and the results presented thereon.

Net loss for the period ended September 30, 2003 was $6,244,399 as compared to $3,697,876 for the period ended September 30, 2002. The basic and diluted net losses per share were $0.73 and $0.45 during the nine months ended September 30, 2003 and 2002, respectively.

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

As shown in the accompanying financial statements, the Company incurred a net loss of $6,244,399 for the nine months ended September 30, 2003 as compared to a net loss of $3,697,876 for the same period in 2002. Additionally, in accordance with GAAP, the Company's total liabilities exceeded its total assets by $13,183,410 at September 30, 2003. In the ordinary course of events, this would raise substantial doubt about the company's ability to continue as a going concern. . However, it is important to note that the company recognizes revenue from advances only when a case has been resolved and when it is confident that fees calculated will in fact be realized. As of September 30, 2003, if the Company made no further advances to plaintiffs or their attorneys, the Company can reasonably expect to collect approximately $40 million in fees and return of principal over the next 12-24 months from open cases. The estimate is based on historical performance and other factors affecting each case.

OPERATING ACTIVITIES: During the nine months ended September 30, 2003, net cash used in operating activities decreased to $419,992 compared to net cash used in operating activities of $12,230,172 during the same period in 2002. The decrease in net cash used from operating activities resulted primarily from fewer funds being available for advances to plaintiffs and their attorneys as the company devoted its energy to the reverse merger discussed above and began the process of seeking new more affordable capital. Other factors include the positive cash flow from prepaid commission of $871,699 in the current nine months as compared to usage of cash from prepaid commission of $776,591 in the same period last year.

In addition, Petitioner characterized ( and Company disputed) interest payable at September 30th, 2003, almost all of which is included in the litigation described in Part 11 Item 1 below was $4,690,951

INVESTING ACTIVITIES: Net cash used in investing activities during the three months ended September 30, 2003 was $49,900 as compared to $11,201 for the same period in 2002.

FINANCING ACTIVITIES: Net cash provided by financing activities during the nine months ended September 30, 2003 was $213,507 as compared to cash provided by the financing activities of $10,407,545 during the same period in 2002. Decrease in cash flow from financing activities was mainly due to decrease in proceeds from investor participation.

As a result of the above activities, the Company experienced a net decrease in cash of $256,385 for the nine months ended September 30, 2003 as compared to a net decrease of $1,833,828 in the period ended September 30, 2002September 30, 2002.

The Company does not have any material capital expenditure commitments as of September 30, 2003.

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

THE COMPANY HAS A LIMITED OPERATING HISTORY AND LACK OF PROFITABILITY:

LFC began business in late 2000 and has a limited operating history. During that time, the LFC has incurred losses in every quarter since inception and is subject to the risks and uncertainties usually encountered by early stage companies.

In the past, LFC attracted large well known firms of attorneys as clients. This too has been negatively impacted by the litigation against the Company described in Part 11, Item 1, below. The company has not yet experienced an appreciable inability to attract the talent that it needs. However risks remain that the Company will not attract, train or integrate into the business organization qualified personnel. Additionally, it is fair to expect that that fluctuations in operating results may be significant as the Company develops and tests business practices. There is also the risk that the Company will fail to properly manage growth and expansion, if and when it occurs.

THE COMPANY AND LFC'S S ABILITY TO EXPAND IS LIMITED BY JURISDICTIONAL
LIMITATIONS:

Not all states allow advances to plaintiffs' attorneys and plaintiffs. Some jurisdictions do not allow maintaining, supporting, promoting or assisting another person, with money or otherwise, to prosecute a lawsuit. The Company is of the opinion that there is more than enough business to pursue in those states that do allow these advances but also acknowledges that at some indeterminate time in the future, an inability to expand beyond such jurisdictions may negatively impact its business, prospects and results of operations. Although LFC has not been able to relocate the business and associated assets to the State of Nevada because of the actions of the improper filing of the involuntary, there is still an expectation that a reasonable resolution to the dispute can be achieved that will allow this relocation to occur so that favorable laws in that State can be used to the best advantage.

COMPANY COMMON STOCK IS LISTED ON THE OVER-THE COUNTER (OTC) BULLETIN BOARD WHICH MAY MAKE IT MORE DIFFICULT FOR STOCKHOLDERS TO SELL THEIR SHARES AND MAY CAUSE THE MARKET PRICE OF COMPANY COMMON STOCK TO DECREASE:

The Company's common stock is listed on the OTC Bulletin Board. Factors that may affect potential liquidity include limited coverage by security analysts and the news media. This may negatively affect the prices for shares of the Company's common stock. The filing of the Chapter 11 is very likely to have a materially negative effect on the price of the Company's stock and it is unclear whether the Company will be able to continue it's listing on the OTC Bulletin Board. Should this occur, the Company will suffer further damages that it will seek recompense for from the Petitioners described above in litigation.

THE COMPANY'S STOCK PRICE MAY BE VOLATILE AND AN INVESTMENT IN SUCH COMMON STOCKCOULD SUFFER A DECLINE IN VALUE:

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

                                     PART II


ITEM 1. LEGAL PROCEEDINGS
-------------------------
The Company is defendant in several litigations in normal course of business, including litigation for return of investments in the Company. The Company believes these suits are without merit and intends to defend these litigations in court of law.

On April 2, 2003 an involuntary bankruptcy petition was filed in the United States Bankruptcy Court, Central District of California, Case No. LA03-19005ES by nine petitioners later joined by another seven who maintain that they are joint venturers, three of whom also claim to be "service providers."

The Company believes that filing of the Petition is wholly without merit, baseless and without facts or legal grounds to support it. The Company has been vigorously contesting this Petition and has sought to have it dismissed and will seek to recover all damages caused by the filing of the Petition in the Bankruptcy Court and/or the Superior Court. The Company and its subsidiary are permitted to continue and are continuing to conduct its normal business notwithstanding the filing of the involuntary petition.

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

In July, the Court continued the trial, upon application by the Petitioners, until September 23, 2003, and then to November 24 and 25th 2003.

On November 14, 2003 the Court decided to order the enforcement of a stipulation that allowed the Company to enter into a voluntary Chapter 11 and the Petitioners would in turn dismiss their action for an involuntary bankruptcy. At the same time, the Court ordered a $500,000 bond in favor of the Company as a buffer against damages.

This latest order was a result of a discussion that was held subsequent to court ordered mediation in which the Company tentatively agreed to the wording in a stipulation between the Petitioners and itself that would have to be ratified by the Board of Directors.

In that stipulation, the involuntary bankruptcy petition would be dismissed and the Company would enter into a voluntary Chapter 11 in an effort to resolve the dispute in a fair and equitable manner. The Company Board rejected some of the terms of the stipulation and required that they be renegotiated.

Despite the fact that the board had not authorized a Chapter 11 filing, the petitioners refused to conduct further negotiation and in a court hearing on November 14, 2003 the Petitioners prevailed by convincing the Judge that the stipulation did not require actual Board approval, but mere implied approval. She approved the stipulation as written. At the same time the Judge also ordered a $500,000 bond from the petitioners in favor of the Company for potential damages.

Accordingly, the Company was placed into a voluntary Chapter 11 on November 18, 2003, and the hearing on the petition for an involuntary petition on November 24 and 25, 2003 has been cancelled.

The Company is willing to work within the framework of the stipulation however there are several incongruous challenges. These are as follows:

    o The (holding) Company has been placed into Chapter 11 and has few if any assets other than the shares of the subsidiary entities.
    o     The Chapter 7 involuntary petition has been dismissed.
    o The (holding) Company has no debt contingent or otherwise to the Petitioners.
    o The (holding) Company has been materially damaged and borrowed significant amounts of money from California LitFunding to defend itself.
    o California LitFunding although damaged by the actions against its parent is free to conduct business as normal.


The Company continues to believe that it has meritorious defenses including among others:

    o The filing of the Petition by the three former directors was motivated by self-interest and a desire to take over control of the assets of the Company by impeding normal business operations;
    o On April 2, 2003 the subsidiary, California LitFunding was not insolvent; to the contrary, that it was current with all of its undisputed creditors, had substantial remaining cash on hand and fully expects to collect the more than $40.0 million it has in potential receivables
    o On April 2, 2003 the Company that has now been placed into a chapter 11 was not insolvent, to the contrary the Company owed no debt, contingent or otherwise to the petitioners and fully expected its subsidiary LFC to be successful in collecting the more than $40.0 million it is owed in fees and advances.
    o But for the filing of the Petition, the Company and /or LFC would have entered into a transaction of $20.0 million to refinance the Company's disputed debt; and
    o Both the Company and California LitFunding are continuing to conduct their business.

         On November 7, 2003, three individuals and one foreign entity filed a complaint styled Michael Becker et al vs. Marcelli et al in U.S. District Court, Central District of California against two Company Directors (but not the Company). This Complaint alleges misrepresentation and violation of federal and California securities laws in the December 2001 offering of shares to plaintiffs and in a December 13, 2002 "Rescission/Conversion Offering Memorandum for Present Investors Only". Collectively, plaintiffs allege the purchase of 178,000 of common stock for $7.00 per share. Based on the current investigation of the allegations and current state of knowledge of counsel to the Company, the Company believes that the possibility of it incurring material liability for the claims in this complaint is remote.

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

                                          LITFUNDING CORP.
                                          (Registrant)



Date:  November 19, 2003                   By:  /s/  Morton Reed
                                          --------------------------------
                                          Morton Reed
                                          President and Chief Executive Officer

Date:  November 19, 2003                   By:  /s/  David Cohen
                                          --------------------------------
                                          David Cohen
                                          Chief Financial Officer

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



Date:  November 19, 2003                  /s/ Morton Reed
                                          -------------------------------------
                                          Morton Reed
                                          President and Chief Executive Officer

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



Date:  November 19, 2003                /s/ David Cohen
                                        ----------------------------------
                                        David Cohen
                                        Chief Financial Officer