Form 10QSB/A
period 2003-09-30
LITFUNDING CORP
filed 2003-12-12
CIK 1142488

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                 AMENDMENT NO. 1
                                   FORM 10-QSB


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


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

(a) Exhibits

31.1 Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of the Company

31.2 Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of the Company

32.1   Section 906 Certification by Chief Executive Officer

32.2   Section 906 Certification by Chief Financial Officer

(b) Reports on Form 8-K

Form 8-K filed April 17, 2003

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          LITFUNDING CORP.
                                          (Registrant)



Date:  December 12, 2003                   By:  /s/  Morton Reed
                                          --------------------------------
                                          Morton Reed
                                          President and Chief Executive Officer

Date:  December 12, 2003                   By:  /s/  David Cohen
                                          --------------------------------
                                          David Cohen
                                          Chief Financial Officer