Form 10QSB
period 2004-03-31
LITFUNDING CORP
filed 2004-05-21
CIK 1142488

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-KSB
(Mark One)

   [ X ] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
         EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 2003

   [   ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
         EXCHANGE  ACT OF 1934

   For the transition period from                  to
                                 ------------------  -----------------

      Commission file number     000-49679
                                 ---------

                                 LITFUNDING CORP
                  ( Debtor-in-Possession) Formerly known as RP
                               ENTERTAINMENT, INC.
                 (Name of small business issuer in its charter)

                                      6611

             NEVADA                                                   93-1221399
   (State or other jurisdiction of                              (I.R.S. Employer
   incorporation or organization)                            Identification No.)

     5757 Wilshire Boulevard, Suite PH10
     LOS ANGELES, CALIFORNIA                                             90036
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

     State issuer's revenues for its most recent fiscal year:  $1,535,613

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and ask prices of such stock, as of the close of business on March 31, 2004
     Approximately $ 1.4 million State the number of shares outstanding of each of the issuer's class of common equity: 9,410,850 shares of common stock, $.001 par value per share were outstanding as of March 31, 2004.

     Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securites under a plan confirmed by a court
                           Yes
     Documents incorporated by reference:  n/a

Transitional Small Business Disclosure format (check one):

                            Yes              No

                                 LITFUNDING CORP
                       (Debtor-in-Possession) FORM 10-KSB
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

INDEX TO FINANCIAL STATEMENTS ......................................  F-1

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

INTRODUCTION

LitFunding Corp (formerly known as RP Entertainment, Inc.) was organized in the state of Nevada on July 11, 1996. It owns all of the common stock of California LitFunding. LitFunding Corp is the holding company in this corporate relationship. It has limited assets, no payroll, and no operations. In contrast, California LitFunding serves as the primary operating entity. It owns substantially all of operating assets, it employs all of the personnel, and it pays the obligations of both corporations.

California LitFunding is the successor-in-interest by merger to the "original" company in the corporate structure that now exists. LitFunding Corp., a California corporation was the "original company" in this corporate family. It started investing in litigation recoveries in 2000. In 2001, LitFunding Corp., a California corporation, decided to provide its shareholders the benefit of publicly tradable stock through a reverse triangular merger. Such a merger is a common means for a small entity to go public while preserving its favorable tax attributes. To accomplish this merger, in 2003, the principals of LitFunding Corp., a California corporation, acquired control of RP Entertainment, Inc., a publicly held Nevada corporation, organized in the state of Nevada on July 11, 1996, and they formed RP Acquisition Corp., a Nevada corporation, as a wholly owned subsidiary of RP Entertainment. Using these three entities, a reverse triangular merger plan was developed (the "Merger Plan").

Under the Merger Plan, the shareholders of LitFunding Corp., a California corporation, exchanged their shares for shares in the publicly held RP Entertainment, Inc., which was renamed LitFunding Corp., a Nevada corporation. LitFunding Corp., a California corporation, then changed its name to California LitFunding, and it became a wholly owned subsidiary of RP Acquisition Corp. This merger was finalized on January 23, 2004, through the filing of the Articles of Merger for RP Acquisition. Upon this filing, California LitFunding, a California company, was merged into RP Acquisition, a Nevada company, which assumed title to all of its assets and liabilities. RP Acquisition then changed its name to California LitFunding. RP Acquisition, newly renamed California LitFunding, is now a wholly owned subsidiary of LitFunding Nevada, which serves as the publicly listed holding company. When the original California LitFunding, a California Company gave up all its assets, liabilities and operations to RP Acquisition, it changed its name to CA Funding so that the corporate husk could be dissolved in California. LitFunding Corp owns all of the shares in a dormant Nevada corporation named E.Evolution Expeditions formed on February 25, 2000 as well as all the shares in a newly formed corporation named LitFunding USA formed in Nevada on March 22nd, 2004.

BUSINESS OF THE COMPANY

California LitFunding has been in the business of investing in litigation recoveries since 2000. In summary, California LitFunding raises capital and advances this capital to various law firms pursuant to "Settlement Agreements". These Settlement Agreements provide that the funds advanced shall be repaid to California LitFunding, plus a fee, when the lawsuits referenced in the agreement ultimately settle. The exact amount of the fee payable on the funds advanced depends upon the length of time the fund are outstanding, up to a fixed limit. Pursuant to the terms of the Settlement Agreements, California LitFunding's contractual right to payment is limited to the funds ultimately paid to the law firm from the specified lawsuit, or lawsuits, in which the funds are invested or expended.

LitFunding Corp., and California LitFunding (the "Companies") have been embroiled in expensive and counterproductive litigation since April 2, 2003 when certain individuals and entities of LitFunding Corporation, a Nevada corporation filed an involuntary bankruptcy petition against it Company in the United States Bankruptcy Court, Central District of California, Case No. LA03-19005 ES (the "Petition"). This case was subsequently converted to a voluntary chapter 11 proceeding and is more fully explained below in Item 3., Legal Proceedings.

In February 2004, the companies entered into a settlement agreement with the petitioning creditors. The terms of this settlement are currently incorporated and made a part of, the Companies' Joint Chapter 11 Plan of Reorganization and there is a confirmation hearing for that plan on May 26, 2004. The Settlement Agreement provides, among other things, for the dismissal of all litigation between the parties promptly after the confirmation of the reorganization Plan. This resolution will bring to a close of over eleven months of litigation between the parties and will allow the companies to restart the business which was effectively stalled and damaged by the litigation. An integral part of the Companies prospective business plan involves raising additional funds for investment in lawsuits. Since different segments of the capital markets may desire different investment structures and investment vehicles, the Companies cannot predict exactly how funds will be invested with the Companies after the effective date of the reorganization plan in each instance. Initially, it is anticipated that the new funding will be obtained from private parties and investment groups, and that this funding will be in the form of loans. The financing party will be granted a first priority lien on all of the lawsuits that they invest in. Once the obligations owed to the capital source are satisfied, California LitFunding or another wholly subsidiary of LitFunding Nevada, will receive the balance of the distributions.

COMPETITION

   The industry in which the Companies operate is extremely competitive and include major corporations with substantially greater resources than the Company, including but not limited to, financial, personnel and established relationships in the industry. Additionally, the Companies will have to reestablish their credibility and presence in the market place after the effective Date of the reorganization plan.


INTELLECTUAL PROPERTY /COMPETITION

   We use the Trade names of LitFunding, California LitFunding, LitFunding USA and CA Funding. Other than an expertise in assessing underwriting risks and the Companies database and experience of success with various lawyers and law firms, the companies business is not dependant upon proprietary information. Accordingly, there are no substantial barriers to competitors entering the market. The Companies acknowledge that they may not be able to compete successfully against future competitors with greater financial resources or access to potential business. Additionally, it is possible that competition may drive down the return on the Companies advances and that may negatively impact the viability of the Companies business model.

EMPLOYEES

(As of December 31 2003, the California LitFunding had 10 full time employees and one part time employee. LitFunding Corp had no full time or part time employees. Because of the Legal proceedings described below in Item 3., the companies have experienced a deleterious and damaging loss of key personnel that will have to be replaced and future performance will in part depend on the companies ability to attract, train and retain the personnel.

Dr. Morton Reed CEO and President, Mr. Stanley Weiner VP Finance and David Cohen CFO form the nucleus of the key management team. The companies will begin recruiting new in-house counsel, collection specialists and financial personnel after the effective date of the reorganization plan. In the interim, the companies will rely on outside professionals for assistance in matters where there is no in-house expertise.

ITEM 2. DESCRIPTION OF PROPERTY

The Companies has offices at 5757 Wilshire Boulevard, Suite PH10, Los Angeles, CA 90036 comprised of approximately 6,000 sq feet. (Please insert description of lease terms) The companies have rejected the lease for these premises as part of their reorganization plan and will be moving to new premises no later than June 30, 2004.

ITEM 3. LEGAL PROCEEDINGS

On April 2, 2003 certain individuals and entities of LitFunding Corporation, a Nevada corporation (the "Company"), filed an involuntary bankruptcy petition against the Company in the United States Bankruptcy Court, Central District of California, Case No. LA03-19005 ES (the "Petition"). Seven additional parties (collectively the "Petitioners") later filed joinders in support of the Petition. The filing of the Petition severely damaged both the Company, and its wholly owned operation subsidiary, California LitFunding, for the following reasons:

     o The filing made it virtually impossible for California LitFunding to raise and invest funds in new lawsuits, which is its core business.

     o California LitFunding was forced to expend significant amounts of money filing and preparing collection lawsuits against parties to various settlement agreements who viewed the filing of the Petition as an opportunity to renege on their contractual obligations, or to secure a discounted payoff.

     o California LitFunding's business reputation was devastated by the filing, and this enabled competitors to capitalize on its perceived financial problems.

The Company believes that the Involuntary Petition was filed without legal basis and in bad faith and was really a disguised takeover attempt.

The Company spent eleven months contesting the Petition, and it expended significant resources on this effort. The material facts relative to this litigation, and the Company's recent entry into a Chapter 11 proceeding, are summarized below:

     o On May 15, 2003, the Company moved the United States Bankruptcy Court (the "Court") for an order dismissing the Petition. The Court treated the Company's motion as one for summary judgment and denied it on the grounds that there were disputed factual issues that would require an evidentiary hearing;

     o On June 19, 2003, the Petitioners moved the Court for an order appointing an interim trustee. The Court denied that motion. The court also set the matter for trial on August 28 and August 29, 2003;

     o In July, the Court continued the trial, upon application by the Petitioners, until September 23, 2003. Subsequently, the Court continued the matter to November 24 and 25th 2003 and ordered the parties to mediation;

     o A two day mediation occurred in September of 2003. Unfortunately, this mediation was unsuccessful. Approximately ten days after the mediation failed, counsel for the Petitioners sought a meeting to present another settlement proposal. A meeting was held on October 10, 2003, a Friday, to consider this proposal. This meeting was attended by the President of the Company and its counsel. At the conclusion of this meeting the parties entered into a stipulation (the "Stipulation"). In summary, the Stipulation provided: (1) the Petitioners would convert their involuntary Chapter 7 proceeding to a Chapter 11 proceeding; (2) the Company would consent to the entry of an order of relief under Chapter 11; (3) the Company would reserve all of its rights to seek damages against the Petitioners relating to the bad-faith filing of the involuntary petition; and (4) the Petitioners agreed not to seek the appointment of a trustee for six months. California LitFunding was not a party to this stipulation.

     o Since the Stipulation provided for a consensual Chapter 11 filing, the Company believed that it required the formal approval of the Company's board of directors prior to being valid and binding under Nevada law. Accordingly, on the very next business day, October 13, 2003, the Company's board of directors met to consider the Stipulation. After carefully considering the merits of the Stipulation, the board of directors voted to reject the Stipulation as written, because there were provisions therein that could negatively impact the ability of the Company's operating subsidiary, California LitFunding, to raise capital prospectively, even though California LitFunding was not entering into bankruptcy proceeding under this agreement. Although the Petitioners were informed of this vote, they elected to file the Stipulation with the Court, and thereafter they endeavored to enforce the Stipulation through a motion (the "Motion To Enforce"). In the Motion To Enforce, the Petitioners contended, among other things that the Stipulation was enforceable without the necessity of a vote of the Company's board of directors.

     o On November 14, 2003, a hearing was held on Motion To Enforce. A hearing on a motion filed by LitFunding Nevada seeking an order compelling the Petitioners to post a bond to secure any prospective damage judgment the Company might obtain against the Petitioners for the wrongful involuntary filing was heard on the same date. After considering the arguments of both parties, the Court concluded that the Stipulation was enforceable. Accordingly the Court granted the Motion To Enforce. An order for relief placing the Company into a Chapter 11 proceeding was entered by the Court on November 19, 2003. The Court also ordered the Petitioners to post a bond in the amount of $500,000, which was done in January 2004 after the petitioners received one 10 day extension from the Company and two more extensions from the court.

As a result of the foregoing:

     o The Company was placed into Chapter 11 proceeding effective November 19, 2003. The costs of litigating the merits of the Involuntary Petition, and the financial impact of the pending involuntary, so materially damaged both the Company and California LitFunding that it ultimately became necessary for both companies (together the "LitFunding Companies") to enter into Chapter 11. Accordingly, California LitFunding entered into a Chapter 11 proceeding on January 26, 2004.

     o Since April 2, 2003, the Company has made several offers of settlement to the Petitioners.

     o On January 31, 2004, the LitFunding Companies filed a Joint Plan of Reorganization (the "Plan") and a supporting Disclosure Statement with the United States Bankruptcy Court and have since amended that plan to recognize the realities of the settlement discussed below.

     o The Companies have various lawsuits claiming damages against a former director of California LitFunding, and an ex employee for wrongdoing, breach of fiduciary responsibility, and theft of proprietary information.

Settlement:

In February 2004, The Companies entered into a settlement agreement with the petitioning creditors (the "Settlement Agreement"). The terms of this settlement are currently incorporated into a letter agreement. However, pursuant to the agreement between the parties, the terms of the settlement are being incorporated into, and made a part of, the Companies' Joint Chapter 11 Plan of Reorganization (the "Reorganization Plan") set for a confirmation hearing on May 26th 2004.

The Settlement Agreement provides, among other things, for the dismissal of all litigation between the parties promptly after the confirmation of the Reorganization Plan. This resolution will bring to a close of over eleven months of litigation between the parties.

The most significant achievements reached in the settlement include:

     o The dismissal with prejudice of all litigation between the parties effective upon the confirmation of the Reorganization Plan. However, the Settlement Agreement does not provide for the dismissal of the litigation pending between the Companies and a former employee regarding his alleged claims against the Companies, and the Companies counter-claims against this employee, nor does it dismiss litigation pending between an individual that is seeking compensation for bookkeeping services provided to the Companies prepetition. The Companies do not consider these litigation matters to be material and it does not believe that they have any merit;

     o The consensual treatment of the claims held by parties that advanced funds to the Companies pursuant to Investment/Equity Participation Agreements (the "IEP Claimants"). In summary the terms of the Settlement Agreement provide that the claims held by the IEP Claimants will be incorporated into a single promissory note (the "IEP Plan Note"), which is recourse to only the collections from the lawsuits that predate the Settlement Agreement; and

     o An approved overhead allocation in favor of the Companies payable from collections from the lawsuit investments. However, if for any reason the IEP Plan Note is not paid in full, the Companies will become obligated to repay to the IEP Claimants a sum equal to the lesser of the shortfall on the IEP Plan Note, or the amount of the overhead charge advanced to the Companies under the terms of the Settlement Agreement.

o Prior to the hearing on the Reorganization Plan, the Companies have receieved overwhelming creditor support for the approval of the Plan. A total of 90 votes were cast by creditors holding valid claims. Of this total, Eighty Six (86) voted in favor of the plan representing an approval rate of approximately 96%. In terms of dollars, the claims that voted in favor of the plan totaled $18 million. The allowed claims that voted against the Plan totaled only $343,000.

o Although there is no assurance that the Reorganization Plan proposed by the Companies will be approved by the United States Bankruptcy Court, the Companies believe that the likelihood of court approval has substantially increased with the advent of the foregoing settlement.

The resolution of the pending litigation with the IEP Claimants will enable the Companies to refocus their efforts on collecting delinquent accounts receivable owed by certain attorney/clients who received litigation advances from the Companies, but who have failed to repay these obligations.

The Companies have established a new subsidiary of the holding company, LitFunding USA, which will be responsible for all future funding of cases. This new subsidiary will also manage and collect the portfolio of California LitFunding to satisfy the requirements of the settlement with the petitioners.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no submissions to a vote of security holders during 2003.


                                     PART II

ITEM 5. MARKETS FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Reports to Security Holders. We are a reporting company with the Securities and Exchange Commission, or SEC. The public may read and copy any materials filed with the SEC at the SEC's Public Reference Room at 450 Fifth Street N.W., Washington, D.C. 20549. The public may also obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that site is http://www.sec.gov.

(Indicate how many shares are authorized for both common and preferred stock, indicate how may are issued and outstanding for each class) As of March 31, 2004, there were 9,410,850 shares of common stock issued and outstanding and 25,000,000 shares authorized. (Indicate how many options, warrants, or convertible securities are outstanding. During the years ended December 31, 2003 and 2002, the Company issued 5-year 9% convertible debentures amounting to $200,000, due January 1, 2007. The registered holders of the debentures have the right, after one year prior to maturity, to convert the principal at the original conversion price of $10 for one Common share or at the adjusted conversion price.

Equity Compensation Plans. Indicate whether there are securities authorized for issuance under any equity compensation plansLitFundingLitFundingLitFunding. LitFunding Corp adopted the employee stock option plan from RP Entertainment Inc. See S8 filed on September 10, 2003.

We participate in the OTC Bulletin Board, an electronic quotation medium for securities traded outside of the Nasdaq Stock Market, and prices for our common stock are published on the OTC Bulletin Board under the trading symbol "LFDG". This market is extremely limited and the prices quoted are not a reliable indication of the value of our common stock. As of May 21, 2004, tLitFundinghere have been very few and limited trades in the LitFunding Corp common stock.

The Company has not declared or paid any cash dividends on its common stock since its formation, and the board of directors currently intends to retain all of its earnings, if any, for its business. The declaration and payment of cash dividends will be at the discretion of the board of directors.

Penny Stock Regulation. Shares of our common stock are subject to rules adopted by the Securities and Exchange Commission that regulate broker-dealer practices in connection with transactions in "penny stocks". Penny stocks are generally equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the Nasdaq system, provided that current price and volume information with respect to transactions in those securities is provided by the exchange or system). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, deliver a standardized risk disclosure document prepared by the Securities and Exchange Commission, which contains the following:

    o a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading;
    o a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to violation to such duties or other requirements of securities' laws;
    o a brief, clear, narrative description of a dealer market, including "bid" and "ask" prices for penny stocks and the significance of the spread between the "bid" and "ask" price;
    o    a toll-free telephone number for inquiries on disciplinary actions;
    o definitions of significant terms in the disclosure document or in the conduct of trading in penny stocks; and
    o such other information and is in such form (including language, type, size and format), as the Securities and Exchange Commission shall require by rule or regulation.

Prior to effecting any transaction in penny stock, the broker-dealer also must provide the customer the following:

    o    the bid and offer quotations for the penny stock;
    o the compensation of the broker-dealer and its salesperson in the transaction;
    o the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and
    o monthly account statements showing the market value of each penny stock held in the customer's account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitably statement. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for a stock that becomes subject to the penny stock rules. Holders of shares of our common stock may have difficulty selling those shares because our common stock will probably be subject to the penny stock rules.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FROM INCEPTION TO DECEMBER 31, 2003

THIS FOLLOWING INFORMATION SPECIFIES CERTAIN FORWARD-LOOKING STATEMENTS OF MANAGEMENT OF THE COMPANY. FORWARD-LOOKING STATEMENTS ARE STATEMENTS THAT ESTIMATE THE HAPPENING OF FUTURE EVENTS ARE NOT BASED ON HISTORICAL FACT. FORWARD-LOOKING STATEMENTS MAY BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY, SUCH AS "MAY", "SHALL", "COULD", "EXPECT", "ESTIMATE", "ANTICIPATE", "PREDICT", "PROBABLE", "POSSIBLE", "SHOULD", "CONTINUE", OR SIMILAR TERMS, VARIATIONS OF THOSE TERMS OR THE NEGATIVE OF THOSE TERMS. THE FORWARD-LOOKING STATEMENTS SPECIFIED IN THE FOLLOWING INFORMATION HAVE BEEN COMPILED BY OUR MANAGEMENT ON THE BASIS OF ASSUMPTIONS MADE BY MANAGEMENT AND CONSIDERED BY MANAGEMENT TO BE REASONABLE. OUR FUTURE OPERATING RESULTS, HOWEVER, ARE IMPOSSIBLE TO PREDICT AND NO REPRESENTATION, GUARANTY, OR WARRANTY IS TO BE INFERRED FROM THOSE FORWARD-LOOKING STATEMENTS.


THE ASSUMPTIONS USED FOR PURPOSES OF THE FORWARD-LOOKING STATEMENTS SPECIFIED IN THE FOLLOWING INFORMATION REPRESENT ESTIMATES OF FUTURE EVENTS AND ARE SUBJECT TO UNCERTAINTY AS TO POSSIBLE CHANGES IN ECONOMIC, LEGISLATIVE, INDUSTRY, AND OTHER CIRCUMSTANCES. AS A RESULT, THE IDENTIFICATION AND INTERPRETATION OF DATA AND OTHER INFORMATION AND THEIR USE IN DEVELOPING AND SELECTING ASSUMPTIONS FROM AND AMONG REASONABLE ALTERNATIVES REQUIRE THE EXERCISE OF JUDGMENT. TO THE EXTENT THAT THE ASSUMED EVENTS DO NOT OCCUR, THE OUTCOME MAY VARY SUBSTANTIALLY FROM ANTICIPATED OR PROJECTED RESULTS, AND, ACCORDINGLY, NO OPINION IS EXPRESSED ON THE ACHIEVABILITY OF THOSE FORWARD-LOOKING STATEMENTS. NO ASSURANCE CAN BE GIVEN THAT ANY OF THE ASSUMPTIONS RELATING TO THE FORWARD-LOOKING STATEMENTS SPECIFIED IN THE FOLLOWING INFORMATION ARE ACCURATE, AND WE ASSUME NO OBLIGATION TO UPDATE ANY SUCH FORWARD-LOOKING STATEMENTS.


CRITICAL ACCOUNTING POLICY AND ESTIMATES.
------------------------------------------

Our Management's Discussion and Analysis of Financial Condition and Results of Operations section discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources, primarily allowance for doubtful accounts receivables, accruals for other costs, and the classification of net operating loss and tax credit carry forwards between current and long-term assets. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003.

Overview

The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the Company's financial statements and the related notes thereto appearing elsewhere herein.

LitFunding Corp (formerly known as RP Entertainment) was organized in the state of Nevada on July 11, 1996. It owns all of the common stock of California LitFunding. LitFunding Corp is the holding company in this corporate relationship. It has limited assets, no payroll, and no operations. In contrast, California LitFunding serves as the primary operating entity. It owns substantially all of operating assets, it employs all of the personnel, and it pays the obligations of both corporations.

California LitFunding is the successor-in-interest by merger to the "original" company in the corporate structure that now exists. LitFunding Corp., a California corporation was the "original company" in this corporate family. It started investing in litigation recoveries in 2000. In 2001, LitFunding Corp., a California corporation, decided to provide its shareholders the benefit of publicly tradable stock through a reverse triangular merger. Such a merger is a common means for a small entity to go public while preserving its favorable tax attributes. To accomplish this merger, in 2003, the principals of LitFunding Corp., a California corporation, acquired control of RP Entertainment, Inc., a publicly held Nevada corporation, organized in the state of Nevada on July 11, 1996, and they formed RP Acquisition Corp., a Nevada corporation, as a wholly owned subsidiary of RP Entertainment. Using these three entities, a reverse triangular merger plan was developed (the "Merger Plan").

Under the Merger Plan, the shareholders of LitFunding Corp., a California corporation, exchanged their shares for shares in the publicly held RP Entertainment, Inc., which was renamed LitFunding Corp., a Nevada corporation. LitFunding Corp., a California corporation, then changed its name to California LitFunding, and it became a wholly owned subsidiary of RP Acquisition Corp. This merger was finalized on January 23, 2004, through the filing of the Articles of Merger for RP Acquisition. Upon this filing, California LitFunding, a California company, was merged into RP Acquisition, a Nevada company, which assumed title to all of its assets and liabilities. RP Acquisition then changed its name to California LitFunding. RP Acquisition, newly renamed California LitFunding, is now a wholly owned subsidiary of LitFunding Nevada, which serves as the publicly listed holding company. When the original California LitFunding, a California Company gave up all its assets, liabilities and operations to RP Acquisition, it changed it's name to CA Funding so that the corporate husk could be dissolved in California. LitFunding Corp owns all of the shares in a dormant Nevada corporation named E.Evolution Expeditions formed on February 25, 2000 as well as all the shares in a newly formed corporation named LitFunding USA formed in Nevada on March 22nd, 2004.

RESULTS OF OPERATIONS:

The results of operations of the Companies for the year ended December 31, 2003 consisted of primarily the operations of LitFunding Corp (LF) and its 100% owned subsidiary California LitFunding (CLF). The results of operations for the year ended December 31, 2002 consisted of the operations of CLF.

REVENUES AND COST OF REVENUES: The Company reported revenues of $1,535,613 and $2,461,892 during the year ended December 31, 2003 and 2002, respectively. The decrease in revenue in the year ended December 31, 2003 over a similar period in the prior year was primarily due to postponement of court hearings and a growing reluctance of attorneys (clients) to pay the companies amounts due them. Apparently in the mistaken belief that the filing of the involuntary bankruptcy petition against LitFunding Corp on April 2nd, 2003 and subsequent litigation and filings of voluntary chapter 11's for LitFunding Corp and California LitFunding would give them the opportunity to pay cents on the dollar or nothing at all.

General and administrative expenses were $3,425,009 and $3,458,599 during the year ended December 31, 2003 and 2002, respectively. Reserve for unsuccessful resolution of lawsuits and related accounts receivable (on settled cases) went down to $1,267,824 in the year ended December 31, 2003 as compared to $2,136,487 in the year ended December 31, 2002. Loss from operations was $4,105,923 and $4,496,691 during the year ended December 31, 2003 and 2002, respectively. The decrease in losses was not a large as it should have been primarily due to the expenditure of more than $1million dollars in legal and related expenses incurred during 2003 in the defense of the companies against the filing of the involuntary bankruptcy petition against LitFunding Corp on April 2nd, 2003 and subsequent related litigation.

Interest expense of $4,056,467 for the year ended December 31, 2003 and $2,945,511 for the year ended December 31, 2002 is related directly to disputed transactions that led to the filing of the involuntary bankruptcy petition against LitFunding Corp on April 2nd 2003 and subsequent related litigation. The accrual of these expenses has significantly affected the net loss for the years ended December 31, 2003 and 2004.

In February 2004, the Companies reached agreement with the petitioning creditors and that plan has been incorporated into a reorganization plan scheduled for a confirmation hearing on May 26, 2004. The totality of all claims held by the petitioners have been incorporated into a plan note that will have an opening balance of $ 26,111,763 as of May 1, 2004. The accounting for this note may affect prior year financial statements when it is confirmed by the court and subsequently booked.

Net loss for the Year ended December 31, 2003 was $8,197,244 as compared to $7,443,002 for the year ended December 31, 2002. The basic and diluted net losses per share were $0.92 and $0..98 during the year ended December 31, 2003 and 2002, respectively.

LIQUIDITY AND CAPITAL RESOURCES: The Companies principal capital requirements during the year 2004 are to fund the internal operations, defend it self from the litigation described in Part II, Item 1, below and fund the restart of the business subsequent to the confirmation of the reorganization plan. The Companies plan to raise necessary funds by selling its own common shares or through the sale of interest bearing debentures to selected investors or a combination of these. The Companies will also consider establishing relationships with selected business partners whose contributions include necessary cash.

As shown in the accompanying financial statements, the Companies incurred a net loss of $8,197,244 for the year ended December 31, 2003 as compared to a net loss of $7,443,002 for the same period in 2002. Additionally, in accordance with GAAP, the Company's total liabilities exceeded its total assets by $15,085,995 at December 31, 2003. In the ordinary course of events, this would raise substantial doubt about the companies ability to continue as a going concern. However, it is important to note that the companies recognizes revenue from advances only when a case has been resolved and when it is confident that fees calculated will in fact be realized. As of December 31, 2003, if the Companies made no further advances to plaintiffs or their attorneys, the Companies can reasonably expect to collect approximately $30 to 36 million in fees and return of principal over the next 12-24 months from open cases. The estimate is based on historical performance and other factors affecting each case.

OPERATING ACTIVITIES: During the year ended December 31, 2003, net cash used in operating activities decreased to $403,896 compared to net cash used in operating activities of $13,053,020 during the same period in 2002. The decrease in net cash used from operating activities resulted primarily from fewer funds being available for advances to plaintiffs and their attorneys as the companies devoted their energy to defending itself against the involuntary bankruptcy petition filed against LitFunding Corp on April 2nd, 2003 and subsequent related litigation. Other factors include the positive cash flow from prepaid commission of $864,196 in 2003 as compared to usage of cash from prepaid commission of $163,608 in the same period last year.

In addition, Petitioner characterized (and Company disputed) interest payable at December 31th, 2003, almost all of which is included in the litigation described in Part 11 Item 1 below was $3,905,048

INVESTING ACTIVITIES: Net cash used in investing activities during the year ended December 31, 2003 was $35,579 as compared to $57,059 for the same period in 2002.

FINANCING ACTIVITIES: Net cash provided by financing activities during the year ended December 31, 2003 was $216,436 as compared to cash provided by the financing activities of $10,735,762 during the same period in 2002. Decrease in cash flow from financing activities was mainly due to decrease in proceeds from investor participation and the inability of the companies to find new sources of capital while it was defending it self from the involuntary bankruptcy petition filed against LitFunding Corp on April 2nd, 2003 and subsequent related litigation.

As a result of the above activities, the Companies experienced a net decrease in cash of $233,039 for the year ended December 31, 2003 as compared to a net decrease of $2,374,317 in the year ended December 31, 2003.

The Companies do not have any material capital expenditure commitments as of December 31, 2003.

The Companies fully expects that it will be able to meet its contractual commitments under the plan of reorganization to be heard in a confirmation hearing on May 26, 2004. Additionally, the companies are actively working on attracting new sources of capital to restart the business and expects that it will be able to finalize some of these arrangements shortly after the effective date of a successful confirmation hearing on the reorganization plan.


FACTORS THAT MAY AFFECT FUTURE RESULTS:

The Companies cash flow is dependant on a lengthy collection cycle and factors beyond its control that may require the company to obtain interim financing.

The Companies collection cycle on advances made is lengthy. Based on the Companies experience, cases may take between 12 and 24 months to reach resolution. The larger cases may take longer than that. Once the Companies advance the money, the collection cycle is out of the Companies control. This may force the Companies to seek other sources of capital to fund its overhead expenses. There can be no assurance that in such an event the Companies could find such financing or that, if it could, the financing would be available on satisfactory terms.


THE COMPANY HAS A LIMITED OPERATING HISTORY AND LACK OF PROFITABILITY:

The Companies began business in late 2000 and have a limited operating history. During that time, the Companies have incurred losses in every quarter since inception and they are subject to the risks and uncertainties usually encountered by early stage companies.

In the past, the Companies attracted large well known firms of attorneys as clients. This too has been negatively impacted by the litigation against the Companies described in Part 11, Item 1, below. The company has not yet experienced an appreciable inability to attract the talent that it needs. However risks remain that the Companies will not attract, train or integrate into the business organization qualified personnel. Additionally, it is fair to expect that that fluctuations in operating results may be significant as the Companies develop and tests business practices. There is also the risk that the Companies will fail to properly manage growth and expansion, if and when it occurs.

THE COMPANIES ABILITY TO EXPAND IS LIMITED BY JURISDICTIONAL
LIMITATIONS:

Not all states allow advances to plaintiffs' attorneys and plaintiffs. Some jurisdictions do not allow maintaining, supporting, promoting or assisting another person, with money or otherwise, to prosecute a lawsuit. The Companies are of the opinion that there is more than enough business to pursue in those states that do allow these advances but also acknowledges that at some indeterminate time in the future, an inability to expand beyond such jurisdictions may negatively impact its business, prospects and results of operations. Although the Companies have not been able to relocate the business and associated assets to the State of Nevada because of the actions of the improper filing of the involuntary, there is now an expectation that the Companies will move to Las Vegas by late summer 2004 and they have begun to scout for office space in that city.

COMPANY COMMON STOCK IS LISTED ON THE OVER-THE COUNTER (OTC) BULLETIN BOARD WHICH MAY MAKE IT MORE DIFFICULT FOR STOCKHOLDERS TO SELL THEIR SHARES AND MAY CAUSE THE MARKET PRICE OF COMPANY COMMON STOCK TO DECREASE:

LitFunding Corp's common stock is listed on the OTC Bulletin Board. Factors that may affect potential liquidity include limited coverage by security analysts and the news media. This may negatively affect the prices for shares of LitFunding Corp common stock. The filings of the involuntary bankruptcy petition against LitFunding Corp on April 2nd, 2003 and subsequent litigation and filings of voluntary chapter 11's for LitFunding Corp and California LitFunding Chapter 11' did have a materially negative effect on the price of LitFunding Corp's stock and for all intents and purposes that stock had no value for all of 2003. LitFunding believes that he successful resolution of the litigation will give it an opportunity to rebuild value in the stock.

THE COMPANY'S STOCK PRICE MAY BE VOLATILE AND AN INVESTMENT IN SUCH COMMON STOCKCOULD SUFFER A DECLINE IN VALUE:

The market price of LitFunding Corp's common stock may fluctuate significantly in response to a number of factors, some of which are beyond LitFunding Corp's control. These factors include:

    o government regulatory action affecting the Companies services or competitors' services;
    o     actual or anticipated fluctuations in operating results;
    o     the loss of key management or other personnel;
    o     the loss of major customers;
    o     the outcome of any future litigation;
    o broad market fluctuations; and economic conditions in the United States or abroad.

LitFundingLitFundingLitFunding
   RESULTS OF OPERATIONS

ITEM 7.  FINANCIAL STATEMENTS




                             LITFUNDING CORPORATION
                             (Debtor-in-Possession)

                     Consolidated Financial Statements as of
                                December 31, 2003
                        And Independent Auditors' Report




                                                                           A-17
LITFUNDING CORP.



TABLE OF CONTENTS
         Independent Accountants' Report                                   A-2
     Consolidated Balance Sheet at December 31, 2003                       A-3
     Consolidated Statements of Operations for the years
       ended December 31, 2003 and 2002                                    A-4
     Consolidated Statements of Stockholder's Equity for the Years
     Ended December 31, 2003 and 2002                                      A-5
     Consolidated Statements of Cash Flows for the Years
       Ended December 31, 2003 and 2002                                    A-6
     Consolidated Statements of Cash Flows for the Years
       Ended December 31, 2003 and 2002
     Notes to Consolidated Financial Statements for the
       Years Ended December 31, 2003 and 2002                              A-8

                         INDEPENDENT ACCOUNTANTS' REPORT


To the Stockholders and Board of Directors of LitFunding Corp.:

We have audited the accompanying balance sheet of LitFunding Corp. (Debtor-in-Possession) as of December 31, 2003 and the related statements of operations, stockholders' deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of LitFunding Corp. as of December 31, 2003, and the results of its operations and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred material net losses for the year ended December 31, 2003 and liabilities exceed assets by $15,085,995 at December 31, 2003. The Company has entered into a Chapter 11 Plan of Reorganization under the United States Bankruptcy Code. The uncertainty of the Company's ability to raise future funding and the lack of cash flow from operations raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with regard to these matters are discussed in
Note 1. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.


/s/      EPSTEIN, WEBER & CONOVER, PLC
         Scottsdale, Arizona
         MAY 12, 2004

LITFUNDING, CORP.
(DEBTOR-IN-POSSESSION)
CONSOLIDATED BALANCE SHEET AT DECEMBER 31, 2003

ASSETS
   Cash and cash equivalents                                                   $         51,676
   Accounts receivable, net                                                             740,103
   Contingent advances less reserve for unsuccessful
        resolutions of lawsuit of  $2,909,467                                         9,722,883
   Property and equipment, net of accumulated depreciation of $41,363                    83,801
   Other assets                                                                          19,435
                                                                               -----------------
TOTAL ASSETS                                                                   $     10,617,898
                                                                               =================


LIABILITIES AND STOCKHOLDERS' DEFICIT:

  Accounts payable                                                             $        601,100
  Accrued liabilities                                                                   184,766
  Investor participation obligations                                                 18,814,550
  Lease payable                                                                          25,248
  Interest payable                                                                    5,878,229
  Debentures                                                                            200,000

                                                                               -----------------
      Total liabilities                                                              25,703,893
                                                                               -----------------

STOCKHOLDERS' DEFICIT:
   Common stock,$0.001 par value, 25,000,000 shares
     authorized, 9,410,850 issued and outstanding                                         9,411

   Additional paid-in capital                                                         3,605,900

   Accumulated deficit                                                              (18,701,306)
                                                                               -----------------
      Total stockholders' equity                                                    (15,085,995)
                                                                               -----------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                    $     10,617,898
                                                                               =================






              The accompanying notes are an integral part of these
                       consolidated financial statements.

LITFUNDING CORP.
(DEBTOR-IN-POSSESSION)
CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS
ENDED DECEMBER 31, 2003 AND 2002
----------------------------------------------------



                                                                     2003               2002
                                                                ---------------    ----------------
NET REVENUE                                                     $    1,535,613      $    2,461,892

OPERATING EXPENSES:
     Selling                                                           948,703           1,363,497
     Reserve for doubtful accounts receviable                          488,075                   -
     Reserve for unsuccessful resolution of lawsuits                   779,749           2,136,487
     General and administrative expenses                             3,425,009           3,458,599
                                                                ---------------    ----------------
         Total expenses                                              5,641,536           6,958,583
                                                                ---------------    ----------------

LOSS FROM OPERATIONS                                                (4,105,923)         (4,496,691)
                                                                ---------------    ----------------

OTHER (INCOME) AND EXPENSES
     Interest (expense), net of interest income                     (4,056,467)         (2,945,511)
     Rental Income                                                      25,000                   -
     Loss on disposal of assets                                         (9,854)                  -
                                                                ---------------    ----------------

     Total other income (expense)                                   (4,041,321)         (2,945,511)
                                                                ---------------    ----------------

(LOSS) BEFORE REORGANIZATION ITEMS AND INCOME TAXES                 (8,147,244)         (7,442,202)

REORGANIZATION ITEMS:
    Legal fees                                                          50,000                   -
                                                                ---------------    ----------------

(LOSS) INCOME BEFORE INCOME TAXES                                   (8,197,244)         (7,442,202)

INCOME TAX (BENEFIT) PROVISION                                               -                 800
                                                                ---------------    ----------------

NET INCOME (LOSS)                                               $   (8,197,244)    $    (7,443,002)
                                                                ===============    ================

NET (LOSS) PER SHARE:
  Basic                                                         $        (0.92)    $        (0.98)
                                                                ===============    ================

  Diluted                                                       $        (0.92)    $        (0.98)
                                                                ===============    ================

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
  Basic                                                              8,914,770           7,592,250
                                                                ===============    ================

  Diluted                                                            8,914,770           7,592,250
                                                                ===============    ================




              The accompanying notes are an integral part of these
                       consolidated financial statements.

LITFUNDING CORP.
(DEBTOR-IN-POSSESSION)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002


                                                 COMMON STOCK         PAID-IN          DEFERRED       ACCUMULATED
                                             SHARES      AMOUNT       CAPITAL        COMPENSATION       DEFICIT          TOTAL
                                          ------------ -----------  --------------  --------------  --------------- ----------------
 BALANCE DECEMBER 31, 2001                  7,592,250   $   7,592    $  4,167,920    $   (118,750)   $  (3,061,060)  $      995,702

   Shares issued for cash                      84,309          84          31,916                                            32,000

   Rescission of shares                    (3,964,157)     (3,964)          3,996                                                32

   Shares redemption                       (1,466,251)     (1,466)       (998,534)                                       (1,000,000)

   Amorization of deferred compensation                                                    39,000                            39,000

   Shares issued for services                  54,984          55         299,945                                           300,000

   Net loss                                                                                             (7,443,002)      (7,443,002)
                                          ------------ -----------  --------------  --------------  --------------- ----------------

 BALANCE DECEMBER 31, 2002                  2,301,135       2,301       3,505,243         (79,750)     (10,504,062)      (7,076,268)

  Recapitalization for reverse merger       5,969,115       5,969         (12,262)                                           (6,293)

   Shares issued for services               1,140,600       1,141         112,919                                           114,060

   Amorization of deferred compensation                                                    79,750                            79,750

   Net loss                                                                                             (8,197,244)      (8,197,244)
                                          ------------ -----------  --------------  --------------  --------------- ----------------

 BALANCE DECEMBER 31, 2003                  9,410,850   $   9,411    $  3,605,900    $          -    $ (18,701,306)  $  (15,085,995)
                                          ============ ===========  ==============  ==============  =============== ================





              The accompanying notes are an integral part of these
                       consolidated financial statements

LITFUNDING CORP.
(DEBTOR-IN-POSSESSION)
CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE
YEARS ENDED DECEMBER 31, 2003 AND 2002



CASH FLOWS FROM OPERATING ACTIVITIES:                                           2003              2002
  Net (loss) income                                                      $    (8,197,244)   $   (7,443,002)
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
  Depreciation and amortization                                                   31,612            11,467
  Reserve for unsuccesfful resolution of lawsuits                                790,529         2,136,487
   Reserve for bad debts                                                        (134,567)          617,872
   Loss on disposal of asset                                                      10,733                 -
  Deferred compensation                                                           79,750            39,000
  Services and settlement paid by issuance of common stock                       114,060           300,000
  Changes in assets and liabilities:
    Trade and other accounts receivable                                          (39,462)       (1,148,287)
     Other asets                                                                  25,039                 -
    Other receivable                                                                   -            36,226
    Contingent advances                                                        1,493,900        (9,054,687)
    Prepaid commissions on contingent advances                                   864,196          (163,608)
    Deposits                                                                           -           (14,955)
    Accounts payable and accrued expenses                                        652,510            (2,271)
    Interest payable                                                           3,905,048         1,632,738
                                                                         ----------------  ----------------
          Net cash (used in) provided by operating activities                   (403,896)      (13,053,020)
                                                                         ----------------  ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Cash paid in business acquisition                                              (25,000)                -
  Purchases of property and equipment                                            (10,579)          (57,059)
                                                                         ----------------  ----------------
          Net cash (used in) provided by investing activities                    (35,579)          (57,059)
                                                                         ----------------  ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from investor participation                                           154,385        11,977,890
  Issuance (purchase) of redeemable common stock                                       -        (1,000,000)
  Proceeds from issuance of common stock                                               -           434,322
  Investor Deposits                                                                    -          (823,750)
  Principal payments on capital lease obligations                                 (7,949)                -
  Debenture                                                                       70,000           130,000
  Loans payable, officer/shareholder                                                   -            (2,700)
  Shares issued on excersise options                                                   -            20,000
                                                                         ----------------  ----------------
          Net cash  provided by (used in) financing activities                   216,436        10,735,762
                                                                         ----------------  ----------------

INCREASE (DECREASE) IN CASH                                                     (223,039)       (2,374,317)

CASH, BEGINNING OF YEAR                                                          274,715         2,649,032
                                                                         ----------------  ----------------

CASH, END OF YEAR                                                        $        51,676    $      274,715
                                                                         ================  ================


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
         Interest paid                                                   $       152,078    $    1,304,663
                                                                         ================  ================

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
AND FINANCING ACTIVITIES:
       Common stock options issued for services                          $             -    $            -
                                                                         ==================================
       Common stock issued for compensation                              $             -    $      300,000
                                                                         ==================================
      Accrued interest added to bankruptcy liabilities                   $       252,625    $            -
                                                                         ==================================






                 The accompanying notes are an integral part of
                    these consolidated financial statements.

LITFUNDING CORP.
(DEBTOR-IN-POSSESSION)
CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE
         YEARS ENDED DECEMBER 31, 2003 AND 2002



SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

   Net book value of assets acquired in issuance of common for reverse
     merger                                                                   $     (6,293)   $        -
                                                                              ============    ===========

   Equipment acquired under capitalized leases                                $     33,197    $        -
                                                                              ============    ===========
















              The accompanying notes are an integral part of these
                       consolidated financial statements.

1.       ORGANIZATION AND BASIS OF PRESENTATION

LitFunding Corp. ("The Company") was incorporated in the state of Nevada. The Company serves as a holding company for its wholly owned subsidiary, California LitFunding ("California LitFunding") (together the Company and California LitFunding are referred to herein as the "LitFunding Companies"), which is the entity for which all operations are conducted. It owns substantially all of operating assets, it employs all of the personnel, and it pays the obligations of both corporations.

California Litfunding is the successor-in-interest by merger to the "LitFunding Corp., a California corporation ("Litfunding I"). This merger resulted in the two entity corporate structure that now exists. LitFunding I began investing in litigation recoveries in 2000, by raising capital and advancing this capital to various law firms pursuant to "Settlement Agreements". These Settlement Agreements provide that the funds advanced shall be repaid, plus a fee, when the lawsuits referenced in the agreement ultimately settle. The exact amount of the fee payable on the funds advanced depends upon the length of time the fund are outstanding, up to a fixed limit. Pursuant to the terms of the Settlement Agreements, California Litfunding's contractual right to payment (as successor to LitFunding I) is limited to the funds ultimately paid to the law firm from the specified lawsuit, or lawsuits, in which the funds are invested or expended.

 The merger referenced above was implemented in January of 2003. To implement this merger, the Company formed a wholly owned subsidiary (a Nevada corporation) called RP Acquisition Corp. The Company then acquired all of the common stock of LitFunding I. This merger was finalized on January 23, 2004, through the filing of the Articles of Merger for RP Acquisition Corp. Upon this filing, LitFunding I was merged into RP Acquisition Corp, which assumed title to all of its assets and liabilities. RP Acquisition Corp. then changed its name to California Litfunding. California Litfunding, is now a wholly owned subsidiary of the Company, which serves as the publicly listed holding company.

As a result of the merger transaction with the Company, the former LitFunding I stockholders obtained control of the Company's voting stock. For financial accounting purposes, the acquisition was a reverse acquisition of the Company by California LitFunding, under the purchase method of accounting, and was treated as a recapitalization with California LitFunding as the acquirer. Accordingly, the historical financial statements have been restated after giving effect to the January 23, 2003, acquisition of the Company. The financial statements have been prepared to give retroactive effect to January 1, 2002, of the reverse acquisition completed on January 23, 2003, and represent the operations of California LitFunding. Consistent with reverse acquisition accounting: (i) all of California LitFunding's assets, liabilities, and accumulated deficit, are reflected at their combined historical cost (as the accounting acquirer) and
(ii) the preexisting outstanding shares of the Company (the accounting acquiree) are reflected at their net asset value as if issued on January 23, 2003.

On April 2, 2003 certain individuals and entities filed an involuntary bankruptcy petition against the Company in the United States Bankruptcy Court, Central District of California. After numerous legal proceedings, in November 2003, the Company stipulated to the entry of an order for relief, thereby placing the Company into a Chapter 11 proceeding. In January 2004, the Company's wholly owned operating subsidiary, California LitFunding, filed a voluntary Chapter 11 bankruptcy petition. In February of 2004, an order was entered substantively consolidating the Company's Chapter 11 estate with the Chapter 11 estate of California LitFunding. However, this order did not effectuate a merger between these two corporate entities. The Company anticipates confirmation of its plan of reorganization by the bankruptcy court in the second calendar quarter of 2004 (see Note 3).

The Company incurred material net losses for the year ended December 31, 2003 and liabilities exceed assets by $15,085,995 at December 31, 2003. As discussed in Note 3, the Company has entered into a Chapter 11 Plan of Reorganization under the United States Bankruptcy Code. The ability of the Company to continue as a going concern is dependent upon successful confirmation and operation under the bankruptcy plan, obtaining additional capital and financing, and generating positive cash flow from operations. The Company intends to seek additional capital either through debt or equity offerings and believes that increased volume and reduction in its lead time to finance and collect on funded cases will ultimately lead to profitability and positive cash flows. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.


2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash includes all short-term highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less. At times cash deposits may exceed government insured limits. At December 31, 2003, cash deposits did not exceeded those insured limits.

Principles of consolidation: The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, California LitFunding and E.Evolution Expeditions. All significant intercompany accounts and transactions are eliminated.

Property and equipment is stated at cost less accumulated depreciation. Depreciation is recorded on a straight-line basis over a period of the shorter of the applicable lease term or the estimated useful lives of the assets ranging from 3 to 5 years. Depreciation expense for the years ended December 31, 2003 and 2002 was $ 31,612 and $11,467, respectively.

Revenue recognition -The Company recognizes revenues earned in relation to the fees charges on the contingent advances upon successful resolution of the funded lawsuit. In accordance with the guidelines of Staff Accounting Bulletin (SAB) 101 and Statement of Financial Accounting Concepts (SFAC) No. 5, upon successful resolution of the lawsuit, including appeals, the fees become realizable and earned. At this time the fee is determinable and the collection ensured.

Income taxes - The Company provides for income taxes based on the provisions of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, which, among other things, requires that recognition of deferred income taxes be measured by the provisions of enacted tax laws in effect at the date of financial statements. The company is a cash basis tax payer.

Financial Instruments - Financial instruments consist primarily of cash, accounts receivable, contingent advances, and obligations under accounts payable, accrued expenses, debentures, capital lease obligations and investor participation obligations. The carrying amounts of cash, accounts receivable, accounts payable and accrued expenses approximate fair value because of the short maturity of those instruments. The carrying value of the Company's contingent advances approximate fair value because the Company provides allowances for any estimated uncollectible amounts (See Note 4). The carrying value of debentures approximate fair value because they contain market value interest rates and have specified repayment terms. The investor participation obligations are carried at the expected repayment amounts as determined by the individual contracts and most recently at the expected amounts allowed through the bankruptcy proceedings. Obligations under capital leases approximate fair value because the original balances approximated the fair value of the underlying equipment at the time the obligations were incurred. The Company has applied certain assumptions in estimating these fair values. The use of different assumptions or methodologies may have a material effect on the estimates of fair values.

Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates made in connection with the preparation of the accompanying financial statements include the carrying value of accounts and contingent advances receivable,

Stock-Based Compensation - Statements of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, ("SFAS 123") established accounting and disclosure requirements using a fair-value based method of accounting for stock-based employee compensation. In accordance with SFAS 123, the Company has elected to continue accounting for stock based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and has opted for the disclosure provisions of SFAS N.123

Impairment of long-lived assets is assessed by the Company whenever there is an indication that the carrying amount of the asset may not be recoverable. Recoverability of these assets is determined by comparing the forecasted undiscounted cash flows generated by those assets to the assets' net carrying value. The amount of impairment loss, if any, is measured as the difference between the net book value of the assets and the estimated fair value of the related assets.

Net Loss Per Share: Net loss per share is calculated using the weighted average number of shares of common stock outstanding during the year. The Company has adopted the provisions of SFAS No. 128, Earnings Per Share.

Business Cycle: Because the nature of the Company's operations is such that the investment in contingent advances and ultimate resolution of cases and completion of the earnings process is generally longer than one year, an unclassified balance sheet is presented.

Recently Issued Accounting Pronouncements: In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. SFAS No. 150 requires the classification as a liability of any financial instruments with a mandatory redemption feature, an obligation to repurchase equity shares, or a conditional obligation based on the issuance of a variable number of its equity shares. The Company does not have any financial instruments with a mandatory redemption feature. The Company believes the adoption of SFAS No. 150 will not have a material effect on the Company's financial statements.

In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45). FIN 45 clarifies the requirements for a guarantor's accounting for and disclosure of certain guarantees issued and outstanding. The initial recognition and initial measurement provisions of FIN 45 are applicable to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are effective for financial statements for periods ending after December 15, 2002. The adoption of FIN 45 did not have a significant impact on the Company's financial statements.

In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities" (FIN 46). FIN No. 46 states that companies that have exposure to the economic risks and potential rewards from another entity's assets and activities have a controlling financial interest in a variable interest entity and should consolidate the entity, despite the absence of clear control through a voting equity interest. The consolidation requirements apply to all variable interest entities created after January 31, 2003. For variable interest entities that existed prior to February 1, 2003, the consolidation requirements are effective for annual or interim periods beginning after June 15, 2003. Disclosure of significant variable interest entities is required in all financial statements issued after January 31, 2003, regardless of when the variable interest was created. The Company is presently reviewing arrangements to determine if any variable interest entities exist but does not anticipate the adoption of FIN 46 will have a significant impact on the Company's financial statements.


3.       BANKRUPTCY PETITION AND REORGANIZATION

    On April 2, 2003, certain creditors filed an involuntary bankruptcy petition under Chapter 7 of the United States Bankruptcy Code against the Company. In the Petition, the Petitioning Creditors alleged that the Company was generally not paying its debts as they became due. The Company disputed this allegation. For approximately eleven months the Company and the Petitioning Creditors engaged in litigation regarding the merits of the involuntary petition, and the Petitioning Creditors rights under disputed contracts.

    Pursuant to the terms of a stipulation with the Petitioning Creditors, the Company entered Chapter 11 effective November 19, 2003. The costs of litigating the merits of the Involuntary Petition, and the financial impact of the pending involuntary, so materially damaged both the Company and California LitFunding that it ultimately became necessary for both companies to enter into Chapter 11. Accordingly, California LitFunding entered into a Chapter 11 proceeding on January 26, 2004.

     In February of 2004, the litigation relating to the involuntary petition was settled. The settlement reached by and among the Company and the petitioning creditors has been incorporated into a reorganization plan scheduled for a confirmation hearing on May 26, 2004.

    California Litfunding, as the operating entity, holds title to substantially all of the assets of the LitFunding Companies. The core assets within California Litfunding, and those with most of the value, are the Settlement Agreements. A total of approximately $18.6 million dollars was invested through the Settlement Agreements. Of this total, approximately $7.0 million dollars in principal has been recovered, $3.2 million dollars in "fees" have been paid, and $1.6 million dollars in losses have been suffered, leaving a principal balance owing of approximately $12.4 million dollars.

    Based upon the current status of the underlying lawsuits, the Company projects that between $30.0 million and $36.0 million dollars will be collected over the next three years on the lawsuits subject to Settlement Agreements

The Company's primary liabilities are summarized in the following paragraphs:

A. Administrative and Priority Claims. The claims within this class total approximately $200,000 through April 2004. Most of this amount represents the fees and costs payable to the LitFunding Companies'general insolvency counsel, Winthrop Couchot, P.C. The balance represents sums owed to accountants, and approximately $10,000 in priority wages owed to two officers of the LitFunding Companies;

B. Gap Claims. During the period between the filing of the involuntary petition and the date on which the Company stipulated to the entry of an order for relief, certain claims accrued. Substantially all of these claims accrued in favor of two law firms that were defending the Company against the involuntary filing. The LitFunding Companies have reached an agreement with these claimants. In summary, 40% of their claims will be paid on or before June 15, 2004 and the balance of their claims will be paid over the next twelve months;

C. Debenture Claims. In calendar years 2002 and 2003 California Litfunding issued debentures to seven individuals, creating approximately two hundred thousand dollars ($200,000) in debt obligations. These claims are unsecured and they are undisputed.

D.               Unsecured Claims Other Than Debenture Claims and IEP Claims.
                 The Debtors have approximately $500,000 in allowed unsecured claims.

E. IEP Claims. Pursuant to the Settlement Agreement entered into by and between The Company and the IEP petitioning creditors, each and every claim held by the IEP petitioning creditors has been fixed in the Plan. The totality of all claims held by the IEP petitioning creditors has been incorporated into the Plan Note. The Plan Note will have an opening balance of $26,111,763.00 as of May 1, 2004.

F. Interest Holders. Interest holders are the parties who hold ownership interest (i.e., equity interest) in The Company. The Plan creates two classes of interests. Class 7, which is comprised of the Company, as the holder of all of the common stock of California Litfunding, and Class 8, which is comprised of all of the holders of common stock interests in the Company. These classes are not impaired under the terms of the Plan.

         The Plan presented for confirmation incorporates both a business plan, and a legal framework for the payment of claims. The business plan sets forth how the Company intends to generate the funds necessary to meet the monetary obligations fixed in the Plan. The legal framework details what each class of creditors will receive under the terms of the Plan.

         The business plan incorporated into the Plan is designed to accomplish two core objectives. The first core objective is to maximize the funds collected to be collected. The second core objective is to essentially restart The LitFunding Companies' business model by raising and investing additional capital in new lawsuits.

The Company intends to repay all obligations in full. Claims are impaired as that termed is used in the Bankruptcy Code because obligations will be paid out over specified long term periods. However, for accounting purposes, the Company does not believe any of the obligations are compromised at December 31, 2003, based on the expected amount of allowed claims.

4.       ACCOUNTS RECEIVABLE AND CONTINGENT ADVANCES

Accounts receivable represents unpaid amounts due for the return on contingent advances and fees earned on cases in which there have been positive resolutions. Allowances for bad debts amounted to $488,075 as of December 31, 2003.

The Company enters into agreements with lawyers and law firms whereby the Company underwrites and funds litigation costs on selected cases. Generally, the Company will be repaid those amounts plus negotiated fees when a case is settled awards are received by the plaintiffs. These agreements are non-recourse but are secured by a lien against any awards in the case. Fees are generally based on the length of time the advances are outstanding. If the fee is less than the award or settlement, the fees are reduced to the amount of the recovery.

Management estimates the net realizable value of contingent advances by periodically reviewing the progress of the cases with the attorneys trying them and past experience with similar cases. Management believes that the Company has historically achieved a success rate of approximately 85% on cases that it has funded. Management monitors all case and provides an allowance if it believes that any advances have been impaired. At December 31, 2003, there were contingent advances outstanding of $12,632,350 and a corresponding impairment allowance of $2,909,467.

5.       INVESTOR PARTICIPATION OBLIGATIONS

The Company raised capital to enable it to engage in the practice of funding the contingent advances by entering into so called IEP agreements. These are considered to be investment/equity participation agreements the nature of which has been redefined and fixed as part of plan of reorganization and the totality of all claims held by the IEP petitioning creditors has been incorporated into the Plan Note. The Plan Note will have an opening balance of $26,111,763.00 as of May 1, 2004 and as of May 1, 2004 include an approximate $2,000,000 from the cancelled sale of stock and a predetermined retroactive return. These IEP's accrue interest at 20% per annum. Under the anticipated bankruptcy plan these obligations are to be repaid to the extent the Company successfully collects funds from accounts receivable and contingent advances. There is no specific schedule of repayment but the Company anticipates collections to be adequate to fully repay the IEP Note.

Costs associated with obtaining the capital, consisting mainly of commissions paid, are included as a reduction of the investor participations balance and are amortized over one year. Amortization for the years ended December 31, 2003 and 2002 was $154,385 and $786,176 respectively. A summary of investor participation is as follows:

                              December 31, 2003         December 31, 2002
                              -----------------         -----------------

Investor participation        $       18,814,550       $       18,814,550
Commissions                                - 0-                  (154,385)
                              ------------------       -------------------
                              $       18,814,550       $       18,660,165
                              ==================       ===================


6.       DEBENTURES

During the years ended December 31, 2003 and 2002, the Company issued 5-year 9% convertible debentures amounting to $200,000, due January 1, 2007. Interest is due semi-annually on the first day of June and December of each year, commencing June 1, 2003 until fully paid. As part of the plan of reorganization, these debentures will have an amended maturity to June 15, 2008.

The registered holders of the debentures have the right, after one year prior to maturity, to convert the principal at the original conversion price of $10 for one Common share or at the adjusted conversion price. If and whenever on or after the date of this debenture, the Company issues or sells any share of common stock for a consideration per share less than the initial conversion rate, then upon such issue or sale, the initial conversion rate shall be reduced to the lowest net price per share at which such share of common stock have been issued. The debentures are subordinated to all the senior indebtedness, including debts under Equity Participation Agreement.


7.       STOCKHOLDERS' DEFICIT

As discussed in Note1, the Company entered into a merger agreement in January 2003, whereby 7,592,250 shares of its common stock were issued in exchange for all the issued and outstanding shares of the common stock of California LitFunding. The acquisition was a reverse acquisition of the Company by California LitFunding, under the purchase method of accounting, and was treated as a recapitalization with California LitFunding as the acquirer. Accordingly, the historical financial statements have been restated after giving effect to the January 23, 2003, acquisition of the Company.

During the year ended December 31, 2003, the Company granted 1,140,600 shares of common stock to officers and employees as compensation for services rendered. The value of these shares was determined by the quoted trading price of the Company's common stock.

As discussed in Note 8, during May 2002, the Company had a private placement equity sale. Due to disclosures contained in the document, certain shareholders alleged error in judgment and breach of fiduciary duty on the part of one of the officer-shareholders, who subsequently resigned. The Company rescinded all shares that had been issued under the private placement, and returned all cash collected under the equity sale.

As a condition of the Settlement and Mutual Release Agreement, which the Company and several shareholders entered into with the officer-stockholder, the officer-stockholder returned 2,700,000 (3,964,157 shares when consideration is given to the exchange conducted as part of the reverse merger), of his founding shares during the year ended December 31, 2002,. These shares were valued at their original issuance cost of $.001 in the accompanying financial statements, as the transaction in effect was a revocation of the original issuance.

8.       INCOME TAXES

The Company recognizes deferred income taxes for the differences between financial accounting and tax bases of assets and liabilities. The Company has elected to account for its income and expenses on a cash basis for income tax purposes. Income taxes for the years ended December 31, 2003 and 2002 consisted of the following:

                                              2003             2002
                                         -------------- -----------------
Current tax (benefit) provision          $    (816,290) $     (2,526,000)
Deferred tax (benefit) provision               816,290         2,526,000
                                         -------------- -----------------
Total income tax provision               $          -0- $             -0-
                                         ============== =================

Net deferred income tax assets of $6,393,000 are fully offset by an equal valuation allowance. The valuation allowance was increased by $3,290,000 and $1,878,000 in the years ended December 31, 2003 and 2002 respectively. The net deferred income tax asset at December 31, 2003 is comprised of:

      Allowance for losses on advances and accounts receivable$      987,000
      Differences in liabilities related to accounts payable
      and accruals                                                 3,136,000
      Book/tax differences in stock based compensation                76,000
      Net operating loss carryforwards                             2,194,000
                                                              ---------------
      Deferred income tax asset                                    6,393,000
          Less: Valuation allowance                               (6,393,000)
                                                              ---------------
          Total deferred income tax asset                                 -0-
      Deferred income tax liability                                       -0-
                                                              ---------------
      Net deferred income tax asset                           $           -0-
                                                              ===============

Federal and state net operating loss carryforwards of $5,485,000 expire from 2020 through 2023. Due to the change in control of the Company discussed in Note 1, future utilization of the net operating losses may be restricted.

The differences between the statutory and effective tax rates are as follows for the year ended December 31, 2003:
                                                            2003
        Federal statutory rates                      $  (2,787,000)       (34)%
        State income taxes                                (492,000)        (6)%
        Valuation allowance for operating loss carry
        forwards                                         3,290,000          40%
        Other                                              (11,000)          -%
                                                     -------------- -----------
        Effective rate                               $          -0-          0%
                                                     ============== ===========


9. COMMITMENTS AND CONTINGENCIES

      Capital Lease:

The Company leases its office equipment under a capital lease as shown below.

The following is an analysis of leased property under capital leases by major classes:

Machinery and Equipment                             $33,197
Less: Accumlated Depreciation                        (5,652)

                                                    --------
                                                    $27,545
                                                    ========

The following is a schedule by ten years of future minimum lease payments under capital leases together with the present value of the minimum lease payments as of December 31, 2003:

Year Ending December 31:
2004                                                $  6,654
2005                                                   6,654
2006                                                   6,654
2007                                                   6,654
2008                                                     555
                                                    --------
Total Minimum Lease Payments                          27,171
  Less Amount REpresenting Interest                   (6,872)
Present Value of Minimum Lease Payments             $ 20,299
                                                    ========

Operating Lease:

The Company also is obligated under an operating premises lease through January 14, 2006. However, the company has the right and intent on rescinding the premises lease under bankruptcy proceedings of Chapter 11 of the Federal Bankruptcy Code and moving their offices to Las Vegas, Nevada by the end of 2004. Rent expense under the premises leases was $ 143,088 and $61,115 for the years ended December 31, 2003 and 2002. During 2003 the Company subleased part of it premises for $30,000.

Certain of the Company's officers have personally guaranteed the operating lease.

Contingencies:

The Company is defendant in several matters in litigation, many of which are in the normal course of business, including litigation for refunds of funds invested. The Company believes these suits are without merit and intends to defend these litigations in court of law.

The Company is involved in a suit for breach of contract, fraud, conspiracy and defamation. The claimants allege that there was a finder's fee agreement between them and the founding officers/shareholders for the Company. The Company's position is that there was a negotiated agreement with the claimants. The claimants allege damages of $16 million. The hearing is scheduled for May 26, 2004.

The Company believes that all alleged claims must be settled through the bankruptcy court. Any disputed claims will be settled prior to plan confirmation.


10.     NET LOSS PER SHARE

Net loss per share is calculated using the weighted average number of shares of common stock outstanding during the year. Warrants and options to purchase 2,400,500 common shares were not considered in the calculation for diluted earnings per share for the years ended December 31, 2003, because the effect of their inclusion would be antidilutive.

                                          -------------- ------------- ---------
                                                                         Per
                                          Income (Loss)     Shares      share
                                          -------------- ------------- ---------
        Net (Loss) Income                 $(8,197,244)
        Preferred stock dividends              (-0-)

        Basic Earnings Per Share

        Loss available to common
        stockholders                      $(8,197,244)    8,914,770    $  (0.92)

        Effect of dilutive securities          N/A


        Diluted Earnings Per Share             N/A        8,914,770    $  (0.92)

11.     CONCENTRATION OF CREDIT RISK

The Company maintains cash balances at banks in California. Accounts are insured by the Federal Deposit Insurance Corporation up to $100,000. At times, the Company's cash balances may exceed insured limits. However, December 31, 2003, none of the Company's deposits exceeded insured limits.

Financial instruments that potentially subject the Company to concentrations of credit risk are primarily contingent advances and trade accounts receivable. The trade accounts receivable are due primarily from customers concentrated in California.

The Company's contingent advances are generally due from clients when the litigating case in question is settled favorably. Substantially all cases are being tried by lawyers in the state of California. Monies invested by the Company plus fees become part of the Companies accounts receivable and are due at that time less any settlement discount. The contingent advances balance at December 31, 2003 is comprised of numerous debtors. However, one debtor represents approximately 50% of the total balance at December 31, 2003. No other single note or debtor comprises greater than 10% of the total balance at December 31, 2003.

2.      STOCK BASED COMPENSATION

The Company issues stock options from time to time to executives, key employees and members of the Board of Directors. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," and continues to account for stock based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". Accordingly, no compensation cost has been recognized for the stock options granted to employees. Had compensation cost for the Company's stock options been determined based on the fair value at the grant date for awards in 2003 and 2002, consistent with the provisions of SFAS No. 123, the Company's net (income) loss and loss per share would have been increased to the pro forma amounts indicated below:

                                                  2003             2002
                                                  ----             ----
Net income (loss) - as reported                 $(8,197,244)     $(7,443,002)
Net income (loss) - pro forma                   $(8,212,261)     $(7,426,002)
Loss per share - as reported                         $(0.92)          $(0.98)
Loss per share - pro forma                           $(0.92)          $(0.98)

The fair value of each option grant is estimated on the date of grant using the minimum value method. The minimum value method was used because the Company's stock did not trade during the year ended December 31, 2003. The following assumptions were used in imputing value for options granted in year ended December 31, 2003:
                                  2003
                                  ----
Dividend yield                    None
Volatility                         N/A
Risk free interest rate          3.00%
Expected asset life            3 years
Fair value of stock            $  0.10

The Company does not maintain a formal stock option plan. The Company granted 1,477,500 options to certain key employees during the year ended December 31, 2003. These options all vest immediately. The options granted in the year ended December 31, 2003, are exercisable at $0.01 to $1.00 per share. The options expire three to four years from date of grant. The summary of activity for the Company's stock options is presented below:
                                                                       Weighted
                                                                       Average
                                                                       Exercise
                                                         2003           Price
                                                      ----------     -----------
    Options outstanding at beginning of year              47,000     $      6.33
    Granted                                            1,477,500     $      0.36
    Exercised                                             - 0 -
    Terminated/Expired                                    - 0 -
    Options outstanding at end of year                 1,524,500     $      0.54
    Options exercisable at end of year                 1,524,500     $      0.54
    Options available for grant at end of year               N/A             N/A

    Price per share of options outstanding           $0.01-$1.00

    Weighted average remaining contractual lives
                                                      2.83 years

    Weighted Average fair value of options granted
    during the year                                        $0.01


13. SUBSEQUENT EVENTS

            As described above, LitFunding Corp was placed into a Protective Chapter 11 proceeding effective November 19, 2003. The costs of litigating the merits of the involuntary Petition, and the financial impact of the pending involuntary proceeding, so damaged both the LitFunding Corp and California LitFunding that it ultimately became necessary for both companies to enter into Chapter 11. Accordingly, California LitFunding entered into a Chapter 11 proceeding on January 26, 2004.

           In February of 2004, this litigation was settled. The settlement reached by and among the Company and the petitioning creditors has been incorporated into a reorganization plan scheduled for a confirmation hearing on May 26, 2004. Pursuant to the Settlement Agreement entered into by and between the Company and the IEP petitioning creditors, each and every claim held by the IEP petitioning creditors has been fixed in the Plan. The totality of all claims held by the IEP petitioning creditors has been incorporated into the Plan Note. The Plan Note will have an opening balance of $26,111,763.00 as of May 1, 2004.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   None

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

    The executive officers and directors of LitFunding Corp as of December 31, 2003 are as follows:


  NAME                   AGE            POSITION
  ----                   ---            --------

  Morton Reed            71             Director, President, CEO

  John Holt Smith        61             Director
  Stanley Weiner         62             Director, VP Finance
  David Cohen            46             CFO, Treasurer and acting Secretary
  Michael Marcelli       40             Director, General counsel (Resigned
                                        March 1, 2004)

Morton Reed, Director practiced for twenty years as psychologist in the area of forensics, both evaluating offenders and testifying in court. From 1970 to 1982, Morton Reed founded and was president & Chairman of the Board of AAlpha Mortgage and Investment co., (AAlpha") a major secondary and tertiary (hard money) lender in California. TDL Funding purchased AAlpha in 1982 at which time AAlpha had funded in excess of one hundred million dollars in deeds of trust.

Prior to creation of AAlpha, from 1962 until 1971, Morton Reed was the president of Cathay Studios, a national chain of portrait studios. He left Cathay to become a founding partner in AAlpha. Following the sale of AAlpha, Morton Reed took over as president of Orient Limited of Nevada, a people-moving company that brought tourists into Las Vegas for gambling and attendance at land sales presentations. At one time, Orient Limited of Nevada was the single largest buyer of rooms in the city of Las Vegas.

     Morton Reed, whose early training was in advertising as copywriter, has also written fifteen screenplays and three novels (including a best seller). In 1985, he produced the film Space Rage, the first film production of Vestron Films, and continued to work in the motion picture business as an independent writer/producer until 1995. In 1995, Morton Reed accepted a contract from Live Entertainment to produce television movies with his partner, Robert Peters, the former Chief Financial Officer of New World Pictures. In 1997, Morton Reed joined Magnolia Studios as vice-president of marketing. In 1998, when Magnolia was purchased by Millennium Sound, Morton Reed became Millennium's interim President and Chief Executive Officer.

In December 1999, Morton Reed joined Case Financial, Inc., as consultant to create a marketing program in the new area of litigation funding. He developed their sales program and remained there until October 2000, when he left to found LitFunding Corp.

Dr. Reed did his undergraduate work at U.C.L.A and later received his M.A at Antioch College and doctorate at California Graduate Institute in 1975.


         John Holt Smith, Director is a partner of the law firm Kelly Lytton & Vann LLP. Mr. Smith is engaged in the practice of law representing broker-dealers, individuals and entities raising capital, as well as preparing private placements and subsequent public offerings in a multitude of industries, including medical services and supply, film development and production, restaurant and food service, high technology and internet services. Formerly a partner in the Fort Worth, Texas firm of McDonald, Sanders, Ginsburg, Phillips, Maddox & Newkirk, Mr. Smith handled significant loan, corporate, securities and real estate transactions. He later served as Vice President of the United States Trust Company of New York and in that capacity opened the company's Beverly Hills office. Mr. Smith subsequently returned to the practice of law ultimately to head the securities department of the Los Angeles firm Bushkin, Gaims, Gaines & Jonas where he represented entertainment industry clients. Mr. Smith holds two degrees from Vanderbilt University (B.A. 1963, LL.B. 1966). Mr. Smith was Law Clerk to the Honorable Weldon White, Supreme Court of Tennessee, 1966.


Mr. Stanley B. Weiner, Director has more than 35 years experience creating and running business. Mr. Weiner was the founding officer of Gemini Financial Corporation, a NASD Broker/Dealer from 1970 through 1975, President of A.P.A. Real Estate Syndication Company from 1975 through 1978, Managing Partner of Agri-World Partnership from 1978 through 1983, an agricultural project syndication company with offices throughout Europe and the Middle East. Mr. Weiner was Founding Officer/President of Regent Properties from 1985 through 1990, and Chief Executive Officer of Wise Industries from 1990 through 1993, a company specializing in pollution control devices. In 1978, Mr. Weiner founded Western Pacific Investment Corporation, which syndicated thousands of apartment units, office buildings, shopping centers and agricultural properties in addition to packaging many tax-sheltered investments. As a result of the foregoing activities, Mr. Weiner has extensive experience in marketing, acquiring, financing and developing commercial and agricultural property, negotiating agreements and packaging transactions. Mr. Weiner received his Bachelor of Arts degrees in both Psychology and Economics from California State University at Long Beach. He also did graduate work in both fields at UCLA. Mr. Weiner has in the past held a National Association of Securities Dealers Principals license and is a licensed Real Estate Broker.

   Each of LitFunding Corp's directors is elected at the annual meeting of stockholders and serves until the next annual meeting or until his successor has been elected and qualified. Holders of common stock can elect a number of members of the board of directors proportionate to the percentage of shares held by each of them constitute of the total outstanding shares. Vacancies in the board of directors are filled by a majority vote of the remaining members of the board of directors who were elected by the same class of shareholders. Currently, there are no standing compensation arrangements for board of director members. Executive officers of LitFunding Corp's are elected by and serve at the discretion of the board of directors.

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

   Based solely on a review of the Forms 3 and 4 furnished to the Company, the Company believes that all filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with.


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

ITEM 10. EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

   The following table furnishes compensation information for the year ended December 31, 2003, for the chief executive officer; General Counsel and CFO. No other executive officers earned more than $100,000 during the year ended December 31, 2003. During fiscal 2003 officers received, and as of March 31, 2002, did hold any stock options or SARs which have been granted in connection with their service to the Company in any capacity.

                           SUMMARY COMPENSATION TABLE

(a) Annual Compensation.

                                      ANNUAL COMPENSATION
                         -----------------------------------------
NAME AND                      FISCAL OTHER ANNUAL
PRINCIPAL POSITION         YEAR       SALARY     BONUS           COMPENSATION
----------------------  ---------  ------------ ------

Morton Reed                2003    $    252,000             XXXXXXXXXXXXX Stock
John Holt Smith            2003             -0-
Stanley Weiner             2003             -0-
Michael Marcelli           2003    $    100,000
David Cohen                2003    $    125,000

Note: Dr. Reed voluntary stopped taking salary in mid 2003 to assist the companies in the financing of the ongoing litigation.

(b) Option/Stock Appreciation Rights. Stock options were granted during 2001 or free standing SARs to executive offices of the Company.

XXXXXXXXXXXX

(c) Aggregated Option/SAR Exercises and Fiscal Year End Option/SAR Value Table. There was no exercise during 2001 of stock options or SARs.

(d) Long Term Incentive Plan ("LTIP") Awards Table. The Company did not make any long term incentive plan awards to any executive officer in 2003. XXXXXXXXXXXX

(e) Compensation of Directors. All the directors of the Companies received cash compensation for their services as directors during 2003.

(f) Employment Contracts. The Company has employment contracts with all of its executives and directors with the exception of Holt Smith



ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   The following table shows beneficial ownership of capital stock of the Company at March 31, 2002, for the directors and officers of the Company, and for each beneficial owner of 5% or more of either class of the Company's common stock.


                             SHARES OF COMMON STOCK
                       ----------------------------------
NAME                     NUMBER                % OF CLASS
----                   ----------              ----------

Morton Reed             4,970,000                  52.8%
Stanley Tomchin         1,032,000                  11.0%
Stanley Weiner            600,000                   6.4%



   (1) The address for the officers and directors is the corporate office of the Company located at 5757 Wilshire Blvd, Penthouse 10 Los Angeles, Ca 90036

   (2) There are no shares of preferred stock outstanding.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K


(A) EXHIBIT LIST


EXHIBIT NUMBER                     DESCRIPTION
--------------                     -----------

23.1     Consent of Kabani & Company CPA's



                                   SIGNATURES

   In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  May 21, 2004
                                  LitFunding Corp (Debtor in Possession)


                                  By:  /s/ Morton Reed
                                      -----------------------------------
                                      Morton Reed
                                      President and Chairman of the Board

   In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Morton Reed                 May 21st 2004
---------------------------
Morton Reed,
President and Chairman of the Board

/s/ David Cohen                 May 21st 2004
---------------------------
David Cohen
Chief Financial officer and Secretary