Form 10QSB
period 2004-03-31
LITFUNDING CORP
filed 2004-06-17
CIK 1142488

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB



(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

( )TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934     For the transition period from             to
                                              -------------  ----------------

                        Commission File Number: 000-49679

                     LitFunding Corp. (Debtor-in-Possession)
                     ---------------------------------------
             (Exact name of registrant as specified in its charter)

Nevada                                                              93-1221399
------                                       -----------------------------------
(State of incorporation or                  (I.R.S. Employer Identification No.)
organization)

5455 Wilshire Blvd, Suite 2123 , Los Angeles, CA                         90036
-------------------------------------------------------- ----------------------
(Address of principal executive offices)                            (Zip Code)

                                  323 857 0448
                                  ------------
              (Registrant's Telephone Number, Including Area Code)



Check whether the issuer filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject
to such filing requirements for the past 90 days.    Yes (x)     No ( )

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. As of May 21, 2004, there were 9,410,850 shares of the issuer's $.001 par value common stock issued and outstanding.

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by section 12, 13, or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by a court.    Yes        No n/a

Transitional Small Business Disclosure Format (Check One):   Yes    No  (x)

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


LITFUNDING, CORP.
(Debtor-in-Possession)
Consolidated Balance Sheet at March 31, 2004 (UNAUDITED)

ASSETS
   Cash and cash equivalents                                                                 $          36,393
   Accounts receivable, net of allowance for doubtful accounts of $633,921                             950,882
   Contingent advances less reserve for unsuccessful
        resolutions of lawsuit of $2,937,574                                                         8,812,726
   Property and equipment, net of accumulated depreciation of $49,196                                   75,971
   Other assets                                                                                         19,435
                                                                                             ------------------
TOTAL ASSETS                                                                                 $       9,895,407
                                                                                             ==================

LIABILITIES AND STOCKHOLDERS' DEFICIT:
 Liabilities Not Subject to Compromise -
  Accounts payable                                                                           $         126,736
  Accrued liabilities                                                                                  247,870
                                                                                             ------------------
     Total liabilities not subject to compromise                                                       374,606
                                                                                             ------------------

 Liabilities Subject to Compromise -
  Investor participation obligations                                                                18,814,550
  Trade and other miscellaneous claims                                                                 666,362
  Lease payable                                                                                         23,245
  Interest payable                                                                                   6,818,957
  Debentures                                                                                           200,000
                                                                                             ------------------
     Total liabilities subject to compromise                                                        26,523,114

                                                                                             ------------------
      Total liabilities                                                                             26,897,720
                                                                                             ------------------

STOCKHOLDERS' DEFICIT:
   Common stock,$0.001 par value, 25,000,000 shares
     authorized, 9,410,850 issued and outstanding                                                        9,411
   Additional paid-in capital                                                                        3,605,900
   Accumulated deficit                                                                             (20,617,624)
                                                                                             ------------------
      Total stockholders' equity                                                                   (17,002,313)
                                                                                             ------------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                                  $       9,895,407
                                                                                             ==================





              The accompanying notes are an integral part of these
                       consolidated financial statements.

LITFUNDING CORP.
(Debtor-in-Possession)
Consolidated Statements of Operations for the THREE MONTH PERIODS ended March 31, 2004 and 2003 (UNAUDITED)

                                                                                2004                2003
                                                                           ----------------    ---------------
NET REVENUE                                                                $       531,190     $      162,495

OPERATING EXPENSES:
     Selling                                                                             -            288,366
     Reserve for doubtful accounts receivable                                      403,001                  -
     General and administrative expenses                                           971,778            706,025
                                                                           ----------------    ---------------
         Total expenses                                                          1,374,779            994,391
                                                                           ----------------    ---------------

LOSS FROM OPERATIONS                                                              (843,589)          (831,896)
                                                                           ----------------    ---------------

OTHER (INCOME) AND EXPENSES
     Interest (expense), net of interest income                                   (939,338)          (932,711)
     Rental income                                                                   6,609                  -

                                                                           ----------------    ---------------

     Total other income (expense)                                                 (932,729)          (932,711)
                                                                           ----------------    ---------------

(LOSS) BEFORE REORGANIZATION ITEMS AND INCOME TAXES                             (1,776,318)        (1,764,607)

REORGANIZATION ITEMS:
    Legal fees                                                                     140,000                  -
                                                                           ----------------    ---------------
(LOSS) INCOME BEFORE INCOME TAXES                                               (1,916,318)        (1,764,607)

INCOME TAX (BENEFIT) PROVISION                                                           -              1,600
                                                                           ----------------    ---------------

NET INCOME (LOSS)                                                          $    (1,916,318)    $   (1,766,207)
                                                                           ================    ===============

NET (LOSS) PER SHARE:
  Basic                                                                    $         (0.20)    $        (0.28)
                                                                           ================    ===============

  Diluted                                                                  $         (0.20)    $        (0.28)
                                                                           ================    ===============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
  Basic                                                                          9,410,850          6,380,542
                                                                           ================    ===============

  Diluted                                                                        9,410,850          6,380,542
                                                                           ================    ===============





              The accompanying notes are an integral part of these
                       consolidated financial statements.

LITFUNDING CORP.
(Debtor-in-Possession)
Consolidated Statements of Cash Flows for the
THREE MONTH PERIODS Ended March 31, 2004 and 2003 (UNAUDITED)


CASH FLOWS FROM OPERATING ACTIVITIES:                                         2004              2003
                                                                         ----------------  ----------------
  Net loss                                                               $    (1,916,318)  $    (1,766,207)
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
  Depreciation and amortization                                                    7,830             6,637
  Reserve for unsuccessful resolution of lawsuits                                 28,107           184,847
  Reserve for bad debts                                                          145,846                 -
  Deferred compensation                                                                -             9,750
  Changes in assets and liabilities:
    Trade and other accounts receivable                                         (356,625)          308,741
    Contingent advances                                                          882,050           (47,001)
    Prepaid commissions on contingent advances                                         -           197,720
    Deposits                                                                           -             3,089
    Accounts payable and accrued expenses                                        255,102           (59,970)
    Interest payable                                                             940,728           846,107
                                                                         ----------------  ----------------
          Net cash (used in) provided by operating activities                    (13,280)         (316,287)
                                                                         ----------------  ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of treasury stock                                                        -            (7,000)
  Purchases of property and equipment                                                  -            (8,181)
                                                                         ----------------  ----------------
          Net cash (used in) provided by investing activities                          -           (15,181)
                                                                         ----------------  ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from investor participation                                                 -            78,766
  Principal payments on capital lease obligations                                 (2,003)                -
  Receipt of cash on acquisition                                                       -            25,000
  Debenture                                                                            -            70,000
                                                                         ----------------------------------
          Net cash  provided by (used in) financing activities                    (2,003)          173,766
                                                                         ----------------  ----------------

INCREASE (DECREASE) IN CASH                                                      (15,283)         (157,702)
                                                                                       -
CASH, BEGINNING OF PERIOD                                                         51,676           274,715
                                                                         ----------------  ----------------

CASH, END OF PERIOD                                                      $        36,393   $       117,013
                                                                         ================  ================


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
         Income tax paid                                                 $             -   $         1,600
                                                                         ================  ================
         Interest paid                                                   $             -   $       118,000
                                                                         ================  ================

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
AND FINANCING ACTIVITIES:
       Common stock options issued for services                          $             -   $             -
                                                                         ================  ================
       Common stock issued for compensation                              $             -   $             -
                                                                         ================  ================
      Accrued interest added to bankruptcy liabilities                   $       940,728   $             -
                                                                         ================  ================




              The accompanying notes are an integral part of these
                       consolidated financial statements.

LITFUNDING CORP.
(Debtor-in-Possession)

Notes to Consolidated Financial Statements for the THREE MONTH PERIODS Ended MARCH 31, 2004 and 2003 (UNAUDITED)

ORGANIZATION AND BASIS OF PRESENTATION
LitFunding Corp. ("The Company") was incorporated in the state of Nevada. The Company serves as a holding company for its wholly owned subsidiary, California LitFunding ("California LitFunding") (together the Company and California LitFunding are referred to herein as the "LitFunding Companies"), which is the entity for which all operations are conducted. It owns substantially all of operating assets, it employs all of the personnel, and it pays the obligations of both corporations. Additionally there are two inactive subsidiaries. E.Evolution Expeditions,Inc was formed February 5, 2000 and Litfunding USA was formed March 22, 2004. The Company intends to conduct future operations of the reorganized entity through Litfunding USA.

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

The merger referenced above was implemented in January of 2003. To implement this merger, the Company formed a wholly owned subsidiary (a Nevada corporation) called RP Acquisition Corp. The Company then acquired all of the common stock of LitFunding I. This merger was finalized on January 23, 2004, through the filing of the Articles of Merger for RP Acquisition Corp. Upon this filing, LitFunding I was merged into RP Acquisition Corp, which assumed title to all of its assets and liabilities. RP Acquisition Corp. then changed its name to California Litfunding. California Litfunding is now a wholly owned subsidiary of the Company, which serves as the publicly listed holding company.

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

On April 2, 2003 certain individuals and entities filed an involuntary bankruptcy petition against the Company in the United States Bankruptcy Court, Central District of California. After numerous legal proceedings, in November 2003, the Company stipulated to the entry of an order for relief, thereby placing the Company into a Chapter 11 proceeding. In January 2004, the Company's wholly owned operating subsidiary, California LitFunding, filed a voluntary Chapter 11 bankruptcy petition. In February of 2004, an order was entered substantively consolidating the Company's Chapter 11 estate with the Chapter 11 estate of California LitFunding. However, this order did not effectuate a merger between these two corporate entities. The bankruptcy plan was confirmed by the bankruptcy court in May 2004 (see Note 3).

The Company incurred material net losses for the three months ended March 31, 2004 and liabilities exceeded assets by approximately $17,002,000 at March 31, 2004. As discussed in Note 3, the Company has entered into a Chapter 11 Plan of Reorganization under the United States Bankruptcy Code. The ability of the Company to continue as a going concern is dependent upon successful confirmation and operation under the bankruptcy plan, obtaining additional capital and financing, and generating positive cash flow from operations. The Company intends to seek additional capital either through debt or equity offerings and believes that increased volume and reduction in its lead time to finance and collect on funded cases will ultimately lead to profitability and positive cash flows. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash includes all short-term highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less. At times cash deposits may exceed government insured limits. At March 31, 2004, cash deposits did not exceeded those insured limits.

The statement of cash flows for the period ended March 31, 2004, includes an increase in accounts payable and accrued expenses of $85,500 related to professional fees associated with the Reorganization. The Company had expenditures of $54,500 related to the Reorganization professional fees during the three month period ended March 31, 2004.

Principles of consolidation: The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, California LitFunding and E.Evolution Expeditions. All significant intercompany accounts and transactions are eliminated.

Property and equipment is stated at cost less accumulated depreciation. Depreciation is recorded on a straight-line basis over a period of the shorter of the applicable lease term or the estimated useful lives of the assets ranging from 3 to 5 years. Depreciation expense for the three months ended March 31, 2004 and 2003 was $7,830 and $6,637, respectively.

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

     In February of 2004, the litigation relating to the involuntary petition was settled. The settlement reached by and among the Company and the petitioning creditors has been incorporated into a reorganization plan scheduled for and subsequently confirmed at a court hearing on May 26, 2004 and will become effective after the bankruptcy Judge enters that order. That order is expected to be entered within the last two weeks of June 2004.

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

        A. Administrative and Priority Claims. The claims within this class total approximately $200,000 through April 2004. Most of this amount represents the fees and costs payable to the LitFunding Companies' general insolvency counsel, Winthrop Couchot, P.C. The balance represents sums owed to accountants, and approximately $10,000 in priority wages owed to two officers of the LitFunding Companies;

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

         The Plan presented to the court and ruled in favor of on May 26, 2004 incorporates both a business plan, and a legal framework for the payment of claims. The business plan sets forth how the Company intends to generate the funds necessary to meet the monetary obligations fixed in the Plan. The legal framework details what each class of creditors will receive under the terms of the Plan.

         The business plan incorporated into the Plan is designed to accomplish two core objectives. The first core objective is to maximize the funds collected to be collected. The second core objective is to essentially restart The LitFunding Companies' business model by raising and investing additional capital in new lawsuits.

The Company intends to repay all obligations in full. However, the Company intends to reject a capital lease and an operating lease. Claims are impaired as that termed is used in the Bankruptcy Code because obligations will be paid out over specified long term periods different from the original terms of the agreements. However, for accounting purposes, the Company does not believe any of the obligations are compromised at March 31, 2004, based on the expected amount of allowed claims.

ACCOUNTS RECEIVABLE AND CONTINGENT ADVANCES

Accounts receivable represents unpaid amounts due for the return on contingent advances and fees earned on cases in which there have been positive resolutions. Allowances for bad debts amounted to $633,921 as of March 31, 2004.

The Company enters into agreements with lawyers and law firms whereby the Company underwrites and funds litigation costs on selected cases. Generally, the Company will be repaid those amounts plus negotiated fees when a case is settled and awards are received by the plaintiffs. These agreements are non-recourse but are secured by a lien against any awards in the case. Fees are generally based on the length of time the advances are outstanding. If the fee is less than the award or settlement, the fees are reduced to the amount of the recovery.

Management estimates the net realizable value of contingent advances by periodically reviewing the progress of the cases with the attorneys trying them and past experience with similar cases. Management believes that the Company has historically achieved a success rate of approximately 85% on cases that it has funded. Management monitors all cases and provides an allowance if it believes that any advances have been impaired. At March 31, 2004, there were contingent advances outstanding of $11,750,300 and a corresponding impairment allowance of $2,937,574.

INVESTOR PARTICIPATION OBLIGATIONS

The Company raised capital to enable it to engage in the practice of funding the contingent advances by entering into so called IEP agreements. These are considered to be investment/equity participation agreements the nature of which has been redefined and fixed as part of plan of reorganization and the totality of all claims held by the IEP petitioning creditors has been incorporated into the Plan Note. The Plan Note will have an opening balance of $26,111,763 as of May 1, 2004 and as of May 1, 2004 include an approximate $2,000,000 from the cancelled sale of stock and a predetermined retroactive return. These IEP's accrue interest at 20% per annum. Under the anticipated bankruptcy plan these obligations are to be repaid to the extent the Company successfully collects funds from accounts receivable and contingent advances. There is no specific schedule of repayment but the Company anticipates collections to be adequate to fully repay the IEP Note.


DEBENTURES

During the years ended December 31, 2003 and 2002, the Company issued 5-year 9% convertible debentures amounting to $200,000, due January 1, 2007. Interest is due semi-annually on the first day of June and December of each year, commencing June 1, 2003 until fully paid. As part of the plan of reorganization, these debentures will have an amended maturity to June 15, 2008.

The registered holders of the debentures have the right, in the year prior to maturity, to convert the principal at the original conversion price of $10 for one Common share or at the adjusted conversion price. If and whenever on or after the date of this debenture, the Company issues or sells any share of common stock for a consideration per share less than the initial conversion rate, then upon such issue or sale, the initial conversion rate shall be reduced to the lowest net price per share at which such share of common stock have been issued. The debentures are subordinated to all the senior indebtedness, including debts under Equity Participation Agreement.


STOCKHOLDERS' DEFICIT

As discussed in Note 1, the Company entered into a merger agreement in January 2003, whereby 7,592,250 shares of its common stock were issued in exchange for all the issued and outstanding shares of the common stock of California LitFunding. The acquisition was a reverse acquisition of the Company by California LitFunding, under the purchase method of accounting, and was treated as a recapitalization with California LitFunding as the acquirer. Accordingly, the historical financial statements have been restated after giving effect to the January 23, 2003, acquisition of the Company.

During the three months ended March 31, 2004, the Company granted 850,000 stock options to officers and employees. The exercise price of these options is $0.10 per share, they vest immediately and expire in three years.


INCOME TAXES

The Company recognizes deferred income taxes for the differences between financial accounting and tax bases of assets and liabilities. The Company has elected to account for its income and expenses on a cash basis for income tax purposes. Income taxes for the periods ended March 31, 2004 and 2003 consisted of the following:

                                             2004             2003
                                             ----             ----
Current tax (benefit) provision            $  (698,000)      $ (195,600)
Deferred tax (benefit) provision               698,000          194,000
                                         -------------- -----------------
Total income tax provision                 $      - 0-       $    1,600
                                         ============== =================

COMMITMENTS AND CONTINGENCIES

      The Company is defendant in several matters in litigation, many of which are in the normal course of business, including litigation for refunds of funds invested. The Company believes these suits are without merit and intends to defend these litigations in court of law.

The Company is involved in a suit for breach of contract, fraud, conspiracy and defamation. The claimants allege that there was a finder's fee agreement between them and the founding officers/shareholders for the Company. The Company's position is that there was a negotiated agreement with the claimants. The claimants allege damages of $16 million. A hearing on an objection to this claim was heard on May 24, 2004 and the claimants' allegations were rejected in their entirety by the court.

The Company believes that all alleged claims must be settled through the bankruptcy court.

The Company has rejected the operating and capital leases through the bankruptcy proceeding.

The Company does not anticipate material changes in the carrying value of its assets and liabilities as a result of he bankruptcy proceeding. However, there may be changes as disputed claims are resolved and the Plan is confirmed.

NET LOSS PER SHARE

Net loss per share is calculated using the weighted average number of shares of common stock outstanding during the period. Warrants to purchase 876,000 shares of common stock and options to purchase 2,399,500 common shares were not considered in the calculation for diluted earnings per share for the three month period ended March 31, 2004 because the effect of their inclusion would be anti-dilutive. A summary of the net loss per share calculation for the three month periods ended March 31 is presented below:

                                                2004                        2003
                                  --------------- ------------- --------- --------------- ----------- ---------
                                   Income (Loss)      Shares      Per       Income (Loss)   Shares      Per
                                                                 share                                 share
                                  --------------- ------------- --------- --------------- ----------- ---------
Net (Loss) Income                  $(1,916,318)                            $(1,766,207)
Preferred stock dividends              (-0-)                                   (-0-)

BASIC EARNINGS PER SHARE

Loss available to common
stockholders                       $(1,916,318)    9,410,850    $(0.20)    $(1,766,207)     6,380542  $(0.28)

Effect of dilutive securities          N/A                                                              N/A


DILUTED EARNINGS PER SHARE         $(1,916,318)      9,410,850  $(0.20)    $(1,766,207)     6,380542  $(0.28)


CONCENTRATION OF CREDIT RISK

The Company maintains cash balances at banks in California. Accounts are insured by the Federal Deposit Insurance Corporation up to $100,000. At times, the Company's cash balances may exceed insured limits. However, March 31, 2004, none of the Company's deposits exceeded insured limits.

Financial instruments that potentially subject the Company to concentrations of credit risk are primarily contingent advances and trade accounts receivable. The trade accounts receivable are due primarily from customers concentrated in California.

The Company's contingent advances are generally due from clients when the litigating case in question is settled favorably. Substantially all cases are being tried by lawyers in the state of California. Monies invested by the Company plus fees become part of the Companies accounts receivable and are due at that time less any settlement discount. The contingent advances balance at March 31, 2004 is comprised of numerous debtors. However, one debtor represents approximately 45% of the total balance at March 31, 2004. No other single note or debtor comprises greater than 10% of the total balance at March 31, 2004.

13.      SUBSEQUENT EVENTS

         As described above, the Company entered a Chapter 11 proceeding effective November 19, 2003. The costs of litigating the merits of the involuntary Petition, and the financial impact of the pending involuntary proceeding, so damaged both the Company and California LitFunding that it ultimately became necessary for both companies to enter into Chapter 11. Accordingly, California LitFunding entered into a Chapter 11 proceeding on January 26, 2004.

           In February of 2004, this litigation was settled. The settlement reached by and among the Company and the petitioning creditors has been incorporated into a reorganization plan confirmed at a court hearing on May 26, 2004. That confirmation will become effective after the bankruptcy Judge has entered the order related to that ruling. The entry of that order is expected within the last two weeks of June 2004. Pursuant to the Settlement Agreement entered into by and between the Company and the IEP petitioning creditors, each and every claim held by the IEP petitioning creditors has been fixed in the Plan. The totality of all claims held by the IEP petitioning creditors has been incorporated into the Plan Note. The Plan Note will have an opening balance of $26,111,763.00 as of May 1, 2004.

ITEM 2.  PLAN OF OPERATION
--------------------------

THIS FOLLOWING INFORMATION SPECIFIES CERTAIN FORWARD-LOOKING STATEMENTS OF MANAGEMENT OF THE COMPANY. FORWARD-LOOKING STATEMENTS ARE STATEMENTS THAT ESTIMATE THE HAPPENING OF FUTURE EVENTS AND ARE NOT BASED ON HISTORICAL FACT. FORWARD-LOOKING STATEMENTS MAY BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY, SUCH AS "MAY", "SHALL", "COULD", "EXPECT", "ESTIMATE", "ANTICIPATE", "PREDICT", "PROBABLE", "POSSIBLE", "SHOULD", "CONTINUE", OR SIMILAR TERMS, VARIATIONS OF THOSE TERMS OR THE NEGATIVE OF THOSE TERMS. THE FORWARD-LOOKING STATEMENTS SPECIFIED IN THE FOLLOWING INFORMATION HAVE BEEN COMPILED BY OUR MANAGEMENT ON THE BASIS OF ASSUMPTIONS MADE BY MANAGEMENT AND CONSIDERED BY MANAGEMENT TO BE REASONABLE. OUR FUTURE OPERATING RESULTS, HOWEVER, ARE IMPOSSIBLE TO PREDICT AND NO REPRESENTATION, GUARANTY, OR WARRANTY IS TO BE INFERRED FROM THOSE FORWARD-LOOKING STATEMENTS.

THE ASSUMPTIONS USED FOR PURPOSES OF THE FORWARD-LOOKING STATEMENTS SPECIFIED IN THE FOLLOWING INFORMATION REPRESENT ESTIMATES OF FUTURE EVENTS AND ARE SUBJECT TO UNCERTAINTY AS TO POSSIBLE CHANGES IN ECONOMIC, LEGISLATIVE, INDUSTRY, AND OTHER CIRCUMSTANCES. AS A RESULT, THE IDENTIFICATION AND INTERPRETATION OF DATA AND OTHER INFORMATION AND THEIR USE IN DEVELOPING AND SELECTING ASSUMPTIONS FROM AND AMONG REASONABLE ALTERNATIVES REQUIRE THE EXERCISE OF JUDGMENT. TO THE EXTENT THAT THE ASSUMED EVENTS DO NOT OCCUR, THE OUTCOME MAY VARY SUBSTANTIALLY FROM ANTICIPATED OR PROJECTED RESULTS, AND, ACCORDINGLY, NO OPINION IS EXPRESSED ON THE ACHIEVABILITY OF THOSE FORWARD-LOOKING STATEMENTS. WE CANNOT GUARANTY THAT ANY OF THE ASSUMPTIONS RELATING TO THE FORWARD-LOOKING STATEMENTS SPECIFIED IN THE FOLLOWING INFORMATION ARE ACCURATE, AND WE ASSUME NO OBLIGATION TO UPDATE ANY SUCH FORWARD-LOOKING STATEMENTS.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES. Our Management's Discussion and Analysis of Financial Condition and Results of Operations section discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in our Quarterly Report on Form 10-QSB for the period ended March 31, 2004.

OUR BUSINESS. LitFunding Corp. ("The Company") was incorporated in the state of Nevada. We serve as a holding company for our wholly owned subsidiary, California LitFunding ("California LitFunding") (together the Company and California LitFunding are referred to herein as the "LitFunding Companies"), which is the entity for which all operations are conducted. California LitFunding owns substantially all of our operating assets, employs all of our personnel, and it pays the obligations of both corporations.

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

The merger referenced above was implemented in January of 2003. To implement this merger, we formed a wholly owned subsidiary (a Nevada corporation) called RP Acquisition Corp. We then acquired all of the common stock of LitFunding I. This merger was finalized on January 23, 2004, through the filing of the Articles of Merger for RP Acquisition Corp. Upon this filing, LitFunding I was merged into RP Acquisition Corp, which assumed title to all of its assets and liabilities. RP Acquisition Corp. then changed its name to California Litfunding. California Litfunding is now our wholly owned subsidiary; we serve as the publicly listed holding company.

As a result of the merger transaction with us, the former LitFunding I stockholders obtained control of our voting stock. For financial accounting purposes, the acquisition was treated as a reverse acquisition by California LitFunding, under the purchase method of accounting, and was treated as a recapitalization with California LitFunding as the acquirer. Accordingly, the historical financial statements have been restated after giving effect to their having acquired us on January 23, 2003. The financial statements have been prepared to give retroactive effect to January 1, 2002, of the reverse acquisition completed on January 23, 2003, and represent the operations of California LitFunding. Consistent with reverse acquisition accounting: (i) all of California LitFunding's assets, liabilities, and accumulated deficit, are reflected at their combined historical cost (as the accounting acquirer) and
(ii) our preexisting outstanding shares (the accounting acquiree) are reflected at their net asset value as if issued on January 23, 2003. We also own two other dormant subsidiaries besides California LitFunding. E.Evolution Expeditions, a Nevada company was previously formed on February 25, 2000 by RP Entertainment (now LitFunding Corp. discussed above). LitFunding USA was formed on March 22, 2004 expressly for the purpose of restarting business.

On April 2, 2003 certain individuals and entities filed an involuntary bankruptcy petition against us in the United States Bankruptcy Court, Central District of California. After numerous legal proceedings, in November 2003, we stipulated to the entry of an order for relief, thereby placing us into a Chapter 11 proceeding. In January 2004, our wholly owned operating subsidiary, California LitFunding, filed a voluntary Chapter 11 bankruptcy petition. In February of 2004, an order was entered substantively consolidating our Chapter 11 estate with the Chapter 11 estate of California LitFunding. However, this order did not effectuate a merger between these two corporate entities. On May 26, 2004 the bankruptcy court ruled in favor of our plan of reorganization and we expect that order to be entered no later than June 30, 2004. (see Note 3).

We incurred material net losses for the three months ended March 31, 2004 and liabilities exceed assets by $17,002,313 at March 31, 2004. As discussed in Note 3, we have entered into a Chapter 11 Plan of Reorganization under the United States Bankruptcy Code. Our ability to continue as a going concern is dependent upon successful confirmation and operation under the bankruptcy plan, obtaining additional capital and financing, and generating positive cash flow from operations. We intend to seek additional capital either through debt or equity offerings and believe that increased volume and reduction in our lead time to finance and collect on funded cases will ultimately lead to profitability and positive cash flows. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should we be unable to continue as a going concern.

In February 2004, we entered into a settlement agreement with the petitioning creditors. The terms of this settlement are currently incorporated and made a part of, our Joint Chapter 11 Plan of Reorganization and a confirmation hearing for that plan was held on May 26, 2004. At that hearing the bankruptcy court ruled in favor of that reorganization plan and we are waiting for the Judge to enter that order no later than June 30, 2004. The Settlement Agreement provides, among other things, for the dismissal of all litigation between the parties promptly after the confirmation of the reorganization Plan. This resolution will bring to a close of over thirteen months of acrimonious, debilitating and expensive litigation between the parties and will allow us to restart the business which was effectively stalled and damaged by the litigation. An integral part of our prospective business plan involves raising additional funds for investment in lawsuits. Since different segments of the capital markets may desire different investment structures and investment vehicles, we cannot predict exactly how funds will be invested with us after the effective date of the reorganization plan in each instance. Initially, we anticipate that the new funding will be obtained from private parties and investment groups, and that this funding will be in the form of loans. We expect to restart the business using LitFunding USA, a new subsidiary formed in February of 2004 specifically for this purpose. It is anticipated that the financing party will be granted a first priority lien on all of the lawsuits that they invest in. Once the obligations owed to the capital source are satisfied, LitFunding USA will receive the balance of the distributions.

LIQUIDITY AND CAPITAL RESOURCES.

Our principal capital requirements during the year 2004 are to fund the internal operations, defend ourselves from the litigation described in Part II, Item 1, below and fund the restart of the business subsequent to the confirmation of the reorganization plan. We plan to raise necessary funds by selling shares of our common stock or through the sale of interest bearing debentures to selected investors or a combination of these. We will also consider establishing relationships with selected business partners whose contributions include necessary cash. As discussed below, we believe that we will generate sufficient cash flow to make payments on the bankruptcy liabilities in accordance with the Plan.

FOR THE THREE MONTHS ENDED MARCH 31, 2004.

RESULTS OF OPERATIONS.

As shown in the accompanying financial statements, we had gross revenues of $ 531,190 and incurred a net loss of $ 1,916,318 for the three months ended March 31, 2004 as compared to gross revenues of $ 162,495 and a net loss of $ 1,766,207 for the same period in 2003. Because of the bankruptcy proceedings, we have curtailed our marketing activities. Our operating cycle is typically longer than one year. We anticipate lower revenue volumes in the near term as we begin our fund raising efforts and begin the booking of new advances on cases. Additionally, in accordance with GAAP, our total liabilities exceeded our total assets by $ 17,002,313 at March 31, 2004. In the ordinary course of events, this would raise substantial doubt about our ability to continue as a going concern. However, we believe that it is important to note that we recognize revenue from advances only when a case has been resolved and when we are reasonably confident that fees calculated will in fact be realized. As of the three months ended March 31, 2004, if we made no further advances to plaintiffs or their attorneys, our management estimates that we can reasonably expect to collect approximately $30 to 36 million in fees and return of principal over the next 12-24 months from open cases. The estimate is based on historical performance and other factors affecting each case. The litigation that resulted in the filings under the chapter 11 statutes has directly affected our ability to collect on receivables primarily because some clients felt emboldened by the overarching threat of dissolution during that time to challenge their obligations to pay amounts due to us. Some felt that it would be advantageous to try negotiate with a trustee to pay pennies on the dollar if anything at all. This has resulted in the filing of numerous law suits in the Federal bankruptcy court. These are being aggressively pursued as we go about the task of restarting operations.


OPERATING EXPENSES:

OPERATING ACTIVITIES: During the three months ended March 31, 2004, net cash used in operating activities decreased to $ 13,280 compared to net cash used in operating activities of $ 316,287 during the same period in 2003. The decrease in net cash used from operating activities resulted primarily because there were no funds set aside for advances to plaintiffs and their attorneys as we devoted our energy and resources to defending ourselves against the involuntary bankruptcy petition filed against us on April 2, 2003 and subsequent intensive related litigation. Expenses related to the reorganization accumulated to $170,000 for the three month period ended March 31, 2004. Other factors include the positive cash flow from resulting from increased reliance on accounts payable of $ 255,102 at March 31, 2004 as compared to a decreased reliance on accounts payable of $ 59,970 in the same period last year.

OUR PLAN OF OPERATION FOR THE NEXT TWELVE MONTHS. We have generated $ 531,190 in revenues from operations for the three month period ended March 31, 2004. To effectuate our business plan during the next twelve months, we must restart the marketing of our products and increase our product offerings. Demand for financing continues to remain strong and we have a backlog of requests for advances that we look forward to begin satisfying as soon as we have secured new capital or financing. Concurrently, we will be moving operations to the State of Nevada no later than December 31, 2004 to take advantage of the prevailing tax structure, business climate and commercial lending laws in that state. Additionally, we intend to start marketing our new full recourse loan product in the third quarter of 2004. That product which we anticipate will eventually become about 50% of our core business, will limit our exposure to losses, allow for earlier recognition of revenue and at the same time answer the demand in the legal community for more traditional borrowing facilities that carry a lower interest rate compared to the fees we currently charge for our non recourse advance product. We intend to expand our geographic market penetration and will explore opportunities to acquire assets or other companies in this industry.

We have cash of $36,393 as of March 31, 2004. In the opinion of management, available funds will not satisfy our working capital requirements for the next twelve months. Nevertheless, our reorganization plan does provide for sufficient revenue to sustain operations. Our forecast for the period for which our financial resources will be adequate to support our operations involves significant risks and uncertainties and actual results could fail as a result of a number of factors.

We will also need to raise funds to continue to implement our business plan. We plan to raise these funds through private and institution or other equity offerings. We may attempt to secure other loans from lending institutions or other sources. There is no guarantee that we will be able to raise additional funds through offerings or other sources. If we are unable to raise funds, our ability to continue with operations will be materially hindered.

We do not anticipate that we will purchase or sell any significant equipment but we may enter into long or medium term leases as a prerequisite to moving operations to the State of Nevada. In the event that we generate significant revenues and expand our operations, then we may need to hire additional employees or independent contractors as well as purchase or lease additional equipment.

ITEM 3. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed as of March 31, 2004, our chief executive officer and the principal financial officer concluded that our disclosure controls and procedures were adequate.

(b) Changes in internal controls. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the chief executive officer and principal financial officer.

                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.
-------------------------

On April 2, 2003, certain creditors filed an involuntary bankruptcy petition under Chapter 7 of the United States Bankruptcy Code against us. In the Petition, the Petitioning Creditors alleged that we were generally not paying our debts as they became due. We disputed this allegation. For approximately thirteen months we and the Petitioning Creditors engaged in litigation regarding the merits of the involuntary petition, and the Petitioning Creditors' rights under disputed contracts.

Pursuant to the terms of a stipulation with the Petitioning Creditors, we entered Chapter 11 effective November 19, 2003. The costs of litigating the merits of the Involuntary Petition, and the financial impact of the pending involuntary, so materially damaged both us and California LitFunding that it ultimately became necessary for both companies to enter into Chapter 11. Accordingly, California LitFunding entered into a Chapter 11 proceeding on January 26, 2004.

We are the defendant in several matters in litigation, many of which are in the normal course of our business, including litigation for refunds of funds invested. Apart from the litigation we instituted against recalcitrant clients that felt they need not live up to their obligations, we believe these suits are without merit and intend to defend these litigations in courts of law.

We are involved in a suit for breach of contract, fraud, conspiracy and defamation. The claimants allege that there was a finder's fee agreement between them and our founding officers/shareholders . Our position was that there was a negotiated agreement with the claimants. The claimants alleged damages of $16 million. The bankruptcy court heard our objection to this claim on May 24, 2004 and the claimants' allegations were rejected in their entirety by the court.

We believe that all alleged claims must be settled through the bankruptcy court.

We have rejected the operating and capital leases through the bankruptcy proceeding.

In February of 2004, the litigation relating to the involuntary petition was settled. The settlement reached by and among us and the petitioning creditors has been incorporated into a reorganization plan heard on May 26, 2004. At that hearing, the court ruled in favor of the reorganization plan and we are waiting for that order to be entered by the bankruptcy Judge. We expect that order to be entered no later than June 30, 2004.

California Litfunding, as the operating entity, holds title to substantially all of the assets of the LitFunding Companies. The core assets within California Litfunding, and those with most of the value, are the Settlement Agreements. A total of approximately $18.6 million dollars was invested through the Settlement Agreements. Of this total, approximately $7.0 million dollars in principal has been recovered, $3.2 million dollars in "fees" have been paid, and $1.6 million dollars in losses have been suffered, leaving a principal balance owing of approximately $12 million dollars.

Based upon the current status of the underlying lawsuits, our management projects that between $30.0 million and $36.0 million dollars will be collected over the next three years on the lawsuits subject to Settlement Agreements.

Our primary liabilities are summarized in the following paragraphs:

        G. Administrative and Priority Claims. The claims within this class total approximately $200,000 through April 2004. Most of this amount represents the fees and costs payable to the LitFunding Companies' general insolvency counsel, Winthrop Couchot, P.C. The balance represents sums owed to accountants, and approximately $10,000 in priority wages owed to two officers of the LitFunding Companies;

        H. Gap Claims. During the period between the filing of the involuntary petition and the date on which the Company stipulated to the entry of an order for relief, certain claims accrued. Substantially all of these claims accrued in favor of two law firms that were defending the Company against the involuntary filing. The LitFunding Companies have reached an agreement with these claimants. In summary, 40% of their claims will be paid on or before June 15, 2004 and the balance of their claims will be paid over the next twelve months;

        I. Debenture Claims. In calendar years 2002 and 2003 California Litfunding issued debentures to seven individuals, creating approximately two hundred thousand dollars ($200,000) in debt obligations. These claims are unsecured and they are undisputed.

        J. Unsecured Claims Other Than Debenture Claims and IEP Claims. The Debtors have approximately $500,000 in allowed unsecured claims.

        K. IEP Claims. Pursuant to the Settlement Agreement entered into by and between us and the IEP petitioning creditors, each and every claim held by the IEP petitioning creditors has been fixed in the Plan. The totality of all claims held by the IEP petitioning creditors has been incorporated into the Plan Note. The Plan Note will have an opening balance of $26,111,763.00 as of May 1, 2004.

        L. Interest Holders. Interest holders are the parties who hold ownership interest (i.e., equity interest) in the Company. The Plan creates two classes of interests. Class 7, which is comprised of the Company as the holder of all of the common stock of California Litfunding, and Class 8, which is comprised of all of the holders of common stock interests in the Company. These classes are not impaired under the terms of the Plan.

         The Plan presented for confirmation incorporates both a business plan, and a legal framework for the payment of claims. The business plan sets forth how we intend to generate the funds necessary to meet the monetary obligations fixed in the Plan. The legal framework details what each class of creditors will receive under the terms of the Plan.

         The business plan incorporated into the Plan is designed to accomplish two core objectives. The first core objective is to maximize the funds collected to be collected. The second core objective is to essentially restart The LitFunding Companies' business model by raising and investing additional capital in new lawsuits.

We intend to repay all obligations in full. Claims are impaired as that termed is used in the Bankruptcy Code because obligations will be paid out over specified long term periods. However, for accounting purposes, we do not believe any of the obligations are compromised at March 31, 2004, based on the expected amount of allowed claims.

As described above, we entered a Chapter 11 proceeding effective November 19, 2003. Our management believes that the costs of litigating the merits of the involuntary Petition, and the financial impact of the pending involuntary proceeding, so damaged both us and California LitFunding that it ultimately became necessary for both companies to enter into Chapter 11. Accordingly, California LitFunding entered into a Chapter 11 proceeding on January 26, 2004.

In February of 2004, this litigation was settled. The settlement reached by and among the Company and the petitioning creditors has been incorporated into a reorganization plan heard and approved May 26, 2004. That order is expected to be entered before June 30, 2004. Pursuant to the Settlement Agreement entered into by and between the Company and the IEP petitioning creditors, each and every claim held by the IEP petitioning creditors has been fixed in the Plan. The totality of all claims held by the IEP petitioning creditors has been incorporated into the Plan Note. The Plan Note will have an opening balance of $26,111,763.00 as of May 1, 2004.

We do not anticipate material changes in the carrying value of its assets and liabilities as a result of the bankruptcy proceeding. However, there may be changes as disputed claims are resolved and the Plan is confirmed.

ITEM 2. CHANGES IN SECURITIES.
-----------------------------

There have been no changes in securities

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
----------------------------------------

There has not been a default on senior securities

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS
----------------------------------------------------------

There has not been a submission of matters to vote of security holders

ITEM 5.  OTHER INFORMATION
---------------------------

We have moved our corporate headquarters to 5455 Wilshire Blvd., Suite 2123, Los Angeles, CA 90036 as a prelude to a final move to new premises in Las Vegas, Nevada. The location of those future premises has yet to be determined.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
------------------------------------------

(a) Exhibits.

         31.1 Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer

         31.2 Rule 13a-14(a)/15d-14(a) Certification by Chief Financial Officer

         32.1 Section 1350 Certification by Chief Executive Officer

         32.2 Section 1350 Certification by Chief Financial Officer

(b) Reports on Form 8-K.

The following reports were filed during the three months ended March 31, 2004

      1. On February 9, 2004, we filed an amended report on Form 8-K, containing information under Item 3, Bankruptcy, regarding developments in our bankruptcy proceedings, including the filing on January 31, 2004, of a Joint Plan of Reorganization, which provides for the payment of all valid claims in full, or in accordance with the contractual rights of the claimants and provides for the preservation of our right to seek restitution for damages suffered by the bad faith filing of the Involuntary Petition.

      2. On March 15, 2004 we filed a report on Form 8-K to report that on February 26, 2004, we entered into a settlement agreement with the petitioning creditors that provides for the dismissal of all litigation between the parties promptly after the confirmation of the Reorganization Plan. This resolution will bring to a close of over eleven months of litigation between the parties. Details are contained in the report on that Form 8-K. In addition, this report also contained Item 6 regarding the resignation of one of our directors, Michael Marcelli, which was not the result of any disagreement with us.

     3. On April 1, 2004 we filed a Report on Form 8-K containing Item 4 regarding the change in our accountant on March 26, 2004, the date on which we dismissed our independent auditors Kabani & Company, Inc., CPA
     4. Subsequent to the period covered by this report, on April 1, 2004 we filed a report on Form 8-K containing Item 5, Other Events, reporting our anticipated difficulty in filing our annual report due to our change in auditors, reported above. We also included information clarifying our Federal Tax ID number.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          LitFunding Corp.


June 17, 2004                     By:     /s/ Morton Reed
                                          -------------------------------------
                                          Morton Reed, President and
                                          Chief Executive Officer