Form 10QSB
period 2004-06-30
LITFUNDING CORP
filed 2004-08-20
CIK 1142488

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB




(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934 For the transition period from             to
                                          ------------    ------------------

Commission File Number: 000-49679


     LitFunding Corp. (Exact name of registrant as specified in its charter)
     ---------------

Nevada                                                               93-1221399
------                                                               ----------
(State of incorporation or                      (I.R.S. Employer Identification
organization)                                                              No.)

5455 Wilshire Blvd, Suite 2126 , Los Angeles, CA                         90036
--------------------------------------------------- ---------------------------
(Address of principal executive offices)                            (Zip Code)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. As of August 13, 2004, there were 9,816,985 of the issuer's $.001 par value common stock issued and outstanding.

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

PART I - FINANCIAL INFORMATION
------------------------------
LITFUNDING, CORP.



Consolidated Balance Sheet at June 30, 2004 (UNAUDITED)

ASSETS
   Cash and cash equivalents                                                        $        12,209
   Accounts receivable, net of allowance for doubtful accounts of $1,247,776              1,871,664
   Contingent advances less reserve for unsuccessful
        resolutions of lawsuit of $2,792,262                                              8,376,787
   Property and equipment, net of accumulated depreciation of $57,028                        68,139
   Other assets                                                                              22,276
                                                                                    ----------------
TOTAL ASSETS                                                                        $    10,351,075
                                                                                    ================

LIABILITIES AND STOCKHOLDERS' DEFICIT:
 Liabilities Not Subject to Compromise -
  Accounts payable                                                                  $       534,906
  Accrued liabilities                                                                       295,452
                                                                                    ----------------
     Total liabilities not subject to compromise                                            830,358
                                                                                    ----------------

 Liabilities Subject to Compromise -
  IEP plan note                                                                          26,275,709
  Trade and other miscellaneous claims                                                      592,104
  Lease payable                                                                              20,734
  IEP plan note interest                                                                    437,928
  Debentures                                                                                200,000
                                                                                    ----------------
     Total liabilities subject to compromise                                             27,526,475

                                                                                    ----------------
      Total liabilities                                                                  28,356,833
                                                                                    ----------------

STOCKHOLDERS' DEFICIT:
   Common stock,$0.001 par value, 25,000,000 shares
     authorized, 9,410,850 issued and outstanding                                             9,411
   Additional paid-in capital                                                             3,605,900
   Accumulated deficit                                                                  (21,621,069)
                                                                                    ----------------
      Total stockholders' equity                                                        (18,005,758)
                                                                                    ----------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                         $    10,351,075
                                                                                    ================




              The accompanying notes are an integral part of these
                       consolidated financial statements.

LITFUNDING, CORP.



Consolidated Statements of Operations for the Three and Six MONTH PERIODS ended June 30, 2004 and 2003 (UNAUDITED)

                                                               THREE MONTHS                           SIX MONTHS
                                                               ENDED JUNE 30                          ENDED JUNE 30

                                                          2004              2003                 2004              2003
NET REVENUE                                          $     1,284,489   $       798,823      $     1,815,679   $      961,318

OPERATING EXPENSES
   Selling                                                         -           135,854                    -          424,220
   Reserve for doubtful accounts receivable                  243,082            74,474              646,083          259,321
   General and administrative expenses                     1,025,090         1,528,159            1,996,868        2,049,337
                                                     ----------------  ----------------     ----------------  ---------------
     Total expenses                                        1,268,172         1,738,487            2,642,951        2,732,878
                                                     ----------------  ----------------     ----------------  ---------------

LOSS FROM OPERATIONS                                          16,317          (939,664)            (827,272)      (1,771,560)

OTHER (INCOME) AND EXPENSES
   Interest (expense), net of interest income             (1,094,019)         (973,936)          (2,033,357)      (1,906,647)
   Rental income                                                   -                 -                6,609                -
   Discount income                                            74,258                 -               74,258                -
                                                     ----------------  ----------------     ----------------  ---------------
     Total other income (expenses)                        (1,019,761)         (973,936)          (1,952,490)      (1,906,647)
                                                     ----------------  ----------------     ----------------  ---------------

(LOSS) BEFORE REORGANIZATION
ITEMS AND INCOME TAXES                                    (1,003,444)       (1,913,600)          (2,779,762)      (3,678,207)

REORGANIZATION ITEMS
Professional fees                                                  -                 -             (140,000)               -
                                                     ----------------  ----------------     ----------------  ---------------

(LOSS) INCOME BEFORE INCOME TAXES                         (1,003,444)       (1,913,600)          (2,919,762)      (3,678,207)

INCOME TAX (BENEFIT) PROVISION                                     -                 -                    -            1,600
                                                     ----------------  ----------------     ----------------  ---------------

NET INCOME (LOSS)                                    $    (1,003,444)  $    (1,913,600)     $    (2,919,762)  $   (3,679,807)
                                                     ================  ================     ================  ===============

NET (LOSS) PER SHARE
   Basic                                             $         (0.11)  $        (0.23)      $         (0.31)  $        (0.44)
                                                     ================  ================     ================  ===============
   Diluted                                           $         (0.11)  $        (0.23)      $         (0.31)  $        (0.44)
                                                     ================  ================     ================  ===============

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING
   Basic                                                   9,410,850         8,329,261            9,410,850        8,299,919
                                                     ================  ================     ================  ===============
   Diluted                                                 9,410,850         8,329,261            9,410,850        8,299,919
                                                     ================  ================     ================  ===============



              The accompanying notes are an integral part of these
                       consolidated financial statements.

LITFUNDING, CORP.


Consolidated Statements of Cash Flows for the
Six MONTH PERIODS ended June 30, 2004 and 2003 (UNAUDITED)


CASH FLOWS FROM OPERATING ACTIVITIES:                                          2004              2003
  Net loss                                                               $    (2,919,763)  $    (3,679,807)
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
  Depreciation and amortization                                                   15,662            13,308
  Reserve for unsuccessful resolution of lawsuits                               (117,205)           74,474
  Issuance of shares for compensation                                                               89,500
  Reserve for bad debts                                                          759,701                 -
  Gain on discount of pre-petition debt                                          (74,258)
  Deferred compensation                                                                -            19,500
  Changes in assets and liabilities:
    Trade and other accounts receivable                                       (1,891,262)          (24,011)
    Contingent advances                                                        1,463,301           674,235
    Prepaid commissions on contingent advances                                         -           519,834
    Deposits                                                                      (2,841)            5,604
    Accounts payable and accrued expenses                                        709,358           123,811
    Interest payable                                                           2,022,354         1,764,150
                                                                         ----------------  ----------------
          Net cash (used in) provided by operating activities                    (34,953)         (419,402)
                                                                         ----------------  ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of treasury stock                                                        -            (7,000)
  Purchases of property and equipment                                                  -            (9,986)
                                                                         ----------------  ----------------
          Net cash (used in) provided by investing activities                          -           (16,986)
                                                                         ----------------  ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from investor participation                                                 -           103,972
  Principal payments on capital lease obligations                                 (4,514)                -
  Receipt of cash on acquisition                                                       -            25,000
  Debenture                                                                            -            70,000
                                                                         ----------------------------------
          Net cash  provided by (used in) financing activities                    (4,514)          198,972
                                                                         ----------------  ----------------

INCREASE (DECREASE) IN CASH                                                      (39,467)         (237,416)
                                                                                       -
CASH, BEGINNING OF PERIOD                                                         51,676           274,715
                                                                         ----------------  ----------------

CASH, END OF PERIOD                                                      $        12,209   $        37,299
                                                                         ================  ================


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
         Income tax paid                                                 $             -   $         1,600
                                                                         ================  ================
         Interest paid                                                   $         8,975   $       118,000
                                                                         ================  ================

SUPPLEMENTAL DISCLOSURE OF NON-CASH
FINANCING ACTIVITIES:
       Note payable issued for relief of debt and interest payable       $    26,275,709   $             -
                                                                         ================  ================
      Accrued interest added to bankruptcy liabilities                   $     1,582,930   $             -
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

On April 2, 2003 certain individuals and entities filed an involuntary bankruptcy petition against the Company in the United States Bankruptcy Court, Central District of California. After numerous legal proceedings, in November 2003, the Company stipulated to the entry of an order for relief, thereby placing the Company into a Chapter 11 proceeding. In January 2004, the Company's wholly owned operating subsidiary, California LitFunding, filed a voluntary Chapter 11 bankruptcy petition. In February of 2004, an order was entered substantively consolidating the Company's Chapter 11 estate with the Chapter 11 estate of California LitFunding. However, this order did not effectuate a merger between these two corporate entities. The bankruptcy plan was confirmed by the bankruptcy court in May 2004 and became effective on June 17th, 2004.

The Company incurred material net losses for the Six months ended June 30, 2004 and liabilities exceeded assets by approximately $18,000,000 at June 30, 2004. As discussed in Note 3, the Company has entered into a Chapter 11 Plan of Reorganization under the United States Bankruptcy Code. The ability of the Company to continue as a going concern is dependent upon successful confirmation and operation under the bankruptcy plan, obtaining additional capital and financing, and generating positive cash flow from operations. The Company intends to seek additional capital either through debt or equity offerings and believes that increased volume and reduction in its lead time to finance and collect on funded cases will ultimately lead to profitability and positive cash flows. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash includes all short-term highly liquid investments that are readily convertible to known amounts of cash and have original maturities of Six months or less. At times cash deposits may exceed government insured limits. At June 30, 2004, cash deposits did not exceed those insured limits.

The statement of cash flows for the period ended June 30, 2004, includes an increase in accounts payable and accrued expenses of $415,000 related to professional fees associated with the Reorganization. The Company had expenditures of $125,500 and $180,000 related to the Reorganization professional fees during the Six month period ended June 30, 2004.

Principles of consolidation: The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, California LitFunding and E.Evolution Expeditions. All significant intercompany accounts and transactions are eliminated.

Property and equipment is stated at cost less accumulated depreciation. Depreciation is recorded on a straight-line basis over a period of the shorter of the applicable lease term or the estimated useful lives of the assets ranging from 3 to 5 years. Depreciation expense for the three and six months ended June 30, 2004 and 2003 was $7,833 and $15,666 and $6,671 and $13,308, respectively.

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

     In February of 2004, the litigation relating to the involuntary petition was settled. The settlement reached by and among the Company and the petitioning creditors has been incorporated into a reorganization plan scheduled for and subsequently confirmed at a court hearing on May 26, 2004 that became effective on June 17th, 2004.

    California Litfunding, as the operating entity, holds title to substantially all of the assets of the LitFunding Companies. The core assets within California Litfunding, and those with most of the value, are the Settlement Agreements. A total of approximately $18.6 million dollars was invested through the Settlement Agreements. Of this total, approximately $7.7 million dollars in fees and principal have been recovered, approximately $3 million dollars are receivable, and approximately $1.8 million dollars in losses have been suffered. A principal balance of approximately $11.2 million dollars remains.

    Based upon the current status of the underlying lawsuits, the Company projects that between $30.0 million and $35.0 million dollars will be collected over the next three years on the lawsuits subject to Settlement Agreements


The Company's primary liabilities are summarized in the following paragraphs:

A. Administrative and Priority Claims. The claims within this class total approximately $480,000 through June 2004. Most of this amount represents the fees and costs payable to the LitFunding Companies'general insolvency counsel, Winthrop Couchot, P.C. The balance represents sums owed to accountants, and approximately $10,000 in priority wages owed to two officers of the LitFunding Companies;

B. Gap Claims. During the period between the filing of the involuntary petition and the date on which the Company stipulated to the entry of an order for relief, certain claims accrued. Substantially all of these claims accrued in favor of two law firms that were defending the Company against the involuntary filing. The LitFunding Companies have reached an agreement with these claimants. In summary, 40% of those claims were paid in July 2004 and the balance of their claims will be paid over the next twelve months;

C. Debenture Claims. In calendar years 2002 and 2003 California Litfunding issued debentures to seven individuals, creating approximately two hundred thousand dollars ($200,000) in debt obligations. These claims are unsecured and they are undisputed.

D.               Unsecured Claims Other Than Debenture Claims and IEP Claims.
                 The Debtors have approximately $500,000 in allowed unsecured claims. Approximately 5% of this amount was paid in July 2004 and approximately 400,000 shares were issued to debtors in accordance with the Plan of Reorganization.

E. IEP Claims. Pursuant to the Settlement Agreement entered into by and between The Company and the IEP petitioning creditors, each and every claim held by the IEP petitioning creditors has been fixed in the Plan. The totality of all claims held by the IEP petitioning creditors has been incorporated into the Plan Note. The Plan Note has an opening balance of $26,275,709.00 as of May 1, 2004. Except as set forth in the Plan of Reorganization, the Debtors are not responsible for payment of the indebtedness and the creditors can only look to the specific collateral granted in the note for repayment of the note. Collateral does not extend to any Settlement Agreements entered into after February 26, 2004.

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

The Company intends to repay all obligations in full. However, the Company has rejected capital lease and an operating lease. Claims are impaired as that termed is used in the Bankruptcy Code because obligations will be paid out over specified long term periods different from the original terms of the agreements. However, for accounting purposes, the Company does not believe any of the obligations are compromised at June 30, 2004, based on the expected amount of allowed claims.

ACCOUNTS RECEIVABLE AND CONTINGENT ADVANCES

Accounts receivable represents unpaid amounts due for the return on contingent advances and fees earned on cases in which there have been positive resolutions. Allowances for bad debts amounted to $1,247,776 as of June 30, 2004.

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

Management estimates the net realizable value of contingent advances by periodically reviewing the progress of the cases with the attorneys trying them and past experience with similar cases. Management believes that the Company has historically achieved a success rate of approximately 85% on cases that it has funded. This success rate may have been materially affected by the bankruptcy litigation in that the Company has had to institute several law suits against attorneys that took advantage of the litigation to not meet their obligations. Management monitors all cases and provides an allowance if it believes that any advances have been impaired. At June 30, 2004, there were contingent advances outstanding of $11,169,049 and a corresponding impairment allowance of $2,792,262.

INVESTOR PARTICIPATION OBLIGATIONS

The Company has raised capital to enable it to engage in the practice of funding the contingent advances by entering into so called IEP agreements. These are considered to be investment/equity participation agreements the nature of which has been redefined and fixed as part of plan of reorganization and the totality of all claims held by the IEP petitioning creditors has been incorporated into the Plan Note. The Plan Note has an opening balance of $26,275,709 as of May 1, 2004 and as of May 1, 2004 included an approximate $2,000,000 from the cancelled sale of stock and a predetermined retroactive return. This Plan note accrues interest at 20% per annum. Under the anticipated bankruptcy plan these obligations are to be repaid only to the extent the Company successfully collects funds from accounts receivable and contingent advances that were entered into and up to February 26, 2004. There is no specific schedule of repayment but the Company anticipates collections to be adequate to fully repay the IEP Note.


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

During the three and six months ended June 30, 2004 and June 30, 2003, the Company granted -0- and 850,000 and stock options to officers and employees. The exercise price of these options is $0.10 per share, they vest immediately and expire in three years.

INCOME TAXES

The Company recognizes deferred income taxes for the differences between financial accounting and tax bases of assets and liabilities. The Company has elected to account for its income and expenses on a cash basis for income tax purposes. Income taxes for the periods ended June 30, 2004 and 2003 consisted of the following:

                                              2004            2003
                                              ----            ----
Current tax (benefit) provision
Deferred tax (benefit) provision
                                         --------------- ----------------
Total income tax provision                $        -0-    $         -0-
                                         =============== ================

COMMITMENTS AND CONTINGENCIES

The Company is defendant in several matters in litigation, many of which are in the normal course of business, including litigation for refunds of funds invested. The Company believes these suits are without merit and intends to defend these litigations in court of law.

The Company is involved in a suit for breach of contract, fraud, conspiracy and defamation. The claimants allege that there was a finder's fee agreement between them and the founding officers/shareholders for the Company. The Company's position is that there was a negotiated agreement with the claimants. The claimants allege damages of $16 million. A hearing on an objection to this claim was heard on May 24, 2004 and the claimants allegations were rejected in their entirety by the court.

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


NET LOSS PER SHARE

Net loss per share is calculated using the weighted average number of shares of common stock outstanding during the period. Options and warrants to purchase 2,383,500 common shares were not considered in the calculation for diluted earnings per share for the six month period ended June 30, 2004 because the effect of their inclusion would be anti-dilutive.

A summary of the net loss per share calculation for the six month periods ended June 30, is presented below:

                                                2004                        2003
                                  -----------------------------------------------------------------------------
                                  INCOME (LOSS)      SHARES       PER       INCOME (LOSS)    SHARES     PER
                                                                 SHARE                                 SHARE
                                  --------------- ------------- --------- -------------- ------------ ---------
Net (Loss) Income                 $ (2,919,763)                           $ (3,679,807)
Preferred stock dividends             (-0-)                                   (-0-)

Basic Earnings Per Share

Loss available to common
stockholders                      $(2,919,763)      9,410,850    $ (0.11) $  (3,679,807)   8,299,919    $(0.44)

Effect of dilutive securities          N/A                                                                N/A


Diluted Earnings Per Share        $ (2,919,763)     9,410,850    $ (0.11) $  (3,679,807)   8,299,919    $(0.44)

CONCENTRATION OF CREDIT RISK

The Company maintains cash balances at banks in California. Accounts are insured by the Federal Deposit Insurance Corporation up to $100,000. At times, the Company's cash balances may exceed insured limits. However, at June 30, 2004, None of the Company's deposits exceeded insured limits.

Financial instruments that potentially subject the Company to concentrations of credit risk are primarily contingent advances and trade accounts receivable. The trade accounts receivable are due primarily from customers concentrated in California.

The Company's contingent advances are generally due from clients when the litigating case in question is settled favorably. Substantially all cases are being tried by lawyers in the state of California. Monies invested by the Company plus fees become part of the Companies accounts receivable and are due at that time less any settlement discount. The contingent advances balance at June 30, 2004 is comprised of numerous debtors. However, one debtor represents approximately 45% of the total balance at June 30, 2004. No other single note or debtor comprises greater than 10% of the total balance at June 30, 2004.

SUBSEQUENT EVENTS

         The Company held its annual meeting on August 6th, 2004 at which time the stockholders elected a new slate of directors, ratified the Company's 2004 stock option plan, and the appointment of Epstein, Weber &b Conover, PLC as the independent auditors of LitFunding for the fiscal year 2004.

           In July, 2004, in accordance with the Plan of reorganization, the Company issued approximately 400,000 shares of its common stock to general creditors of the company

                                   * * * * * *



ITEM 2.  PLAN OF OPERATION

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES. Our Management's Discussion and Analysis of Financial Condition and Results of Operations section discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in our Quarterly Report on Form 10-QSB for the period ended June 30, 2004.

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

As a result of the merger transaction with us, the former LitFunding I stockholders obtained control of our voting stock. For financial accounting purposes, the acquisition was treated as a reverse acquisition by California LitFunding, under the purchase method of accounting, and was treated as a recapitalization with California LitFunding as the acquirer. Accordingly, the historical financial statements have been restated after giving effect to their January 23, 2003, acquisition of us. The financial statements have been prepared to give retroactive effect to January 1, 2002, of the reverse acquisition completed on January 23, 2003, and represent the operations of California LitFunding. Consistent with reverse acquisition accounting: (i) all of California LitFunding's assets, liabilities, and accumulated deficit, are reflected at their combined historical cost (as the accounting acquirer) and
(ii) our preexisting outstanding shares (the accounting acquiree) are reflected at their net asset value as if issued on January 23, 2003. We do own two other dormant subsidiaries beside California LitFunding. E.Evolution Expeditions, a Nevada company was previously formed on February 25, 2000 by RP Entertainment (now LitFunding Corp. discussed above). LitFunding USA was formed on March 22nd, 2004 expressly for the purpose of restarting business and has itself formed and become the managing member of two wholly owned Nevada Limited Liability Companies, LFC 100, LLC and LFC 101, LLC whose purpose will be to begin investing in litigation recoveries by advancing capital to various law firms.

On April 2, 2003 certain individuals and entities filed an involuntary bankruptcy petition against us in the United States Bankruptcy Court, Central District of California. After numerous legal proceedings, in November 2003, we stipulated to the entry of an order for relief, thereby placing us into a Chapter 11 proceeding. In January 2004, our wholly owned operating subsidiary, California LitFunding, filed a voluntary Chapter 11 bankruptcy petition. In February of 2004, an order was entered substantively consolidating our Chapter 11 estate with the Chapter 11 estate of California LitFunding. However, this order did not effectuate a merger between these two corporate entities. On May 26, 2004 the bankruptcy court ruled in favor of our plan of reorganization and it became effective on June 17, 2004.

We incurred material net losses for the Six months ended June 30, 2004 and our liabilities exceed assets by $18 million at June 30, 2004. As discussed in Note 3, we have entered into a Chapter 11 Plan of Reorganization under the United States Bankruptcy Code. Our ability to continue as a going concern is dependent upon successful confirmation and operation under the bankruptcy plan, obtaining additional capital and financing, and generating positive cash flow from operations. We intend to seek additional capital either through debt or equity offerings and believe that increased volume and reduction in our lead time to finance and collect on funded cases will ultimately lead to profitability and positive cash flows. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should we be unable to continue as a going concern.

In February 2004, we entered into a settlement agreement with the petitioning creditors. The terms of this settlement are currently incorporated and made a part of, our Joint Chapter 11 Plan of Reorganization and a confirmation hearing for that plan was held and approved on May 26, 2004 and became effective on June 17, 2004. The Settlement Agreement provides, among other things, for the dismissal of all litigation between the parties promptly after the confirmation of the reorganization Plan. This resolution will bring to a close of over thirteen months of acrimonious, debilitating and expensive litigation between the parties and will allow us to restart the business which was effectively stalled and damaged by the litigation. An integral part of our prospective business plan involves raising additional funds for investment in lawsuits. Since different segments of the capital markets may desire different investment structures and investment vehicles, we cannot predict exactly how funds will be invested with us after the effective date of the reorganization plan in each instance. Initially, we anticipate that the new funding will be obtained from private parties and investment groups, and that this funding will be in the form of loans. We expect to restart the business using LitFunding USA, a new subsidiary formed in February of 2004 specifically for this purpose. LitFunding USA received a non binding letter of Intent for just this purpose in the amount of $2,500,000 on August 5, 2004. It is anticipated that the financing party will become a member in a special purpose Limited Liability Company specifically set up for this purpose and will be granted a first priority lien on all of the lawsuits that they invest in. Once the obligations owed to the capital source are satisfied, LitFunding USA will receive the balance of the distributions.

LIQUIDITY AND CAPITAL RESOURCES.

Our principal capital requirements during the year 2004 are to fund the internal operations, pay for the defense of the litigation described in Part II, Item 1, below and fund the restart of the business subsequent to the confirmation of the reorganization plan. We plan to raise necessary funds by selling shares of our common stock or through the sale of interest bearing debentures to selected investors or a combination of these. We will also consider establishing relationships with selected business partners whose contributions include necessary cash. As discussed below, we believe that we will generate sufficient cash flow to make payments on the bankruptcy liabilities in accordance with the Plan.

FOR THE SIX MONTHS ENDED JUNE 30, 2004.
---------------------------------------

RESULTS OF OPERATIONS.

As shown in the accompanying financial statements, we had gross revenues of $ 1,815,679 and incurred a net loss of $2,919,762 for the Six months ended June 30, 2004 as compared to gross revenues of $961,318 and a net loss of $3,679,807 for the same period in 2003. Because of the bankruptcy proceedings, we were forced to curtail our marketing activities. Our operating cycle is typically longer than one year. We anticipate lower revenue volumes in the near term as we begin our fund raising efforts and begin the booking of new advances on cases. Our total liabilities exceeded our total assets by $18,005,758 at June 30, 2004. In the ordinary course of events, this would raise substantial doubt about our ability to continue as a going concern. However, we believe that it is important to note that we recognize revenue from advances only when a case has been resolved and when we are reasonably confident that fees calculated will in fact be realized. As of the Six months ended June 30, 2004, if we made no further advances to plaintiffs or their attorneys, our management estimates that we can reasonably expect to collect approximately $30 to $35 million in fees and return of principal over the next 12-24 months from open cases. The estimate is based on historical performance and other factors affecting each case. The litigation that resulted in the filings under the chapter 11 statutes has directly affected our ability to collect on receivables primarily because some clients felt emboldened by the overarching threat of dissolution during that time to challenge their obligations to pay amounts due to us. Some felt that it would be advantageous to try to negotiate with a trustee to pay pennies on the dollar if anything at all. This has resulted in the filing of numerous law suits in the Federal bankruptcy court. These are being aggressively pursued as we go about the task of restarting operations.

OPERATING EXPENSES:

OPERATING ACTIVITIES: During the Six months ended June 30, 2004, net cash used in operating activities decreased to $34,953 compared to net cash used in operating activities of $419,402 during the same period in 2003. The decrease in net cash used from operating activities resulted primarily because there were no funds set aside for advances to plaintiffs and their attorneys as we devoted our energy and resources to defending ourselves against the involuntary bankruptcy petition filed against us on April 2, 2003 and subsequent intensive related litigation. Expenses related to the reorganization accumulated to more than $480,000 for the Six month period ended June 30, 2004. Other factors include the positive cash flow from resulting from increased reliance on accounts payable of $709,358 at June 30, 2004 as compared to a decreased reliance on accounts payable of $ 123,811 in the same period last year.

OUR PLAN OF OPERATION FOR THE NEXT TWELVE MONTHS. To effectuate our business plan during the next twelve months, we must restart the marketing of our products and increase our product offerings. Demand for financing continues to remain strong and we have a backlog of requests for advances that we look forward to begin satisfying as soon as we have secured new capital or financing. On August 5, 2004 we received a non-binding letter of intent for new financing in the amount of $2,500,000 and we are aggressively pursuing other funding opportunities that have been presented to management. Concurrently, we will be moving operations to the State of Nevada no later than December 31, 2004 to take advantage of the prevailing tax structure, business climate and commercial lending laws in that state. Additionally, we intend to start marketing our new full recourse loan product in the third quarter of 2004. That product which we anticipate will eventually become about 25% of our core business, will limit our exposure to losses, allow for earlier recognition of revenue and at the same time answer the demand in the legal community for more traditional borrowing facilities that carry a lower interest rate compared to the fees we currently charge for our non recourse advance product. We intend to expand our geographic market penetration and will explore opportunities to acquire assets or other companies in this industry.

We have cash of $12,209 as of June 30, 2004 and approximately $110,000 as of July 31, 2004. In the opinion of management, available funds will not satisfy our working capital requirements for the next twelve months. Nevertheless, our reorganization plan does provide for sufficient revenue to sustain operations. Our forecast for the period for which our financial resources will be adequate to support our operations involves significant risks and uncertainties and actual results could fail as a result of a number of factors.

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

ITEM 3. CONTROLS AND PROCEDURES
-------------------------------

(a) Evaluation of disclosure controls and procedures. We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed as of June 30, 2004, our chief executive officer and the principal financial officer concluded that our disclosure controls and procedures were adequate.

(b) Changes in internal controls. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the chief executive officer and principal financial officer.

                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.
--------------------------

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

After numerous legal proceedings, in November 2003, we stipulated to the entry of an order for relief, thereby placing us into a Chapter 11 proceeding. In January 2004, our wholly owned operating subsidiary, California LitFunding, filed a voluntary Chapter 11 bankruptcy petition. In February of 2004, an order was entered substantively consolidating our Chapter 11 estate with the Chapter 11 estate of California LitFunding. However, this order did not effectuate a merger between these two corporate entities. On May 26, 2004 the bankruptcy court ruled in favor of our plan of reorganization and it became effective on June 17, 2004.

We are the defendant in several matters in litigation, many of which are in the normal course of business, including litigation for refunds of funds invested. Apart from the litigation instituted against recalcitrant clients that felt they need not live up to their obligations, we believe these suits are without merit and intend to defend these litigations in courts of law.

We are involved in a suit for breach of contract, fraud, conspiracy and defamation. The claimants allege that there was a finder's fee agreement between them and the founding officers/shareholders for the Company. Our position was that there was a negotiated agreement with the claimants. The claimants alleged damages of $16 million. The bankruptcy court heard our objection to this claim on May 24, 2004 and the claimants allegations were rejected in their entirety by the court.

We believe that all alleged claims must be settled through the bankruptcy court. We have rejected the operating and capital leases through the bankruptcy proceeding. In February of 2004, the litigation relating to the involuntary petition was settled. The settlement reached by and among us and the petitioning creditors has been incorporated into a reorganization plan heard and approved on May 26, 2004. The order was entered and became effective on June 17, 2004.

California Litfunding, as our operating entity, holds title to substantially all of the assets of the LitFunding Companies. The core assets within California Litfunding, and those with most of the value, are the Settlement Agreements. Based upon the current status of the underlying lawsuits, our management projects that between $30.0 million and $35.0 million dollars will be collected over the next two to three years on the lawsuits subject to Settlement Agreements.

Our primary liabilities are summarized in the following paragraphs:

|X| Administrative and Priority Claims. The claims within this class total approximately $480,000 through April 2004. Most of this amount represents the fees and costs payable to the LitFunding Companies' general insolvency counsel, Winthrop Couchot, P.C. The balance represents sums owed to accountants, and approximately $10,000 in priority wages owed to two officers of the LitFunding Companies;

|X| Gap Claims. During the period between the filing of the involuntary petition and the date on which the Company stipulated to the entry of an order for relief, certain claims accrued. Substantially all of these claims accrued in favor of two law firms that were defending the Company against the involuntary filing. The LitFunding Companies have reached an agreement with these claimants. In summary, 40% of those claims were paid in July 2004 and the balance of their claims will be paid over the next twelve months;

|X| Debenture Claims. In calendar years 2002 and 2003 California Litfunding issued debentures to seven individuals, creating approximately two hundred thousand dollars ($200,000) in debt obligations. These claims are unsecured and they are undisputed.

|X| Unsecured Claims Other Than Debenture Claims and IEP Claims. The Debtors have approximately $500,000 in allowed unsecured claims. Approximately 5% of this amount was paid in July 2004 and approximately 400,000 shares were issued to debtors in accordance with the Plan of Reorganization.

|X| IEP Claims. Pursuant to the Settlement Agreement entered into by and between The Company and the IEP petitioning creditors, each and every claim held by the IEP petitioning creditors has been fixed in the Plan. The totality of all claims held by the IEP petitioning creditors has been incorporated into the Plan Note. The Plan Note has an opening balance of $26,275,709.00 as of May 1, 2004. Except as set forth in the Plan of Reorganization, the Debtors are not responsible for payment of the indebtedness and the creditors can only look to the specific collateral granted in the note for repayment of the note. Collateral does not extend to any Settlement Agreements entered into after February 26, 2004.

|X| Interest Holders. Interest holders are the parties who hold ownership interest (i.e., equity interest) in the Company. The Plan creates two classes of interests. Class 7, which is comprised of the Company as the holder of all of the common stock of California Litfunding, and Class 8, which is comprised of all of the holders of common stock interests in the Company. These classes are not impaired under the terms of the Plan.

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

We intend to repay all obligations in full. Claims are impaired as that termed is used in the Bankruptcy Code because obligations will be paid out over specified long term periods. However, for accounting purposes, we do not believe any of the obligations are compromised at March 2004, based on the expected amount of allowed claims.

We do not anticipate material changes in the carrying value of its assets and liabilities as a result of he bankruptcy proceeding. However, there may be changes as disputed claims are resolved and the Plan is confirmed.

ITEM 2. CHANGES IN SECURITIES.
------------------------------

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
----------------------------------------

There has not been a default on senior securities

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS
----------------------------------------------------------

There has not been a submission of matters to vote of security holders during the reporting period. However, subsequent to the period covered by this report, our annual meeting was held on August 6, 2004, during which a majority of our shareholders elected our new directors, ratified our 2004 Stock Option plan and ratified the appointment of Epstein, Weber & Conover, PLC as our independent auditors for the fiscal year 2004.

ITEM 5.  OTHER INFORMATION
--------------------------

We have moved our corporate headquarters to 5455 Wilshire Blvd., Suite 2126, Los Angeles, CA 90036 as a prelude to a final move to new premises in Las Vegas, Nevada. As of August 17, 2004 the location of those premises has been identified but not yet contracted for.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

(a) Exhibits.

         31.1 Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer

         31.1 Rule 13a-14(a)/15d-14(a) Certification by Chief Financial Officer

         32. Section 1350 Certification by Chief Executive Officer

         32. Section 1350 Certification by Chief Financial Officer

(b) Reports on Form 8-K.

The following reports were filed during the three months ended June 30, 2004

1. On April 1, 2004 we filed a Report on Form 8-K containing Item 4 regarding the change in our accountant on March 26, 2004, the date on which we dismissed our independent auditors Kabani & Company, Inc., CPA
2. On April 15, 2004 we filed a report on Form 8-K containing Item Other Events, reporting our anticipated difficulty in filing our annual report due to our change in auditors, reported above. We also included information clarifying our Federal Tax ID number.
3. Subsequent to the period covered by this report, on July 6, 2004, we filed a report on Form 8-K containing Item 3 describing our emergence from bankruptcy which was confirmed by the United States Bankruptcy Court, Central District of California, Los Angeles Division on May 26, 2004. The order confirming that ruling was entered into the court record on June 17, 2004 and became effective on June 21, 2004 and attaching our plan of reorganization as an exhibit. The report also contained Item 5, Other Information, describing our operational plans for the immediate future.
4. Subsequent to the period covered by this report, On August 13, 2004 we filed a report on form 8-K containing Item 5 Other Events, reporting our annual meeting on August 6, 2004, the election of a new slate of Directors, ratification of our 2004 Stock Option plan and the appointment of Epstein, Weber & Conover, PLC as independent auditors of LitFunding Corp for the fiscal year 2004. The report also contained the resignation letter of our outgoing director which took effect on the date of that meeting.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        LitFunding Corp.


August 19, 2004                  By:    /s/ Morton Reed
                                        ----------------------------------
                                        Morton Reed, President and
                                        Chief Executive Officer