Form 10QSB/A
period 2003-03-31
LITFUNDING CORP
filed 2004-09-21
CIK 1142488

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               AMENDMENT NO. 3 TO

                                   FORM 10-QSB

Mark one
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                       For the period ended March 31, 2003

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OF 15 (d) OF THE SECURITIES
             EXCHANGE ACT OF 1934 For the transition period from to
                                    000-49679



                             Commission File Number
            LITFUNDING CORP. formerly known as RP ENTERTAINMENT, INC.

             (Exact name of registrant as specified in its charter)

          Nevada                                                  93-1221399
          ------                                                 ------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

                                LITFUNDING CORP.
                      5757 Wilshire Boulevard, Suite PH 10
                         Los Angeles, California 90036

               (Address of principal executive office) (Zip Code)
                                 (323) 857-0448

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

The number of shares outstanding of the registrant's common stock as of March 31, 2003 was 8,270,000. There were no shares of the registrant's preferred stock outstanding as of March 31, 2003.

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

Signatures................................................................16

                         PART I - FINANCIAL INFORMATION



ITEM 1. FINANCIAL STATEMENTS



                                LITFUNDING CORP.
                       (Formerly, RP Entertainment, Inc.)

                                  BALANCE SHEET
                                 MARCH 31, 2003
                                   (Unaudited)


                                     ASSETS


Cash & cash equivalents                                           $     117,013
Accounts receivable                                                     875,205
Other
receivables                                                                   -
Contingent advances less reserve for unsuccessful resolution of
     lawsuit of                                                   $   2,094,612
                                                                     11,869,466
Prepaid commission on contingent advances                               685,911
Property and equipment, net                                              83,914
Other assets                                                             21,950
                                                                  --------------
                                                                  $  13,653,459
                                                                  ==============


 LIABILITIES AND STOCKHOLDERS' DEFICIT

Accounts payable and accrued expenses                             $      77,586
Investor deposit                                                              -
Debenture deposits                                                      200,000
Interest payable                                                      2,802,608
Investor participation                                               18,738,931
                                                                  --------------
          Total  liabilities                                         21,819,125

Redeemable stock                                                              -

COMMITMENTS


STOCKHOLDERS' DEFICIT
   Preferred stock, $0.001 par value; Authorized shares
       10,000,000; no shares issued and outstanding                           -
Common stock, $0.001 par value;
Authorized shares 50,000,000; 8,270,250 shares
issued and outstanding                                                    8,270

Additional paid in capital                                            3,441,052
Accumulated deficit                                                 (11,614,988)
                                                                  --------------
          Total stockholders' deficit                                (8,165,666)
                                                                  --------------
                                                                  $  13,653,459
                                                                  ==============



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

                                LITFUNDING CORP.
                            STATEMENTS OF CASH FLOWS
            FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2003 AND 2002
                                   (Unaudited)

                                                                                  2003                 2002
                                                                            -----------------    -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
           Net loss                                                        $     (1,766,207)    $     (1,625,360)
           Adjustments to reconcile loss to net cash used in operating activities:
                 Depreciation and amortization                                        6,637                2,867
                 Reserve for unsuccessful resolution of lawsuits                    184,847                    -
                 Deferred compensation                                                9,750                9,913
                 (Increase) / decrease in current assets:
                            Accounts receivable                                     308,741             (253,000)
                            Other receivable                                              -                6,748
                            Contingent advances                                     (47,001)          (2,913,492)
                            Prepaid commissions on contingent advances              197,720             (757,587)
                            Deposits                                                  3,089                    -
                 Increase / (decrease) in current liabilities:
                            Interest payable                                        846,107              426,548
                            Accounts payable and accrued expense                    (59,970)             (95,527)
                                                                           -----------------    -----------------
                 Total adjustments                                                1,449,920           (3,573,530)
                                                                           -----------------    -----------------
           Net cash used in operating activities                                   (316,287)          (5,198,890)
                                                                           -----------------    -----------------

CASH FLOWS FROM INVESTING ACTIVITIES
                 Acquisition of treasury stock                                       (7,000)                   -
                 Acquisition of property & equipment                                 (8,181)              (7,517)
                                                                           -----------------    -----------------
           Net cash used in investing activities                                    (15,181)              (7,517)
                                                                           -----------------    -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
                 Proceeds from investor participation                                78,766            4,564,986
                 Issuance/purchase of redeemable common stock                             -           (1,000,000)
                 Proceeds from issuance of common stock                                   -              134,286
                 Investor deposits                                                                      (823,750)
                 Debenture deposits                                                  70,000                    -
                 Receipt of cash on acquisition                                      25,000                    -
                 Payment for common stock repurchase                                      -
                 Shares issued on exercise of options                                     -               20,000
                                                                           -----------------    -----------------
           Net cash provided by financing activities                                173,766            2,895,522
                                                                           -----------------    -----------------

NET DECREASE IN CASH & CASH EQUIVALENTS                                            (157,702)          (2,310,885)

CASH & CASH EQUIVALENTS, BEGINNING BALANCE                                          274,715            2,649,032
                                                                            ----------------    ----------------

CASH & CASH EQUIVALENTS, ENDING BALANCE                                     $       117,013     $        338,147
                                                                            ================    ================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
           Interest paid                                                    $       118,000     $              -
                                                                            ================    ================
           Income tax paid                                                  $         1,600     $              -
                                                                            ================    ================

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND
FINANCING ACTIVITIES
           Common stock options issued for services                         $             -     $        741,275
                                                                            ================    ================




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



September 15, 2004



By: /s/ Morton Reed
----------------------------------
Morton Reed, President and
Chief Executive Officer