Form 10KSB/A
period 2003-12-31
LITFUNDING CORP
filed 2004-09-21
CIK 1142488

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

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and ask prices of such stock, as of the close of business on March 31, 2004 Approximately $ 1.4 million State the number of shares outstanding of each of the issuer's class of common equity: 9,410,850 shares of common stock, $.001 par value per share were outstanding as of March 31, 2004. Preferred stock $.001 par value per share: no shares outstanding as of March 31, 2004.

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

^ As of March 31, 2004, there were 9,410,850 shares of common stock issued and outstanding and 50,000,000 shares authorized, and no shares of preferred stock issued and outstanding, 10,000,000 shares authoorized. ^ During the years ended December 31, 2003 and 2002, the Company issued 5-year 9% convertible debentures amounting to $200,000, due January 1, 2007. The registered holders of the debentures have the right, after one year prior to maturity, to convert the principal at the original conversion price of $10 for one Common share or at the adjusted conversion price.

Equity Compensation Plans. Indicate whether there are securities authorized for issuance under any equity compensation plansLitFundingLitFundingLitFunding. LitFunding Corp adopted the employee stock option plan from RP Entertainment Inc. See S8 filed on September 10, 2003.

We participate in the OTC Bulletin Board, an electronic quotation medium for securities traded outside of the Nasdaq Stock Market, and prices for our common stock are published on the OTC Bulletin Board under the trading symbol "LFDG". This market is extremely limited and the prices quoted are not a reliable indication of the value of our common stock. As of May 21, 2004, there have been very few and limited trades in the LitFunding Corp common stock.

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


/s/      EPSTEIN, WEBER & CONOVER, PLC
         Scottsdale, Arizona
         MAY 12, 2004

LITFUNDING, CORP.
(DEBTOR-IN-POSSESSION)
CONSOLIDATED BALANCE SHEET AT DECEMBER 31, 2003

ASSETS
   Cash and cash equivalents                                                   $         51,676
   Accounts receivable, net                                                             740,103
   Contingent advances less reserve for unsuccessful
        resolutions of lawsuit of  $2,909,467                                         9,722,883
   Property and equipment, net of accumulated depreciation of $41,363                    83,801
   Other assets                                                                          19,435
                                                                               -----------------
TOTAL ASSETS                                                                   $     10,617,898
                                                                               =================


LIABILITIES AND STOCKHOLDERS' DEFICIT:

  Accounts payable                                                             $        601,100
  Accrued liabilities                                                                   184,766
  Investor participation obligations                                                 18,814,550
  Lease payable                                                                          25,248
  Interest payable                                                                    5,878,229
  Debentures                                                                            200,000

                                                                               -----------------
      Total liabilities                                                              25,703,893
                                                                               -----------------

STOCKHOLDERS' DEFICIT:


Preferred stock, par value $0.001, 10,000,000 shares                                          -
     authorized, none issued and outstanding
   Common stock,$0.001 par value, 50,000,000 shares
     authorized, 9,410,850 issued and outstanding                                         9,411

   Additional paid-in capital                                                         3,605,900

   Accumulated deficit                                                              (18,701,306)
                                                                               -----------------
      Total stockholders' equity                                                    (15,085,995)
                                                                               -----------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                    $     10,617,898
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


Date: September 15, 2004
                                  LitFunding Corp (Debtor in Possession)


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

/s/  Morton Reed                      September 15, 2004
---------------------------
Morton Reed,
President and Chairman of the Board

/s/  David Cohen                      September 15, 2004
---------------------------
David Cohen
Chief Financial officer and Secretary