Form 10QSB/A
period 2004-03-31
LITFUNDING CORP
filed 2004-09-21
CIK 1142488

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. As of May 21, 2004, there were 9,410,850 shares of the issuer's $.001 par value common stock issued and outstanding. As of May 21, 2004, there were no shares of the issuer's preferred stock issued and outstanding.

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

Transitional Small Business Disclosure Format (Check One):   Yes    No  (x)

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


LITFUNDING, CORP.
(Debtor-in-Possession)
Consolidated Balance Sheet at March 31, 2004 (UNAUDITED)

ASSETS
   Cash and cash equivalents                                                                 $          36,393
   Accounts receivable, net of allowance for doubtful accounts of $633,921                             950,882
   Contingent advances less reserve for unsuccessful
        resolutions of lawsuit of $2,937,574                                                         8,812,726
   Property and equipment, net of accumulated depreciation of $49,196                                   75,971
   Other assets                                                                                         19,435
                                                                                             ------------------
TOTAL ASSETS                                                                                 $       9,895,407
                                                                                             ==================

LIABILITIES AND STOCKHOLDERS' DEFICIT:
 Liabilities Not Subject to Compromise -
  Accounts payable                                                                           $         126,736
  Accrued liabilities                                                                                  247,870
                                                                                             ------------------
     Total liabilities not subject to compromise                                                       374,606
                                                                                             ------------------

 Liabilities Subject to Compromise -
  Investor participation obligations                                                                18,814,550
  Trade and other miscellaneous claims                                                                 666,362
  Lease payable                                                                                         23,245
  Interest payable                                                                                   6,818,957
  Debentures                                                                                           200,000
                                                                                             ------------------
     Total liabilities subject to compromise                                                        26,523,114

                                                                                             ------------------
      Total liabilities                                                                             26,897,720
                                                                                             ------------------

STOCKHOLDERS' DEFICIT:

   Preferred stock, par value $0.001, 10,000,000 shares
     authorized, none issued and outstanding                                                                 -

   Common stock,$0.001 par value, 50,000,000 shares
     authorized, 9,410,850 issued and outstanding                                                        9,411

   Additional paid-in capital                                                                        3,605,900
   Accumulated deficit                                                                             (20,617,624)
                                                                                             ------------------
      Total stockholders' equity                                                                   (17,002,313)
                                                                                             ------------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                                  $       9,895,407
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