Form 10QSB/A
period 2004-06-30
LITFUNDING CORP
filed 2004-09-21
CIK 1142488

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


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. As of August 13, 2004, there were 9,816,985 of the issuer's $.001 par value common stock issued and outstanding. As of August 13, 2004, there were no shares of the issuer's preferred stock issued and outstanding.


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

   Preferred stock, $0.001 par value, 10,000,000 shares
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