Form 10QSB
period 2004-09-30
LITFUNDING CORP
filed 2004-11-22
CIK 1142488

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB




(X)QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

( )TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934 For the transition period from              to
                                           -------------    ----------------

Commission File Number: 000-49679


                                LitFunding Corp.
                                ----------------
             (Exact name of registrant as specified in its charter)

Nevada                                                               93-1221399
------
(State of incorporation or                      (I.R.S. Employer Identification
organization)                                                              No.)

3760 Pecos McLeod Dr. Suite 14, Las Vegas, NV                             89121
---------------------------------------------                             -----
(Address of principal executive offices)                             (Zip Code)

                                  702 317 1610
                                  ------------
              (Registrant's Telephone Number, Including Area Code)



Check whether the issuer filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject
to such filing requirements for the past 90 days.   Yes (x)   No  ( )


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. As of November 3, 2004, there were 11,467,333 of the issuer's $.001 par value common stock issued and outstanding. Of these, 100,000 shares are to be cancelled pursuant to a change in the agreement underlying their issuance.


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

Transitional Small Business Disclosure Format (Check One):   Yes    No  (x)

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

LITFUNDING, CORP.

Consolidated Balance Sheet at September 30, 2004 (UNAUDITED)

ASSETS
   Cash and cash equivalents                                                                $          307,514
   Accounts receivable, net of allowance for doubtful accounts of $923,995                           1,385,992
   Contingent advances less reserve for unsuccessful
        resolutions of lawsuit of $2,861,074                                                         8,639,226
   Property and equipment, net of accumulated depreciation of $58,874                                   60,065
   Other assets                                                                                          9,579
                                                                                             ------------------
TOTAL ASSETS                                                                                       $10,402,376
                                                                                             ==================

LIABILITIES AND STOCKHOLDERS' DEFICIT:
 Liabilities Not Subject to Compromise -
  Accounts payable                                                                          $          352,451
  Accrued liabilities                                                                                  371,874
  Notes payable                                                                                         25,000
  Investor participation obligations                                                                   175,000
                                                                                             ------------------
     Total liabilities not subject to compromise                                                       924,325
                                                                                             ------------------

 Liabilities Subject to Compromise -
  IEP plan note                                                                                     26,275,709
  Trade and other miscellaneous claims                                                                 539,772
  IEP plan note interest                                                                             1,751,713
  Debentures                                                                                           200,000
                                                                                             ------------------
     Total liabilities subject to compromise                                                        28,767,194

                                                                                             ------------------
      Total liabilities                                                                             29,691,519
                                                                                             ------------------

STOCKHOLDERS' DEFICIT:
   Preferred stock, $0.001 par value, 10,000,000 shares
     authorized, none issued and outstanding                                                                 -
   Common stock,$0.001 par value, 50,000,000 shares
     authorized, 9,812,447 issued and outstanding                                                        9,812
   Additional paid-in capital                                                                        3,685,819
   Accumulated deficit                                                                             (22,984,774)
                                                                                             ------------------
      Total stockholders' deficit                                                                  (19,289,143)
                                                                                             ------------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                                 $       10,402,376
                                                                                             ==================




   The accompanying notes are an integral part of these unaudited consolidated financial statements.

LITFUNDING CORP.

Consolidated Statements of Operations for the Three and Nine Month Periods ended September 30, 2004 and 2003 (UNAUDITED)




                                                               THREE MONTHS                           NINE MONTHS
                                                             ENDED SEPTEMBER 30                    ENDED SEPTEMBER 30
                                                          2004              2003                 2004              2003
                                                     ----------------  ----------------     ----------------  ---------------
NET REVENUE                                          $       283,805   $       134,505      $     2,099,484   $    1,095,823

OPERATING EXPENSES
   Selling                                                    28,301           498,809               28,301          923,029
   Reserve for doubtful accounts receivable                  194,606           520,428              840,689          779,749
   General and administrative expenses                       122,320           727,776            2,119,188        2,777,113
                                                     ----------------  ----------------     ----------------  ---------------
     Total expenses                                          345,227         1,747,013            2,988,178        4,479,891
                                                     ----------------  ----------------     ----------------  ---------------

LOSS FROM OPERATIONS                                         (61,422)       (1,612,508)            (888,694)      (3,384,068)

OTHER (INCOME) AND EXPENSES
   Interest (expense), net of interest income             (1,319,471)         (952,084)          (3,352,828)      (2,858,731)
   Rental income                                                   -                 -                6,609                -
  Other income (expense)                                      17,188                 -               91,446                -
                                                     ----------------  ----------------     ----------------  ---------------
     Total other income (expenses)                        (1,302,283)         (952,084)          (3,254,773)      (2,858,731)
                                                     ----------------  ----------------     ----------------  ---------------
(LOSS) BEFORE REORGANIZATION
ITEMS AND INCOME TAXES                                    (1,363,705)       (2,564,592)          (4,143,467)      (6,242,799)

REORGANIZATION ITEMS
Professional fees                                                  -                 -             (140,000)               -
                                                     ----------------  ----------------     ----------------  ---------------

(LOSS) INCOME BEFORE INCOME TAXES                         (1,363,705)       (2,564,592)          (4,283,467)      (6,242,799)

INCOME TAX (BENEFIT) PROVISION                                     -                 -                    -            1,600
                                                     ----------------  ----------------     ----------------  ---------------

NET INCOME (LOSS)                                    $    (1,363,705)  $    (2,564,592)     $    (4,283,467)  $   (6,244,399)
                                                     ================  ================     ================  ===============

NET (LOSS) PER SHARE
   Basic                                             $         (0.14)  $         (0.28)     $         (0.45)  $        (0.73)
                                                     ================  ================     ================  ===============
   Diluted                                           $         (0.14)  $         (0.28)     $         (0.45)  $        (0.73)
                                                     ================  ================     ================  ===============

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING
   Basic                                                   9,681,491         9,165,250            9,501,722        8,591,532
                                                     ================  ================     ================  ===============
   Diluted                                                 9,681,491         9,165,250            9,501,722        8,591,532
                                                     ================  ================     ================  ===============







   The accompanying notes are an integral part of these unaudited consolidated financial statements.

LITFUNDING CORP.

Consolidated Statements of Cash Flows for the
Nine Month Periods Ended September 30, 2004 and 2003 (UNAUDITED)



CASH FLOWS FROM OPERATING ACTIVITIES:                                         2004              2003
  Net loss                                                               $    (4,283,467)  $    (6,244,399)
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
  Depreciation and amortization                                                   20,128            23,955
  Reserve for unsuccessful resolution of lawsuits                                (48,393)          779,749
  Shares issued for compensation                                                       -            89,500
  Shares issued to creditors                                                      80,320
  Reserve for bad debts                                                          435,920                 -
  Gain on discount of pre-petition debt                                          (74,258)                -
  Loss on disposal of assets                                                       6,155
  Gain on forgiveness of debt                                                    (20,734)
  Deferred compensation                                                                -            29,250
  Changes in assets and liabilities:
    Trade and other accounts receivable                                       (1,081,809)          342,136
    Contingent advances                                                        1,132,050           525,978
    Prepaid commissions on contingent advances                                         -           871,699
    Deposits and other assets                                                      9,856             5,604
    Accounts payable and accrued expenses                                         12,716           411,765
    Interest payable                                                           1,582,930         2,717,770
    IEP note accrued interest                                                  1,751,713                 -
    Trade and other claims subject to compromise                                 539,772
                                                                         ----------------------------------
          Net cash provided by (used in) operating activities                     62,899          (446,993)
                                                                         ----------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Receipt of cash on acquisition                                                       -            25,000
  Purchases of property and equipment                                             (2,547)          (15,899)
                                                                         ----------------  ----------------
          Net cash used in investing activities                                   (2,547)            9,101
                                                                         ----------------  ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from investor participation borrowings                                175,000           118,507
  Acquisition of treasury stock                                                        -            (7,000)
  Proceeds from note payable                                                      25,000
  Principal payments on capital lease obligations                                 (4,514)                -
  Debenture                                                                            -            70,000
                                                                         ----------------------------------
          Net cash  provided by financing activities                             195,486           181,507
                                                                         ----------------  ----------------

INCREASE (DECREASE) IN CASH                                                      255,838          (256,385)
                                                                                       -
CASH, BEGINNING OF PERIOD                                                         51,676           274,715
                                                                         ----------------  ----------------

CASH, END OF PERIOD                                                      $       307,514   $        18,330
                                                                         ================  ================






  The accompanying notes are an integral part of these unaudited consolidated financial statements.




LITFUNDING CORP.

Consolidated Statements of Cash Flows for the
Nine Month Periods Ended September 30, 2004 and 2003 (UNAUDITED), continued




SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:                             2004              2003
                                                                         ----------------  ----------------

         Income tax paid                                                 $             -   $         1,600
                                                                         ================  ================
         Interest paid                                                   $         8,975   $       123,262
                                                                         ================  ================


SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
FINANCING ACTIVITIES:
       Assets acquired under capital lease obligation                    $             -   $        27,001
                                                                         ================  ================
       Note payable issued for relief of debt and interest payable       $    26,275,709   $             -
                                                                         ================  ================
       Accrued interest added to bankruptcy liabilities                  $     1,751,713   $             -
                                                                         ================  ================
       Issuance of shares for compensation                               $             -   $        89,500
                                                                         ================  ================
       Shares issued to creditors                                        $        80,320   $             -
                                                                         ================  ================





  The accompanying notes are an integral part of these unaudited consolidated financial statements.

NOTE 1: ORGANIZATION AND BASIS OF PRESENTATION

LitFunding Corp. ("The Company") was incorporated in the state of Nevada under its original name of RP Entertainment. The Company serves as a holding company for its wholly owned subsidiaries, California LitFunding ("California LitFunding"), LitFunding USA, and E.Evolution Expeditions,Inc. (together the Company, LitFunding USA and California LitFunding are referred to herein as the "LitFunding Companies"). All operations of the Companies are conducted through California LitFunding California LitFunding owns substantially all of operating assets, employs all of the personnel, and pays the obligations of the LitFunding Companies. LitFunding USA will assume all operations in the last quarter of 2004. The Company's board of directors intends to spin off E.Evolution Expeditions, Inc. to the Company's shareholders in the fourth quarter of 2004. Litfunding USA, formed March 22, 2004, has itself formed and become the managing member of two wholly owned Limited Liability Companies, LFC 100, LLC and LFC 101, LLC formed July 28 and August 5, 2004, respectively, whose purpose is investing in litigation recoveries by advancing capital to various law firms.

California Litfunding is the successor-in-interest by merger to the "LitFunding Corp., a California corporation ("Litfunding I"). This merger resulted in the two entity corporate structure that now exists. LitFunding I began investing in litigation recoveries in 2000, by raising capital and advancing this capital to various law firms pursuant to "Settlement Agreements". These Settlement Agreements provide that the funds advanced shall be repaid, plus a fee, when the lawsuits referenced in the agreement ultimately settle. The exact amount of the fee payable on the funds advanced depends upon the length of time the funds are outstanding, up to a fixed limit. Pursuant to the terms of the Settlement Agreements, California Litfunding's contractual right to payment (as successor to LitFunding I) is limited to the funds ultimately paid to the law firm from the specified lawsuit, or lawsuits, in which the funds are invested or expended.

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

The Company incurred material net losses for the nine months ended September 30, 2004 and liabilities exceeded assets by approximately $19,000,000 at September 30, 2004. As discussed in Note 3, the Company has entered into a Chapter 11 Plan of Reorganization under the United States Bankruptcy Code. The ability of the Company to continue as a going concern is dependent upon successful operation under the bankruptcy plan, obtaining additional capital and financing, and generating positive cash flow from operations. The Company intends to seek additional capital either through debt or equity offerings and believes that increased volume and reduction in its lead time to finance and collect on funded cases will ultimately lead to profitability and positive cash flows. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash includes all short-term highly liquid investments that are readily convertible to known amounts of cash and have original maturities of twelve months or less. At times cash deposits may exceed government insured limits. At September 30, 2004, cash deposits exceeded those limits by approximately $140,000.

The statement of cash flows for the period ended September 30, 2004, includes an increase in accounts payable and accrued expenses of $415,000 related to professional fees associated with the Reorganization. The Company had expenditures of $125,500 and $180,000 related to the Reorganization professional fees during the nine month period ended September 30, 2004.

Principles of consolidation: The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, California LitFunding, Litfunding USA, Inc., LFC 100, LLC, LFC 101, LLC and E.Evolution Expeditions. All significant intercompany accounts and transactions have been eliminated.

Property and equipment is stated at cost less accumulated depreciation. Depreciation is recorded on a straight-line basis over the estimated useful lives of the assets ranging from 3 to 5 years. Depreciation expense for the three and nine months ended September 30, 2004 was $6,628 and $20,128.

Revenue recognition -The Company recognizes revenues earned in relation to the fees charges on the contingent advances upon successful resolution of the funded lawsuit. In accordance with the guidelines of Staff Accounting Bulletin (SAB) 101 and 104 and Statement of Financial Accounting Concepts (SFAC) No. 5, upon successful resolution of the lawsuit, including appeals, the fees become realizable and earned. At this time the fee is determinable and the collection ensured.

Income taxes - The Company provides for income taxes based on the provisions of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, which, among other things, requires that recognition of deferred income taxes be measured by the provisions of enacted tax laws in effect at the date of financial statements. The company is a cash basis tax payer.

Financial Instruments - Financial instruments consist primarily of cash, accounts receivable, contingent advances, and obligations under accounts payable, accrued expenses, notes payable, debentures and the IEP plan note. The carrying amounts of cash, accounts receivable, accounts payable and accrued expenses approximate fair value because of the short maturity of those instruments. The carrying value of the Company's contingent advances approximate fair value because the Company provides allowances for any estimated uncollectible amounts (see Note 4). The carrying value of notes payable and debentures approximate fair value because they contain market value interest rates and have specified repayment terms. The investor participation obligations are carried at the expected repayment amounts as determined by the individual contracts and most recently at the expected amounts allowed through the bankruptcy proceedings. Obligations under capital leases approximate fair value because the original balances approximated the fair value of the underlying equipment at the time the obligations were incurred. The Company has applied certain assumptions in estimating these fair values. The use of different assumptions or methodologies may have a material effect on the estimates of fair values.

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


NOTE 3: BANKRUPTCY PETITION AND REORGANIZATION

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

     In February of 2004, the litigation relating to the involuntary petition was settled. The settlement reached by and among the Company and the petitioning creditors has been incorporated into a reorganization plan that was confirmed at a court hearing on May 26, 2004 and became effective on June 17th, 2004.

    California Litfunding, as the operating entity, holds title to substantially all of the assets of the LitFunding Companies. The core assets within California Litfunding, and those with most of the value, are the Settlement Agreements. A total of approximately $18.6 million dollars was invested through the Settlement Agreements, approximately $9.2 million dollars in fees and principal have been recovered, approximately $2.2 million dollars are receivable, and approximately $2.1 million dollars in losses have been suffered. A principal balance of approximately $11.2 million dollars remains.

    Based upon the current status of the underlying lawsuits, the Company projects that between $25.0 million and $30.0 million dollars will be collected over the next three years on the lawsuits subject to Settlement Agreements.

The Company's primary liabilities are summarized in the following paragraphs:

          A. Administrative and Priority Claims. The claims within this class total approximately $360,000 through September 30, 2004. Most of this amount represents the fees and costs payable to the LitFunding Companies' general insolvency counsel, Winthrop Couchot, P.C. The balance represents sums owed to accountants, and approximately $10,000 in priority wages owed to two officers of the LitFunding Companies;

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

          E. IEP Claims. Pursuant to the Settlement Agreement entered into by and between The Company and the IEP petitioning creditors, each and every claim held by the IEP petitioning creditors has been fixed in the Plan. The totality of all claims held by the IEP petitioning creditors has been incorporated into the Plan Note. The Plan Note has an opening balance of $26,275,709 as of May 1, 2004. Except as set forth in the Plan of Reorganization, the Debtors are not responsible for payment of the indebtedness and the creditors can only look to the specific collateral granted in the note for repayment of the note. Collateral does not extend to any Settlement Agreements entered into after February 26, 2004.

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

The Company intends to repay all obligations in full. However, the Company has rejected capital lease and an operating lease. Claims are impaired as that termed is used in the Bankruptcy Code because obligations will be paid out over specified long term periods different from the original terms of the agreements. However, for accounting purposes, the Company does not believe any of the obligations are compromised at September 30, 2004, based on the expected amount of allowed claims.

NOTE 4: ACCOUNTS RECEIVABLE AND CONTINGENT ADVANCES

Accounts receivable represents unpaid amounts due for the return on contingent advances and fees earned on cases in which there have been positive resolutions. Allowances for bad debts amounted to $923,995 as of September 30, 2004.

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

Management estimates the net realizable value of contingent advances by periodically reviewing the progress of the cases with the attorneys trying them and past experience with similar cases. Management believes that on a portfolio wide basis, the Company has historically achieved a success rate of approximately 85% on cases that it has funded. This success rate may have been materially affected by the bankruptcy litigation in that the Company has had to institute several law suits against attorneys that took advantage of the litigation to not meet their obligations. Management monitors all cases and provides an allowance if it believes that any advances have been impaired. At September 30, 2004, there were contingent advances outstanding of $11,500,300 and a corresponding impairment allowance of $2,861,074.


NOTE 5: INVESTOR EQUITY PARTICIPATION OBLIGATIONS

The Company has raised capital to enable it to engage in the practice of funding the contingent advances by entering into so called Investor Equity Participation ("IEP") agreements. These agreements, the nature of which has been redefined and fixed as part of plan of reorganization, and the totality of all claims held by the IEP petitioning creditors has been incorporated into the Plan Note. The Plan Note had an opening balance of $26,275,709 as of May 1, 2004 and as of May 1, 2004 included an approximate $2,000,000 from the cancelled sale of stock and a predetermined retroactive return. This Plan note accrues interest at 20% per annum, and interest accrued on this note in the three and nine months ended September 30, 2004 was $1,313,785 and $1,751,713, respectively. Under the bankruptcy plan these obligations are to be repaid only to the extent the Company successfully collects funds from accounts receivable and contingent advances that were entered into and up to February 26, 2004. There is no other recourse. There is no specific schedule of repayment but the Company anticipates collections to be adequate to fully repay the IEP Note

In the three months ended September 30, 2004, the Company obtained new fundings of $175,000 that are presently structured as debt obligations. The Company and the investors are structuring the fundings in a manner that will result in the obligations only being repaid upon a successful resolution to the legal cases for which the fundings were advanced. Under these terms, the participant lender would be repaid the principal obligation plus 50% of the Company's remaining proceeds of the award upon successful resolution of the case. The structure is also anticipated to have no recourse to the Company should the case being funded, have an unsuccessful resolution, in that instance, the Company would not be obligated to the repay the original principal balance of the investment.

NOTE 6: DEBENTURES AND NOTE PAYABLE

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

During the three months ended September 30, 2004, the Company issued a $25,000 note payable. This note accrues interest at 10% and is due when certain performance criteria are met.

NOTE 7: STOCKHOLDERS' DEFICIT

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

During the nine months ended September 30, 2004 and 2003, the Company granted -850,000 and 100,000 stock options to officers and employees. The exercise price of these options is $0.10 per share. They vest immediately and expire in three years.

In July, 2004, in accordance with the Plan of reorganization, the Company issued approximately 400,000 ordinary shares to general creditors of the company.

NOTE 8: COMMITMENTS AND CONTINGENCIES

The Company is a defendant in several matters in litigation, many of which are in the normal course of business, including litigation for refunds of funds invested. The Company believes these suits are without merit and intends to defend these litigations in court of law.

The Company is involved in a suit alleging breach of contract, fraud, conspiracy and defamation. The claimants allege there was a finder's fee agreement between them and the founding officers/shareholders of the Company. The Company's position is that there was a negotiated agreement with the claimants that was honored. The claimants allege damages of $16 million. A hearing on objections to theses claims was heard on May 24, 2004 and an Order entered on October 28, 2004. Both claimants' claims for money were disallowed. Claims based upon a claim of debt or payment of money and/or claims for additional common stock were temporarily disallowed pending further hearings. Claimants have filed adversary complaints seeking the same relief. Motions to dismiss will be heard in February 2005. State claims for the same relief are pending but stayed. They are subject to res judicata dismissal upon conclusion of Federal proceedings.
..

The Company believes that all alleged claims will be settled through the bankruptcy court.

The Company has rejected the operating and capital leases through the bankruptcy proceeding.

NOTE 9: NET LOSS PER SHARE

Net loss per share is calculated using the weighted average number of shares of common stock outstanding during the period. Options to purchase 2,332,500 common shares were not considered in the calculation for diluted earnings per share for the nine month period ended September 30, 2004 because the effect of their inclusion would be anti-dilutive.

A summary of the net loss per share calculation for the nine month periods ended September 30, is presented below:

                                                2004                        2003
                                  ----------------- ------------- --------- -------------- ------------- --------
                                                                    Per                                    Per
                                   Income (Loss)       Shares      share    Income (Loss)     Shares      share
                                  ----------------- ------------- --------- -------------- ------------- --------
Net (Loss) Income                 $  (4,283,467)                            $(6,244,399)
Preferred stock dividends               (-0-)                                    (-0-)

BASIC EARNINGS PER SHARE

Loss available to common
stockholders                      $  (4,283,467)    9,501,722     $(0.45)   $(6,244,399)   8,591,532     $(0.73)

Effect of dilutive securities           N/A                                                                N/A


DILUTED EARNINGS PER SHARE        $  (4,283,467)    9,501,722     $(0.45)   $(6,244,399)   8,591,532     $(0.73)


NOTE 10: CONCENTRATION OF CREDIT RISK

The Company maintains cash balances at banks in California. Accounts are insured by the Federal Deposit Insurance Corporation up to $100,000. At times, the Company's cash balances may exceed insured limits. At September 30, 2004, the Company exceeded those limits by approximately $140,000.

Financial instruments that potentially subject the Company to concentrations of credit risk are primarily contingent advances and trade accounts receivable. The trade accounts receivable are due primarily from customers concentrated in California.

The Company's contingent advances are generally due from clients when the litigating case in question is settled favorably. Substantially all cases are being tried by lawyers in the state of California. Monies invested by the Company plus fees become part of the Companies accounts receivable and are due at that time less any settlement discount. The contingent advances balance at September 30, 2004 is comprised of numerous debtors. However, one debtor represents approximately 58% of the total balance at September 30, 2004. No other single note or debtor comprises greater than 10% of the total balance at September 30, 2004.

NOTE 11:  SUBSEQUENT EVENTS

On October 6, 2004, the Company announced that it had signed an additional non -binding letter of intent for a multi-stage $2.5 million dollar round of funding, for the purpose of funding litigation cases.


On November 2, 2004 The Company completed a previously announced stock dividend of one share for each ten shares of common stock held by stockholders of record as of the close of business on October 28, 2004. Fractional shares were rounded up. The dividend increased the total number of shares outstanding to 11,467,333.


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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES. Our Management's Discussion and Analysis of Financial Condition and Results of Operations section discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in our Quarterly Report on Form 10-QSB for the period ended September 30, 2004. We do not anticipate material changes in the carrying value of the Company's assets and liabilities as a result of the bankruptcy proceeding. It is possible that the classification and amount of the IEP obligations may change as a result of future negotiation. There may also be changes as disputed claims are resolved.

LitFunding Corp. (we, or "the Company") was incorporated in the state of Nevada under its original name of RP Entertainment. The Company serves as a holding company for its wholly owned subsidiaries, California LitFunding ("California LitFunding"), LitFunding USA, and E.Evolution Expeditions,Inc. (together the Company, LitFunding USA and California LitFunding are referred to herein as the "LitFunding Companies"). All operations of the Companies are conducted through California LitFunding. California. LitFunding owns substantially all of operating assets, employs all of the personnel, and pays the obligations of the LitFunding Companies. During the fourth quarter of 2004, LitFunding USA will begin assuming all of our future operations. The Company's board of directors intends to spin off E.Evolution Expeditions, Inc. to the Company's shareholders in the fourth quarter of 2004. Litfunding USA, formed March 22, 2004, has itself formed and become the managing member of two wholly owned Limited Liability Companies, LFC 100, LLC and LFC 101, LLC formed July 28 and August 5, 2004, respectively, whose purpose is investing in litigation recoveries by advancing capital to various law firms.

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

As a result of the merger transaction with us, the former LitFunding I stockholders obtained control of our voting stock. For financial accounting purposes, the acquisition was treated as a reverse acquisition by California LitFunding, under the purchase method of accounting, and was treated as a recapitalization with California LitFunding as the acquirer. Accordingly, the historical financial statements have been restated after giving effect to their January 23, 2003, acquisition of us. The financial statements have been prepared to give retroactive effect to January 1, 2002, of the reverse acquisition completed on January 23, 2003, and represent the operations of California LitFunding. Consistent with reverse acquisition accounting: (i) all of California LitFunding's assets, liabilities, and accumulated deficit, are reflected at their combined historical cost (as the accounting acquirer) and
(ii) our preexisting outstanding shares (the accounting acquiree) are reflected at their net asset value as if issued on January 23, 2003. We do own one other dormant subsidiary besides California LitFunding and LitFunding USA. E.Evolution Expeditions, a Nevada company was previously formed on February 25, 2000 by RP Entertainment (now LitFunding Corp. discussed above). LitFunding USA was formed on March 22, 2004 expressly for the purpose of restarting business and has itself formed and become the managing member of two wholly owned Limited Liability Companies, LFC 100, LLC and LFC 101, LLC whose purpose has been to begin investing in litigation recoveries by advancing capital to various law firms.

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

We incurred material net losses for the Nine months ended September 30, 2004 and liabilities exceed assets by approximately $19.2 million at September 30, 2004. As discussed in Note 3 to the financial statements, we did enter into a Chapter 11 Plan of Reorganization under the United States Bankruptcy Code. Our ability to continue as a going concern was dependent upon successful confirmation and operation under the bankruptcy plan, and remains dependent upon obtaining additional capital and financing and generating positive cash flow from operations. We intend to seek additional capital either through debt or equity offerings and believe that increased volume and reduction in our lead time to finance and collect on funded cases will ultimately lead to profitability and positive cash flows. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should we be unable to continue as a going concern.

In February 2004, we entered into a settlement agreement with the petitioning creditors. The terms of this settlement are currently incorporated and made a part of, our Joint Chapter 11 Plan of Reorganization and a confirmation hearing for that plan was held and approved on May 26, 2004 and became effective on June 17, 2004. The Settlement Agreement provides, among other things, for the dismissal of all litigation between the parties promptly after the confirmation of the reorganization Plan. This resolution will bring to a close of over thirteen months of acrimonious, debilitating and expensive litigation between the parties and will allow us to restart the business which was effectively stalled and damaged by the litigation. An integral part of our prospective business plan involves raising additional funds for investment in lawsuits. Since different segments of the capital markets may desire different investment structures and investment vehicles, we cannot predict exactly how funds will be invested with us after the effective date of the reorganization plan in each instance. Initially, we anticipate that the new funding will be obtained from private parties and investment groups, and that this funding will be in the form of loans. We have restarted the business using LitFunding USA, a new subsidiary formed in March of 2004 specifically for this purpose. LitFunding USA received a non binding letter of Intent for just this purpose in the amount of $2,500,000 on August 5, 2004 and a further non binding letter of intent for an additional $2,500,000 on September 29, 2004. The financing party will be granted a first priority lien on all of the lawsuits that they invest in. Once the obligations owed to the capital source are satisfied, LitFunding USA will receive the balance of the distributions.

LIQUIDITY AND CAPITAL RESOURCES.

Our principal capital requirements during the year 2004 are to fund the internal operations, pay for the defense of the litigation described in Part II, Item 1, below and fund the restart of the business subsequent to the confirmation of the reorganization plan. We had approximately $300,000 in cash on hand at September 30, 2004 and approximately 2.3 million in receivables including fees and principal resulting from the resolution of cases funded. Approximately $11.5 million dollars in principal remain outstanding on advances made related to cases for which there has not yet been resolution. We anticipate that when collected, the gross value of this principal plus earned fees will range between $25 and $30 million. Our largest liability is a $26,275,709 note that was defined and fixed as part of our plan of reorganization. Under the bankruptcy plan, this obligation together with the interest that it accrues at 20% per annum, are to be repaid only to the extent that the Company successfully collects funds from accounts receivable and contingent advances that were entered into up to and including February 26, 2004. There is no other recourse to the Company or its affiliates. There is no specific schedule of repayment but the Company anticipates collections to be adequate to fully repay this note. In the three months ended September 30, 2004, we obtained new fundings of $175,000 that are presently structured as debt, under the terms of a non-binding letter of intent in the amount of $2.5 million. That letter of intent was disclosed and discussed in previous filings. A similar letter of intent from another investor was reported in a filing on October 6, 2004, bringing the total funds available to the Company under these letters of intent to $5 million, at the time of this filing. The Company and the investors are structuring the fundings in a manner that will result in the obligations only being repaid upon the successful resolution to the cases for which the fundings were advanced. Under these terms, the participant lender would be repaid the principal obligation plus 50% of the Company's remaining proceeds of the award upon successful resolution of the cases. Although we have cash of approximately $300,000 as of September 30, 2004, it is the opinion of management, that the available funds will not satisfy our working capital requirements for the next twelve months. Nevertheless, we believe our reorganization plan does provide for sufficient revenue to sustain operations. Our forecast for the period for which our financial resources will be adequate to support our operations involves significant risks and uncertainties and actual results could fail as a result of a number of factors. We plan to raise necessary funds by selling shares of our common stock or through the sale of interest bearing debentures to selected investors or a combination of these.

We will also consider establishing relationships with selected business partners whose contributions include necessary cash. As discussed below, we believe that we will generate sufficient cash flow to make payments on the bankruptcy liabilities in accordance with the Plan.

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004.

REVENUES AND RESULTS OF OPERATIONS.

As shown in the accompanying financial statements, we had gross revenues of $ 2,099,404 and incurred a net loss of $4,283,467 for the nine months ended September 30, 2004 as compared to gross revenues of $ 1,095,823 and a net loss of $ 6,244,399 for the same period in 2003. The increase in revenues in 2004 compared to 2003 is primarily attributable to more cases reaching resolution and to the cessation of litigation after confirmation of the Plan of Reorganization thereby making it easier to collect funds from clients who we believe previously tried to use the bankruptcy litigation as a way to avoid communicating with the Company and a way to avoid paying their obligations. Similarly, the decrease in losses in 2004 as opposed to 2003 reflect the fact that fewer legal bills and expenses were generated and the fact that we significantly reduced operations in an effort to sustain resources for the bankruptcy litigation. Because of the bankruptcy proceedings, we were forced to curtail our marketing activities. Our operating cycle is typically longer than one year. We anticipate lower revenue volumes in the near term as we begin our fund raising efforts and begin the booking of new advances on cases. Our total liabilities exceeded our total assets by $19,289,143 at September 30, 2004. As discussed in Note Five to the financial statements, the largest portion of our liabilities relate to an approximate $26.3 million note arising from the reorganization plan. This Note has no specific schedule of repayment and we are required to repay only to the extent the Company successfully collects funds from accounts receivable and contingent advances that we entered into and up until February 26, 2004. The holders of this Note have no other recourse to the Company for repayment. Further, in the ordinary course of events, this would raise substantial doubt about our ability to continue as a going concern. However, we believe that it is important to note that we recognize revenue from advances only when a case has been resolved and when we are reasonably confident that fees calculated will in fact be realized. As of the nine months ended September 30, 2004, if we made no further advances to plaintiffs or their attorneys, our management estimates that we can reasonably expect to collect approximately $25 to $30 million in fees and return of principal over the next 12-24 months from open cases. The estimate is based on historical performance and other factors affecting each case. The litigation that resulted in the filings under the Chapter 11 statutes has directly affected our ability to collect on receivables primarily because some clients felt emboldened by the overarching threat of dissolution during that time to challenge their obligations to pay amounts due to us. This has resulted in the filing of numerous lawsuits in the Federal Bankruptcy Court. Strenuous legal collection activity seems to have stemmed this trend and we are having success in collecting on judgments from previously recalcitrant clients. Some of those clients felt that it would be advantageous to try to negotiate with a trustee to pay pennies on the dollar if anything at all.

OPERATING EXPENSES.

OPERATING ACTIVITIES: During the nine months ended September 30, 2004, net cash provided by operating activities increased by $62,899, compared to net cash used in operating activities of $446,993 during the same period in 2003. The increase in net cash provided by operating activities resulted primarily because of the successful confirmation of the reorganization plan and significant slow down in operations as we devoted our energy and resources to restructuring the Company. Expenses related to the reorganization accumulated to more than $480,000. Other factors include the successful collection of accounts receivable that we previously considered lost. Selling expenses of $28,301 showed a significant decrease for the nine months ended September 30, 2004 compared to selling expenses of $923,029 during the same period in 2003. This was largely attributable to the fact that no new business could be solicited during the bankruptcy litigation and, additionally, to the fact some selling expenses that were capitalized in 2003 were written off in the nine months ended September 30, 2003. The lower general and administrative expenses of approximately $2.1 million for the nine months ended September 30, 2004, compared to approximately $2.8 million dollars in the same period in 2003, reflects the slow down in operations and reduction in overhead as we conserved resources to defend ourselves during the bankruptcy litigation. The increase in interest expense for the nine months ended September 30, 2004 compared to the similar period in 2003 reflects the interest accrued on the approximately $26 million IEP note discussed above.

The reduced operating expenses shown for the three months ended September 30, 2004 compared to a similar period in 2003 reflect the sharply curtailed operations resulting from the bankruptcy litigation. The restart of operations following the Confirmation of the Plan of Reorganization did not yet have a material effect on these expenses for the period ended September 30, 2004. The increase in revenues for the Three month period ended September 30, 2004 compared to the three months ended September 30, 2003 reflects more cases settling, improved communication with clients that were previously recalcitrant and strenuous collection activities following the confirmation of the Reorganization Plan.

OUR PLAN OF OPERATION FOR THE NEXT TWELVE MONTHS. To effectuate our business plan during the next twelve months, we must restart the marketing of our products and increase our product offerings. Demand for financing continues to remain strong and we have a backlog of requests for advances that we look forward to begin satisfying as soon as we have secured new capital or financing. On August 5, 2004 and September 29, 2004 we received separate non-binding letters of intent for new financing totaling $5,000,000 and we are aggressively pursuing other funding opportunities that have been presented to management. Concurrently, effective October 8, 2004 we moved operations to the State of

Nevada to take advantage of the prevailing tax structure, business climate and commercial lending laws in that state. Additionally, we still intend to start marketing of our new full recourse loan product in 2005. That product, which we anticipate will eventually become approximately 10% of our core business, will limit our exposure to losses, allow for earlier recognition of revenue and at the same time answer the demand in the legal community for more traditional borrowing facilities that carry a lower interest rate compared to the fees we currently charge for our non recourse advance product. We intend to expand our geographic market penetration and will explore opportunities to acquire assets or other companies in this industry.

We have cash of approximately $300,000 as of September 30, 2004. In the opinion of management, available funds will not satisfy our working capital requirements for the next twelve months. Nevertheless, our reorganization plan does provide for sufficient revenue to sustain operations. Our forecast for the period for which our financial resources will be adequate to support our operations involves significant risks and uncertainties and actual results could fail as a result of a number of factors.

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

We do not anticipate that we will purchase or sell any significant equipment but we may enter into long or medium term lease in Las Vegas, Nevada. That lease is currently under the negotiation and will be with a related party. We do not yet know the terms of that agreement. In the event that we generate significant revenues and expand our operations, then we may need to hire additional employees or independent contractors as well as purchase or lease additional equipment.

OFF-BALANCE SHEET ARRANGEMENTS

There are no off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

ITEM 3. CONTROLS AND PROCEDURES


(a) Evaluation of disclosure controls and procedures. We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed as of September 30, 2004, our chief executive officer and the principal financial officer concluded that our disclosure controls and procedures were adequate.

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

After numerous legal proceedings, in November 2003, we stipulated to the entry of an order for relief, thereby placing us into a Chapter 11 proceeding. In January 2004, our wholly owned operating subsidiary, California LitFunding, filed a voluntary Chapter 11 bankruptcy petition. In February of 2004, an order was entered substantively consolidating our Chapter 11 estate with the Chapter 11 estate of California LitFunding. However, this order did not effectuate a merger between these two corporate entities. On May 26th, 2004 the bankruptcy court ruled in favor of our plan of reorganization and it became effective on June 17th, 2004. We are continuing to operate under that plan of reorganization as discussed in prior filings.

We are the defendant in several matters in litigation, many of which are in the normal course of business, including litigation for refunds of funds invested. Apart from the litigation instituted against recalcitrant clients that felt they need not live up to their obligations, we believe these suits are without merit and intend to defend these litigations in courts of law.

The Company is involved in a suit alleging breach of contract, fraud, conspiracy and defamation. The claimants allege there was a finder's fee agreement between them and the founding officers/shareholders of the Company. The Company's position is that there was a negotiated agreement with the claimants that was honored. The claimants allege damages of $16 million. A hearing on objections to theses claims was heard on May 24, 2004 and an Order entered on October 28, 2004. Both claimants' claims for money were disallowed. Claims based upon a claim of debt or payment of money and/or claims for additional common stock were temporarily disallowed pending further hearings. Claimants have filed adversary complaints seeking the same relief. Motions to dismiss will be heard in February 2005. State claims for the same relief are pending but stayed. They are subject to res judicata dismissal upon conclusion of Federal proceedings

The Company believes that all alleged claims must be settled through the bankruptcy court.

ITEM 2. RECENT SALES OF UNREGISTERED SECURITIES AND USE OF PROCEEDS.

In July, 2004, in accordance with the Plan of reorganization, the Company issued approximately 401,792 common shares to general creditors of the Company. These shares were issued pursuant to and under the Plan of Reorganization as ordered by the Federal Bankruptcy Court and as such were issued under an exemption from registration and were not registered. They are however, freely tradable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

There has not been a default on senior securities

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

On August 6, 2004 we held our annual meeting in Los Angeles, California. At that meeting, the shareholders present either in person or by proxy voted on three proposals: (1) the election of directors; (2) ratification of our 2004 stock option plan; and (3) the appointment of Epstein Weber, & Conover, PLC as the independent auditors of LitFunding for fiscal year of 2004. For proposal (1) there were 6,036,606 votes cast FOR the proposal or 64.1%, 180,150 votes AGAINST the proposal and 54,000 votes abstained. For proposal (2) there were 5,957,406 votes cast FOR the proposal or 63.3%, 269,850 votes AGAINST the proposal and 43,500 votes abstained. For proposal (3) there were 6,270,606 votes cast FOR the proposal or 66.6%, 150 votes AGAINST the proposal and no votes abstaining.

ITEM 5.  OTHER INFORMATION

We have moved our corporate headquarters to 3760 Pecos McLeod Dr. Suite 14, NV 89121 as a prelude to a final move to new premises in Las Vegas, Nevada, 89121. We are currently negotiating a long term lease for these premises with a related Party, but do not yet know the specific terms of that lease.


ITEM 6.  EXHIBITS

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

                                          LitFunding Corp.


November 19, 2004                  By:    /s/ Morton Reed
                                          -----------------------------------
                                          Morton Reed, President and
                                          Chief Executive Officer