Form 10KSB
period 2004-12-31
LITFUNDING CORP
filed 2005-03-21
CIK 1142488

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-KSB
(Mark One)

   [ X ] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
         EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 2004

   [   ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
         EXCHANGE  ACT OF 1934

   For the transition period from                  to
                                 ------------------  -----------------

      Commission file number     000-49679
                                 ---------

                                 LITFUNDING CORP
                                 ----------------
                 (Name of small business issuer in its charter)

                                      6611

             NEVADA                                                   93-1221399
   (State or other jurisdiction of                              (I.R.S. Employer
   incorporation or organization)                            Identification No.)

    3700 Pecos McLeod #100
    Las Vegas, Nevada                                                    89121
 (Address of principal executive offices)                             (Zip code)

Issuer's telephone number (702) 317 1610

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

     State issuer's revenues for its most recent fiscal year:  $1,878,685

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and ask prices of such stock, as of the close of business on March 18, 2005 Approximately $5,375,012

     State the number of shares outstanding of each of the issuer's class of common equity: 12,445,063 shares of common stock, $.001 par value per share were outstanding as of March 18, 2005.

     Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court
                           Yes
     Documents incorporated by reference:  n/a

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

INDEX TO FINANCIAL STATEMENTS ......................................  F-1

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

INTRODUCTION

LitFunding Corp (formerly known as RP Entertainment, Inc.) was organized in the state of Nevada on July 11, 1996. We own all of the common stock of California LitFunding and LitFunding USA. and we are the holding company in this corporate relationship. We have limited assets, no payroll, and no operations. In contrast, our subsidiary, California LitFunding conducted substantially all operations during 2004 and owned substantially all of the operating assets, employed all personnel and paid the obligations of all the corporations.

We formed our second primary subsidiary, LitFunding USA on March 22nd 2004 and it began assuming some operations in the last quarter of 2004 and in 2005 assumed responsibility for substantially all the operations of all the corporations. As disclosed in earlier filings, California LitFunding became the successor-in-interest to the original LitFunding Corp, a California corporation, through a reverse triangular merger plan discussed in earlier filings.

We own 80% of the shares in another Nevada corporation called Silver Dollar Productions (previously known as E.Evolution Expeditions) formed on February 25, 2000.

BUSINESS OF THE COMPANY

Our subsidiary, California LitFunding has been in the business of investing in litigation recoveries since 2000 and it raised and advanced capital to various law firms pursuant to "Settlement Agreements". These Settlement Agreements provide that the funds advanced shall be repaid to California LitFunding, plus a fee, when the lawsuits referenced in the agreement ultimately settle. The exact amount of the fee payable on the funds advanced depends upon the length of time the funds are outstanding, up to a fixed limit. Pursuant to the terms of the Settlement Agreements, California LitFunding's contractual right to payment is limited to the funds ultimately paid to the law firm from the specified lawsuit, or lawsuits, in which the funds are invested or expended. We were unable to effectively conduct this business during the period of litigation that began on April 2, 2003 and ended with the US Bankruptcy Court entering an order confirming a plan of reorganization on June 17, 2004. Our new subsidiary, LitFunding USA resumed the business of advancing funds to plaintiff's attorneys after the June 17th date referenced above. LitFunding USA either uses its own funds to pursue this business or the funds of its wholly owned limited liability companies. As we have previously described in earlier filings, we together with our subsidiary California LitFunding (the "Companies") have been embroiled in expensive and counterproductive litigation since April 2, 2003 when certain individuals and entities of LitFunding Corporation, a Nevada corporation filed an involuntary bankruptcy petition against us in the United States Bankruptcy Court, Central District of California, Case Number:. LA03-19005 ES (the "Petition"). After lengthy costly court proceedings, we subsequently converted to a voluntary chapter 11 proceeding and that is more fully explained below in Item 3., Legal Proceedings.

In February 2004, we entered into a settlement agreement with the petitioning creditors. The terms of this settlement are currently incorporated and were made a part of, the Companies' Joint Chapter 11 Plan of Reorganization that was confirmed on June 17th 2004. The Settlement Agreement provided, among other things, for the dismissal of all litigation between the parties promptly after the confirmation of the reorganization plan and for potential transfer of the disputed settlement agreement portfolio to the petitioning creditors. This resolution brought to a close over eleven months of expensive, damaging and debilitating litigation between the parties and allowed us to restart the business which was effectively stalled and damaged by this litigation. An integral part of our prospective business plan involves raising additional funds for investment in lawsuits.

Initially, it is anticipated that the new funding will be obtained from private parties and investment groups, and that this funding will be in the form of loans. The financing party will be granted a first priority lien on all of the lawsuits that they invest in. Once the obligations owed to the capital source are satisfied, we anticipate our subsidiary LitFunding USA will receive the balance of the fees earned. In addition to these sources of funds, we filed an SB-2 registration statement on December 30th, 2004 registering 4,000,000 shares. The Securities Exchange Commission declared it effective in January 2005.

On February 11, 2005, we filed an additional SB-2 registration statement registering approximately 22,000,000 shares pursuant to a $10,000,000 equity line of credit with Dutchess Private Equities Fund, LLP that we entered into in December 2004. That registration statement is currently being reviewed by the Securities Exchange Commission.

COMPETITION

   The industry in which the Companies operate is extremely competitive and include major corporations with substantially greater resources than the Company, including but not limited to, financial, personnel and established relationships in the industry. Additionally, we face the challenge of having to reestablish our credibility and presence in the market place after the defending ourselves in the bankruptcy litigation.


INTELLECTUAL PROPERTY /COMPETITION

   We use the Trade names of LitFunding, California LitFunding, LitFunding USA and CA Funding. Other than an expertise in assessing underwriting risks and the Companies' database and experience of success with various lawyers and law firms, our business does not depend upon proprietary information. Accordingly, we believe there are no substantial barriers to competitors entering the market. We do acknowledge that we may not be able to compete successfully against future competitors with greater financial resources or access to potential business. Additionally, it is possible that competition may drive down the return on our advances and that may negatively impact the viability of our business model.


EMPLOYEES

As of December 31 2004, we had 11 full time employees and one part time employee. Because of the legal proceedings described below in Item 3., we experienced a deleterious and damaging loss of key personnel that will have to be replaced and future performance will in part depend on the companies' ability to attract, train and retain the personnel. We are actively searching for skilled replacements.

Dr. Morton Reed CEO and President, Mr. Stanley Weiner VP Finance, David Cohen CFO and Robert Amira, Exec VP form the nucleus of the key management team. Mr. Amira was appointed to that office on March 11, 2005. The companies will continue recruiting for additional in-house counsel, collection specialists and financial personnel as we grow and expand our operations. . In the interim, we continue to rely on outside professionals for assistance in matters where there is no in-house expertise.

ITEM 2. DESCRIPTION OF PROPERTY

The Companies have new offices at 3700 Pecos McLeod, Suite 100, Las Vegas, NV 89121 comprised of approximately 5,000 sq feet. This is three year lease with an independent third party. We moved into these premises on March 1st, 2005. From October 2004 through February 2005, we leased office space on a month to month basis from an affiliate of one our directors.

ITEM 3. LEGAL PROCEEDINGS

On April 2, 2003 certain individuals and entities of LitFunding Corp, a Nevada corporation (the "Company"), filed an involuntary bankruptcy petition against us in the United States Bankruptcy Court, Central District of California,
Case No. LA03-19005 ES (the "Petition"). Seven additional parties
(collectively the "Petitioners") later filed joinders in support of the Petition. The filing of the Petition severely damaged both ourselves, and our wholly owned then operational subsidiary, California LitFunding. Although this has been fully discussed in earlier filings, the following information is added:

    During 2004 and 2003, our subsidiary, California Litfunding, held title to substantially all of our assets. These core assets and those with most of the value, were the Settlement Agreements, which were the primary subject of the litigation indicated with the filing of the involuntary bankruptcy petition on April 2, 2003. A total of approximately $18.6 million dollars was invested through those Settlement Agreements.

    Pursuant to the plan of reorganization, we had the option to voluntarily transfer the control and the collection of the settlement agreements ("the Contract Pool") to an IEP distribution agent (the `Contract Agent') for the benefit of the IEP claimants who comprise class 6 under the terms of the reorganization plan.

    After much consideration we and the IEP claimants stipulated and agreed to do this in November 30th, 2004. In that stipulation, the Contract Agent would assume full control and administration over the `Contract Pool' and have full authority over the enforcement of the obligations set forth in the settlement agreements that comprise the Contract Pool.

    Accordingly, per agreement, we transferred all of the original records and files to the Contract Agent on December 16th, 2004, and sent written notice to all parties subject to the settlement agreement notifying them of the transfer of control of the Contract Pool and settlement agreements to the Contract Agent including the assignment of LitFunding Corp and California LitFunding's legal rights and that all payments are now payable to the Contract Agent.

    As a result of the transfer, the Company was effectively relieved of the obligation due to the IEP claimants of IEP Note of approximately $26,662,000 including related accrued interest because recourse for the IEP note was restricted to the Contract Pool only. The carrying value of receivables and advances at the time of the transfer was approximately $12,331,000 resulting in a gain on the transfer of $14,131,000. The original value of the IEP Note was determined based on the stipulations within the bankruptcy plan. In the transfer, the Company transferred all of its rights to the contingent advances and any potential earnings thereon. Because payments on the IEP Note were only to come from collections and earnings on the contingent advances, we are no longer responsible for that obligation.

In consideration for the cooperation and support we provided to make the transition seamless and effective, the IEP claimants waived and released us from all liability arising under the "Contingent Recourse Note" of approximately $1,560,000, which would have become effective in 2005.

Moreover, by effecting this transfer of the Contract Pool, the two other classes of creditors (Class 4 and 5) affected by this transition will continue to receive the benefit of the unsecured creditors' allocation as defined in the plan of reorganization. The contingency administrative charge allowed by the plan of reorganization to be paid to us has ceased as a result of this transfer.

As a result of the transfer of the contract pool to the IEP claimants effective in December 2004, we recorded an extraordinary gain for the removal the associated obligation and assets.

Other matters:

On April 28, 2004, a claim was filed against us in the amount of $48,576 and then amended on August 12, 2004, in the amount of $298,110. We objected to the claim as unfounded but decided to take an objective viewpoint in the matter and did participate in a court ordered mediation. With a view to avoiding further distracting litigation, we reached a settlement with the claimant in February 2005 whereby the claimant is allowed an unsecured claim in the amount of $75,000 and shall be encompassed into the class 5-creditor group of the plan of reorganization. The claimant will also receive 80,000 shares of common stock pursuant to section 1145 of the bankruptcy code. We filed a motion to approve the stipulation in the United States Bankruptcy Court in early March 2005.

We are involved in suits for breach of contract, fraud, conspiracy and defamation in both the United States Bankruptcy Court and California State Court. The claimants allege that there was a finder's fee agreement between them and our founding officers / shareholders. Our position is that there was a negotiated agreement with the claimants, which was complied with. The claimants continue to allege damages of $16 million.

In May 2004, the United States Bankruptcy Court upheld our objections to all monetary claims. The claimants appealed this decision. Additionally, they filed an adversary proceeding raising most of the issues already raised in the first claims. In February 2005, the United States Bankruptcy Court partially dismissed the claimant's adversary complaint and told the claimants to amend the complaint to give them the opportunity to clarify their claims. The claimants filed that amended complaint. In March 2005, we filed a motion to dismiss with prejudice the entire amended complaint on the grounds that the claims therein were previously denied by the court in the bankruptcy proceeding and that it was pointless for the claimants to keep going back to court with the same complaint.

The State Court action has been stayed pending resolution of the issues in the United States Bankruptcy Court. The Federal Court's decisions in the company's favor will preclude proceedings against the company in the state court action.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None during the quarter ended December 31, 2004.


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

PRICES OF COMMON STOCK. We participate in the OTC Bulletin Board, an electronic quotation medium for securities traded outside of the Nasdaq Stock Market, and prices for our common stock are published on the OTC Bulletin Board under the trading symbol "LFDG". This market is extremely limited and the prices quoted are not a reliable indication of the value of our common stock.

Following is information about the range of high and low bid prices for our common stock for each fiscal quarter since our stock commenced trading. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

-------------------------------------------------------------------------
  Quarter Ended             High Bid Quotation      Low Bid Quotation
-------------------------------------------------------------------------
9/30/02*                 $            .01        $           .01
-------------------------------------------------------------------------
12/31/02*                $            .01        $           .01
-------------------------------------------------------------------------
3/31/03 *                $            .02        $           .02
-------------------------------------------------------------------------
6/30/03                  $            .10        $           .10
-------------------------------------------------------------------------
9/30/03                  $            .01        $           .01
-------------------------------------------------------------------------
12/31/03                 $            .01        $           .01
-------------------------------------------------------------------------
03/31/04 (3/22/04)       $            .54        $           .54
-------------------------------------------------------------------------
06/30/04 (7/20/04)       $            .90        $           .90
-------------------------------------------------------------------------
09/30/04                 $            .54        $           .54
-------------------------------------------------------------------------
12/31/04                 $            .46        $           .46
-------------------------------------------------------------------------
         * Quoted market price prices are for shares of our stock prior to the merger effective February 25, 2003.

DESCRIPTION OF CAPITAL STOCK. We are authorized to issue 50,000,000 shares of common stock and 10,000,000 shares of preferred stock. As of March 18, 2005, we had 12,445,063 shares of common stock issued and outstanding, and no shares of preferred stock issued and outstanding. We also have 1,790,000 warrants and 2,792,500 options to purchase shares of our common stock outstanding as of March 21, 2005.

COMMON STOCK. Each shareholder of our common stock is entitled to a pro rata share of cash distributions made to shareholders, including dividend payments. The holders of our common stock are entitled to one vote for each share of record on all matters to be voted on by shareholders. There is no cumulative voting with respect to the election of our directors or any other matter. Therefore, the holders of more than 50% of the shares voted for the election of those directors can elect all of the directors. In the event of our liquidation, dissolution or winding up, the holders of common stock are entitled to share ratably in all assets remaining available for distribution to them after payment of our liabilities and after provision has been made for each class of stock, if any, having any preference in relation to our common stock. Holders of shares of our common stock have no conversion, preemptive or other subscription rights, and there are no redemption provisions applicable to our common stock.

CONVERTIBLE DEBENTURES. We have 5-year 9% convertible debentures outstanding which amount to $200,000, due January 1, 2007. As part of the plan of reorganization, that date was extended to 2008. The registered holders of the debentures have the right, after one year prior to maturity, to convert the principal at the original conversion price of $10 for one Common share or at the adjusted conversion price.

RECENT SALES OF UNREGISTERED SECURITIES.

In July 2004, in accordance with the Plan of Reorganization, we issued approximately 401,792 common shares to some general creditors. These shares were issued pursuant to and under the Plan of Reorganization as ordered by the Federal Bankruptcy Court and as such were issued under an exemption from registration and were not registered. They are however, freely tradable. We did not receive any proceeds from the issuance of these shares, however, these shares were issued in lieu of repaying our creditors in cash.

In October 2004, we issued 100,000 shares to a consultant for services rendered to us; 25,000 shares to an employee in lieu of compensation; and 50,000 shares to another consultant for services. We also issued 37,385 shares to our former auditor, Kabani, pursuant to a promissory note for payment following our bankruptcy proceedings.

In December 2004, we issued an additional 50,000 shares to our former auditor, Kabani, pursuant to an agreement for payment. In December 2004, we issued an additional 2,730 shares to a creditor pursuant to and under the Plan of Reorganization as ordered by the Federal Bankruptcy Court; those shares were issued under an exemption from registration and were not registered. They are however, freely tradable. We did not receive any proceeds from the issuance of these shares since these shares were issued in lieu of repaying this creditor in cash.

In December 2004, we issued 250,000 warrants pursuant to the terms of a note payable. In January 2005, this payee exercised 125,000 of these warrants and purchased shares of our common stock for $0.01 per share.

In December 2004, we issued 100,000 shares to an accredited investor for $1,000 and general business consultation services. The proceeds were used for working capital. We had originally agreed to issue this investor 400,000 shares, and arranged to have the certificate issued, however, renegotiated the transaction to reduce the number of shares issued to 100,000. Therefore the original certificate for 400,000 shares was cancelled prior to tendering to that investor. We did not sell any other equity securities during the period covered by this report that were not registered under the Securities Act.

DIVIDENDS. We have not declared or paid any cash dividends on our common stock since our formation, and the board of directors regularly reviews our dividend policy. The declaration and payment of cash dividends will be at the discretion of the board of directors.

STOCK SPLIT. On November 2, 2004 we effected a stock dividend of one share for each ten shares of common stock held by stockholders of record as of the close of business on October 28, 2004. Fractional shares were rounded up. The dividend increased the total number of shares outstanding from approximately 9,812,447 to 11,467,333.

EQUITY COMPENSATION PLANS. We adopted the employee stock plan from RP Entertainment Inc., as referenced in the registration statement on Form S-8 filed on September 10, 2003. We also adopted a stock option plan in 2004, which was approved by our shareholders at our annual meeting held in August 2004.

---------------------------- -------------------------- -------------------------- --------------------------
PLAN CATEGORY                 NUMBER OF SECURITIES TO       WEIGHTED-AVERAGE         NUMBER OF SECURITIES
                              BE ISSUED UPON EXERCISE       EXERCISE PRICE OF       REMAINING AT MARCH 18,
                                  OF OUTSTANDING          OUTSTANDING OPTIONS,        2005 AVAILABLE FOR
                               OPTIONS, WARRANTS AND     WARRANTS AND RIGHTS(B)      FUTURE ISSUANCE UNDER
                                    RIGHTS (A)                                        EQUITY COMPENSATION
                                                                                     (EXCLUDING SECURITIES
                                                                                   REFLECTED IN COLUMN (A))
---------------------------- -------------------------- -------------------------- --------------------------
Equity compensation plans            1,470,000                    $0.30                    2,406,019
approved by security
holders
---------------------------- -------------------------- -------------------------- --------------------------
Equity compensation plans            3,192,500                    $0.35                        0
not
approved by security
holders
---------------------------- -------------------------- -------------------------- --------------------------
Total                                4,662,500                    $0.33                    2,406,019
---------------------------- -------------------------- -------------------------- --------------------------

PENNY STOCK REGULATION. Shares of our common stock will probably be subject to rules adopted by the Securities and Exchange Commission that regulate broker-dealer practices in connection with transactions in "penny stocks". Penny stocks are generally equity securities with a price of less than $5.00, except for securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in those securities is provided by the exchange or system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, deliver a standardized risk disclosure document prepared by the Securities and Exchange Commission, which contains the following:

     o a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading;
     o a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to violation to such duties or other requirements of securities' laws;
     o a brief, clear, narrative description of a dealer market, including "bid" and "ask" prices for penny stocks and the significance of the spread between the "bid" and "ask" price;
     o    a toll-free telephone number for inquiries on disciplinary actions;
     o definitions of significant terms in the disclosure document or in the conduct of trading in penny stocks; and
     o such other information and is in such form, including language, type, size and format, as the Securities and Exchange Commission shall require by rule or regulation.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FROM INCEPTION TO DECEMBER 31, 2004

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

The assumptions used for purposes of the forward-looking statements specified in the following information represents estimates of future events and are subject to uncertainty as to possible changes in economic, legislative, industry, and other circumstances. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives require the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and, accordingly, no opinion is expressed on the achievability of those forward-looking statements. No assurance can be given that any of the assumptions relating to the forward-looking statements specified in the following information are accurate, and we assume no obligation to update any such forward-looking statements.


CRITICAL ACCOUNTING POLICY AND ESTIMATES.

Our Management's Discussion and Analysis of Financial Condition and Results of Operations section discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources, primarily allowance for doubtful accounts receivables, accruals for other costs, and the classification of net operating loss and tax credit carry forwards between current and long-term assets. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004.

OVERVIEW

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes thereto appearing elsewhere herein.

LitFunding Corp. ("The Company") was incorporated in the state of Nevada. We serve as a holding company for our wholly owned subsidiaries, California LitFunding and LitFunding USA ("The Companies"), both incorporated in the State of Nevada. California LitFunding was the entity that conducted substantially all operations during 2004, and owned substantially all of the operating assets, employed all the personnel, and paid the obligations of all the corporations. LitFunding USA began assuming some operations in the last quarter of 2004 and in 2005 assumed responsibility for substantially all the operations of all the corporations.


California LitFunding is the successor-in-interest by merger to the "original" company in the three primary entity corporate structure that now exists. It has been in the business of investing in litigation recoveries since 2000. In summary, California Litfunding raised capital and advanced this capital to various law firms pursuant to "Settlement Agreements". LitFunding USA resumed this business subsequent to June 17th, 2004, after the United States Bankruptcy Court entered an order confirming the LitFunding Corp. and California LitFunding joint plans of reorganization. LitFunding USA pursues this business by itself and through several wholly owned limited liability companies ("LLC's"). Settlement Agreements provide that the funds advanced shall be repaid to the Companies, plus a fee, when the lawsuits referenced in the agreement ultimately settle. The exact amount of the fee payable on the funds advanced depends upon the length of time the funds are outstanding, up to a fixed limit. Pursuant to the terms of the Settlement Agreements, the Companies' contractual right to payment is limited to the funds ultimately paid to the law firm from the specified lawsuit, or lawsuits, in which the funds are invested or expended.

On January 23, 2003, we completed a merger with LitFunding Corp., a privately held California corporation, through a newly formed entity, RP Acquisition Corp., a Nevada corporation, as a wholly owned subsidiary of RP Entertainment. We acquired our operations and assets from that privately held entity. On February 25, 2003, we entered into an Agreement of Merger with California LitFunding, formerly LitFunding Corp. (LFC) a California corporation. LFC became a subsidiary when the Articles of Merger between RP Acquisition Corp., our wholly owned subsidiary that was formed to facilitate the merger, and LFC were filed with the Nevada Secretary of State. Pursuant to the Merger Agreement, 7,592,250 shares of common stock were to be issued to the LFC shareholders in exchange for all the issued and outstanding shares of LFC common stock. LitFunding Corp., a California corporation changed its name to California LitFunding on May 30, 2003. RP Entertainment had no material operations, assets or liabilities prior to the merger.

As a result of the merger transaction, the former California LitFunding stockholders obtained control of our voting stock. For financial accounting purposes, the acquisition was a reverse acquisition by California LitFunding, under the purchase method of accounting, and was treated as a recapitalization with California LitFunding as the acquirer. Accordingly, the historical financial statements have been restated after giving effect to our January 23, 2003 acquisition. The financial statements have been prepared to give retroactive effect to January 1, 2002, of the reverse acquisition completed on January 23, 2003, and represent the operations of California LitFunding. Consistent with reverse acquisition accounting: (i) all of California LitFunding's assets, liabilities, and accumulated deficit, are reflected at their combined historical cost (as the accounting acquirer) and (ii) our preexisting outstanding shares (the accounting acquiree) are reflected at their net asset value as if issued on January 23, 2003.

We continue to own 80% of all of the shares in a Nevada corporation named Silver Dollar Productions (formerly: E.Evolution Expeditions) formed on February 25, 2000. We are in the process of preparing to spin this entity out to our current shareholders.

RESULTS OF OPERATIONS:

The results of operations of the Companies for the year ended December 31, 2004 consisted of primarily the operations of LitFunding Corp (LF) and its 100% owned subsidiaries California LitFunding (CLF), LitFunding USA (LUSA) and it's wholly owned limited liability companies, LFC 100 LLC, LFC 101 LLC, LFC 102 LLC, LFC 103 LLC and LFC 104 LLC. The results of operations for the year ended December 31, 2003 consisted almost entirely of the operations of CLF.

REVENUES AND COST OF REVENUES: We reported revenues of $1,878,685 and $1,535,613 during the year ended December 31, 2004 and 2003, respectively. The slight increase in revenue in the year ended December 31, 2004 over a similar period in the prior year was primarily due to the confirmation of the plan of reorganization in June 2004 which allowed us to vigorously pursue and collect on monies owed to us from previously recalcitrant clients that sought to take advantage of the petition for involuntary bankruptcy and the subsequent chapter 11 filings.

General and administrative expenses were $2,424,055 and $3,425,009 during the year ended December 31, 2004 and 2003, respectively. Although the general and administrative expenses were lower in 2004 over 2003, they are clearly higher than anticipated for the modest level of business conducted or allowed by the overwhelming bankruptcy litigation and include legal and other costs of defense that were incurred beyond those costs of professionals actively defending us in the United States Bankruptcy Court. Our reserve for unsuccessful resolution of lawsuits and related accounts receivable (on settled cases) went down to $41,750 in the year ended December 31, 2004 as compared to $1,267,824 in the year ended December 31, 2003. This decrease reflects the transfer of the contract pool to the IEP claimants as allowed for in the plan of reorganization and described in item 3 above. The allowance in 2004 is reflective of an allowance made for the cases funded after the court confirmation of the plan of reorganization. Loss from operations was $615,421 and $4,105,923 during the year ended December 31, 2004 and 2003, respectively. The decrease in losses would have been larger had we not had to incur legal and related expenses relating to of the involuntary bankruptcy petition April 2nd, 2003 and subsequent litigation.

Interest expense of $24,852 for the year ended December 31, 2004 and $4,056,467 for the year ended December 31, 2003 is not comparable. In 2003 the expense was primarily related to those assets and related liabilities central to the filing of the involuntary bankruptcy petition against us on April 2nd 2003 and subsequent related litigation. The interest expense in 2004 reflects normal operational activities on debt incurred in the normal day-to-day activities of the business. In prior years, the accrual of these expenses had significantly affected the net loss for the years ended December 31, 2003 and 2002.

On June 17th, 2004 the United States Bankruptcy court confirmed the plan of reorganization. The totality of all claims held by the petitioners were incorporated into a plan note that had an opening balance of $ 26,111,763 on May 1, 2004. On December 16th, 2004 we reached agreement with the IEP claimants to transfer to them the entire portfolio of cases that were central to the involuntary petition for bankruptcy and accordingly the economic reality was to recognize that because there was no recourse to us, the attendant debt would removed from the December 31, 2004 balance sheet to avoid distorting and presenting misleading Financial Statements. This is fully discussed in the attached financial statements for the year ended December 31, 2004 and in item 3, above.

Net income for the year ended December 31, 2004 was $13,205,781 as compared to a loss of $8,197,244 the year ended December 31, 2003. This difference is directly related to the extraordinary gain realized on the transfer of the contract pool central to the involuntary petition for bankruptcy to the IEP claimants as allowed for in the plan of reorganization.

The basic and diluted net income (losses) per share were $(0.09) and $(0..84) before the extraordinary gain and $1.33 and $0.00 during the year ended December 31, 2004 and 2003, respectively.

LIQUIDITY AND CAPITAL RESOURCES: Our principal capital requirements during the year 2005 are to fund the internal operations and restart of the business subsequent to the confirmation of the reorganization plan in 2004. We plan to raise necessary funds by selling our own common shares or through the sale of interest bearing debentures to selected investors or a combination of these. With a view to accomplishing these objectives, we filed an SB-2 registration statement on December 30th, 2004 registering 4,000,000 shares. The Securities Exchange Commission declared that registration statement effective in January 2005. On February 11, 2005, we filed an additional SB-2 registration statement registering approximately 22,000,000 shares pursuant to a $10,000,000 equity line of credit with Dutchess Private Equities Fund LLP, that we entered into in December 2004. That registration statement is being reviewed by the Securities Exchange Commission. The Companies will also consider establishing relationships with selected business partners whose contributions include necessary cash.

As shown in the accompanying financial statements, we recognized income of $13,205,781 for the year ended December 31, 2004 as compared to a net loss of $8,197,244 for the same period in 2003. The income was primarily as a result of recognizing an extraordinary gain as described above. Additionally, in accordance with GAAP, the our total liabilities exceeded our total assets by $1,602,745 at December 31, 2004. It should be noted that we have transferred back to the IEP claimants those assets and its attendant non recourse debt allowing us to focus and push ahead with new business. The contingent recourse note that would have come into effect in 2005 in the amount of $1,560,000 has been forgiven as another result of the transfer. Our new portfolio of business as of March 16, 2005 had principal advances outstanding from attorneys in the amount of $685,000 and we feel confident that should those case resolve immediately and allow us to recognize the fees then earned, the related fees when calculated, would allow us to recognize revenues of $335,375. We have already realized $211,250 in fees and principal returned to us since we restarted the business and began funding advances in late August 2004.

OPERATING ACTIVITIES: During the year ended December 31, 2004, net cash used in operating activities increased $685,578 compared to net cash used in operating activities of $403,896 during the same period in 2003. The increase in net cash used from operating activities resulted primarily from the increased cost of defense and related legal costs incurred in 2004 when court activity and negotiations over and completion of the plan of reorganization was being conducted.

INVESTING ACTIVITIES: Net cash used in investing activities during the year ended December 31, 2004 was $12,248 as compared to $35,579 for the same period in 2002.

FINANCING ACTIVITIES: Net cash provided by financing activities during the year ended December 31, 2004 was $987,672 as compared to cash provided by the financing activities of $216,436 during the same period in 2003. The increase was a direct result of us being able to start attracting new sources of capital now that the bankruptcy litigation had ceased.

As a result of the above activities, we experienced a net increase in cash of $289,846 for the year ended December 31, 2004 as compared to a net decrease of $223,039 in the year ended December 31, 2003.

We do not have any material capital expenditure commitments as of December 31, 2004.

We fully expect that we will be able to meet our contractual commitments under the plan of reorganization. Additionally, we continue to actively work on attracting new sources of capital to restart the business and expect that we will be able to finalize some of these arrangements later in 2005.

FACTORS THAT MAY AFFECT FUTURE RESULTS:

Our cash flow depends on a lengthy collection cycle and factors beyond our control that may require us to obtain interim financing.

Our procedures and underwriting process have been changed to try and lessen our risk and to shorten our collection cycle. Nevertheless, our collection cycle on advances made will remain lengthy compared to other similar industries. We believe that cases we advance funds to attorneys on may take between 3 months and 18 months to reach resolution. Larger cases may take longer to reach resolution. Once we advance the money, the collection cycle is out of our control and this may force us to seek other sources of capital to fund our overhead expenses. There can be no assurance that in such an event we could find such financing or that, if we could, the financing would be available on satisfactory terms.

WE HAVE A LIMITED OPERATING HISTORY AND LACK OF PROFITABILITY:

We still have a limited operating history having begun business in 2000 and spent almost a full year in litigation defending ourselves from a petition for involuntary bankruptcy. During that time, the we have incurred losses in every quarter since inception except for the extraordinary gain realized in December, 2004 and we remain subject to the risks and uncertainties usually encountered by early stage companies.

In the past, we attracted large well known firms of attorneys as clients. We believe that it will be possible to once again attract large firms of this caliber even after the enormously negative and unwarranted reputation achieved during the bankruptcy litigation. We have met with some successes in this regard. We have not yet experienced an intolerable inability to attract the talent that we need . However risks remain that we will not attract, train or integrate into the business organization qualified personnel. Additionally, it is fair to expect that fluctuations in operating results may be significant as we develop and test new business practices. There is also the risk that we will fail to properly manage growth and expansion, if and when it occurs.

THE COMPANIES' ABILITY TO EXPAND IS LIMITED BY JURISDICTIONAL
LIMITATIONS:

Not all states allow advances to plaintiffs' attorneys and plaintiffs. Some jurisdictions do not allow maintaining, supporting, promoting or assisting another person, with money or otherwise, to prosecute a lawsuit. We are of the firm opinion that there is more than enough business to pursue in those states that do allow these advances but also acknowledges that at some indeterminate time in the future, an inability to expand beyond such jurisdictions may negatively impact our business, prospects and results of operations.

OUR COMMON STOCK IS LISTED ON THE OVER-THE COUNTER (OTC) BULLETIN BOARD
WHICH MAY MAKE IT MORE DIFFICULT FOR STOCKHOLDERS TO SELL THEIR SHARES AND MAY CAUSE THE MARKET PRICE OF COMPANY COMMON STOCK TO DECREASE:

Our common stock is listed on the OTC Bulletin Board. Factors that may affect potential liquidity include limited coverage by security analysts and the news media. This may negatively affect the prices for our shares of common stock. The filings of the involuntary bankruptcy petition against us on April 2nd, 2003 and subsequent litigation and filings of voluntary chapter 11's for both ourselves and our operating subsidiary, California LitFunding did have a materially negative effect on the price of our stock and for all intents and purposes that stock had no value for all of 2003 and most of 2004.. We believe that the successful resolution of the litigation has given us an opportunity to rebuild value in the stock.

OUR STOCK PRICE MAY BE VOLATILE AND AN INVESTMENT IN SUCH COMMON STOCK COULD SUFFER A DECLINE IN VALUE:

The market price of our common stock may fluctuate significantly and violently in response to a number of factors, some of which are beyond our control. These factors include:

    o government regulatory action affecting the Companies services or competitors' services;
    o     actual or anticipated fluctuations in operating results;
    o     the loss of key management or other personnel;
    o     the loss of major customers;
    o     the outcome of any future litigation;
    o broad market fluctuations; and economic conditions in the United States or abroad.


OUR PLAN OF OPERATION FOR THE NEXT TWELVE MONTHS

To effectuate our business plan during the next twelve months, we must continue to aggressively market of our services and increase our litigation funding offerings. Demand for financing continues to remain strong and we have a backlog of requests for advances that we hope to satisfy as soon as we have secured new capital or financing. On August 5, 2004 and September 29, 2004 we received separate non-binding letters of intent for new financing totaling $5,000,000. Moreover, on January 14, 2005, we entered into an agreement with Dutchess to provide up to $10,000,000 under the terms of an equity line of credit as described in previous filings.

We are aggressively pursuing other funding opportunities that have been presented to management. Additionally, we may start marketing of a new full recourse loan product in 2005. That product, which we anticipate will eventually become approximately 5% of our core business, will limit our exposure to losses, allow for earlier recognition of revenue and at the same time answer the demand in the legal community for more traditional borrowing facilities that carry a reduced interest rate. We intend to expand our geographic market penetration and will explore opportunities to acquire assets or other companies in this industry.

We have cash of approximately $342,000 as of December 31, 2004. In the opinion of management, available funds will not satisfy our working capital requirements for the next twelve months. Nevertheless, we believe our reorganization plan does provide for sufficient revenue to sustain operations. Our forecast for the period for which our financial resources will be adequate to support our operations involves significant risks and uncertainties and actual results could fail as a result of a number of factors. We estimate that we will require a minimum of approximately $3,000,000 in financing to actively pursue our intended strategy over the next 12 months. We are actively seeking various financing alternatives for our operational needs and the development of our infrastructure, marketing and overhead. In this regard, we concluded an Equity Line of Credit with Dutchess Private Equities Fund L.P., whereby we can "put" to them up to $10,000,000 in our common stock, over a three year period of time, for cash. We believe this equity financing will increase our chances of succeeding at our growth plans. However, there is no assurance that we will be able to "put" shares under this Equity Line of Credit once this registration statement is declared effective by the Commission, or at what level we will be able to "put" shares, since there are numerous conditions precedent for each "put" of our shares to Dutchess, all of which are described elsewhere in that prospectus. Under the Dutchess agreements, we are not obligated to put any of the registered stock to Dutchess. We will put stock to Dutchess only when and if we feel it is in the best interests of the company and our shareholders to exercise our put rights.

There is no guarantee that we will put any stock to Dutchess. In the event we do not put any stock to Dutchess, we will not receive funding from Dutchess which may force us to seek alternate sources of funding. Therefore, we continue to explore additional equity and debt financings, and may attempt to secure other loans from lending institutions or other sources. There is no guarantee that we will be able to raise additional funds through offerings or other sources. If we are unable to raise funds, our ability to continue with operations will be materially hindered.

We do not anticipate that we will purchase or sell any significant equipment in the next twelve months. However, we recently entered into a medium term lease in Las Vegas, Nevada as described herein. That lease is for $5,000 per month beginning March 2005; after one year, the monthly rate will increase to $6,000 per month, and after the second year, to $6,180 per month. In the event that we generate significant revenues and expand our operations, then we may need to hire additional employees or independent contractors as well as purchase or lease additional equipment.

GOING CONCERN. The accompanying consolidated financial statements have been prepared in conformity with in accordance with accounting principles generally accepted in the United States of America, which contemplate continuation as a going concern. Although we earned income of $13,205,781 due to extraordinary gain and had net revenue of $1,878,685, we incurred a net loss from operations of $737,936 for the year ended December 30, 2004; we had a stockholder deficit of $1,602,745. In addition, as of December 31, 2004, we have not developed a substantial source of revenue that allows us to operate profitably. These conditions raise substantial doubt as to our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

We are currently attempting to raise additional debt and equity financing for operating purposes. We require substantial capital to pursue our operating strategy. Until we can generate revenues sufficient to fund working capital needs, we will be dependent upon external sources of financing. There can be no assurances that sufficient financing will be available on terms acceptable to us, or at all. If we are unable to obtain such financing, we will be forced to scale back operations, which could have an adverse effect on our financial condition and results of operations.

OFF-BALANCE SHEET ARRANGEMENTS. There are no off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

ITEM 7.  FINANCIAL STATEMENTS





                             LITFUNDING CORPORATION


                     Consolidated Financial Statements as of
                                December 31, 2004
           And Report of Independent Registered Public Accounting Firm





             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



To the Stockholders and Board of Directors of LitFunding Corp.:

We have audited the accompanying consolidated balance sheet of Litfunding Corp. and subsidiaries as of December 31, 2004 and the related statements of operations, stockholders' equity and cash flows for the each of the two years in the period then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Standards Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Litfunding Corp. and subsidiaries as of December 31, 2004, and the consolidated results of its operations and cash flows for each of the two years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred material net losses for the year ended December 31, 2004 and liabilities exceed assets by $1,602,745 at December 31, 2004. The Company has entered into a Chapter 11 Plan of Reorganization under the United States Bankruptcy Code. The uncertainty of the Company's ability to raise future funding and the lack of cash flow from operations raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with regard to these matters are discussed in
Note 1. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.


/s/ Epstein, Weber & Conover, PLC
    Scottsdale, Arizona
    March 11, 2005

LITFUNDING, CORP.
CONSOLIDATED BALANCE SHEET AT DECEMBER 31, 2004


ASSETS

   Cash and cash equivalents                                          $    341,522
   Accounts receivable                                                     112,500
   Contingent advances less reserve for unsuccessful
        resolutions of lawsuits of $41,750                                 375,750
   Property and equipment, net of accumulated depreciation of $64,504       64,136
   Other assets                                                             45,234
                                                                      -------------
TOTAL ASSETS                                                          $    939,142
                                                                      =============


LIABILITIES AND STOCKHOLDERS' DEFICIT:

Liabilities not subject to compromise -
  Accounts payable                                                    $    479,563
  Accrued liabilities                                                      298,444
  Note payable                                                             500,000
  Investor participation obligations                                       438,898
  Interest payable                                                           3,579
                                                                      -------------
      Total liabilities not subject to compromise                        1,720,484
                                                                      -------------

Liabilities subject to compromise-
 Trade and other miscellaneous claims                                      621,403
 Debentures                                                                200,000

                                                                      -------------
      Total liabilities subject to compromise                              821,403
                                                                      -------------

          Total liabilities                                              2,541,887
                                                                      -------------

STOCKHOLDER'S DEFICIT:
Preferred Stock, par value $0.001, 10,000,000 shares
     authorized, none issued and outstanding                                     -
   Common stock,$0.001 par value, 50,000,000 shares
     authorized, 11,220,063 issued and outstanding                          11,221
   Additional paid-in capital                                            4,611,310

   Accumulated deficit                                                  (6,225,276)
                                                                      -------------
      Total stockholders' deficit                                       (1,602,745)
                                                                      -------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                           $    939,142
                                                                      =============



              The accompanying notes are an integral part of these
                       consolidated financial statements.

LITFUNDING CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS ENDED
DECEMBER 31, 2004 AND 2003



                                                                  2004             2003
                                                            --------------    -------------
NET REVENUE                                                 $   1,878,685     $  1,535,613

OPERATING EXPENSES:
     Selling                                                       28,301          948,703
     Reserve for doubtful accounts receivable                           -          488,075
     Reserve for unsuccessful resolution of lawsuits               41,750          779,749
     General and administrative expenses                        2,424,055        3,425,009
                                                            --------------    -------------
         Total expenses                                         2,494,106        5,641,536
                                                            --------------    -------------

LOSS FROM OPERATIONS                                             (615,421)      (4,105,923)
                                                            --------------    -------------

OTHER INCOME AND (EXPENSES)
     Interest (expense), net of interest income                   (24,852)      (4,056,467)
     Rental income                                                  1,500           25,000
     Other                                                         41,438           (9,854)
                                                            --------------    -------------

     Total other income (expense)                                  18,086       (4,041,321)
                                                            --------------    -------------

(LOSS) BEFORE REORGANIZATION ITEMS,
    EXTRAORDINARY GAIN AND INCOME TAXES                          (597,335)      (8,147,244)

REORGANIZATION ITEMS:
    Legal fees                                                    328,000           50,000
                                                            --------------    -------------

LOSS BEFORE EXTRAORDINARY GAIN
AND INCOME TAXES                                                 (925,335)      (8,197,244)
                                                            --------------    -------------

EXTRAORDINARY GAIN, net of income taxes                        14,131,116                -

                                                            --------------    -------------
INCOME (LOSS) BEFORE INCOME TAXES                              13,205,781       (8,197,244)
                                                            --------------    -------------

INCOME TAX (BENEFIT) PROVISION                                          -                -
                                                            --------------    -------------

NET INCOME (LOSS)                                           $  13,205,781     $ (8,197,244)
                                                            ==============    =============

BASIC EARNINGS (LOSS) PER SHARE:
 Before extraordinary item                                  $       (0.09)    $      (0.84)
 Extraordinary item                                                  1.33                -
                                                            --------------    -------------
     Total                                                  $        1.25     $      (0.84)
                                                            ==============    =============

DILUTED EARNINGS (LOSS) PER SHARE:
 Before extraordinary item                                  $       (0.09)    $      (0.84)
 Extraordinary item                                                  1.33                -
                                                            --------------    -------------
     Total                                                  $        1.25     $      (0.84)
                                                            ==============    =============
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:

  Basic                                                        10,585,663        9,806,247
                                                            ==============    =============
  Diluted                                                      10,585,663        9,806,247
                                                            ==============    =============






              The accompanying notes are an integral part of these
                       consolidated financial statements.

LITFUNDING CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003


                                                 COMMON STOCK            PAID-IN         DEFERRED      ACCUMULATED
                                             SHARES       AMOUNT         CAPITAL       COMPENSATION       DEFICIT          TOTAL
                                           ----------- ------------ ----------------  --------------  --------------- --------------
 BALANCE DECEMBER 31, 2002                  2,301,135  $     2,301  $     3,505,243   $     (79,750)  $  (10,504,062) $  (7,076,268)

Recapitalization for reverse merger         5,969,115        5,969          (12,262)                                         (6,293)

Shares issued for services                  1,140,600        1,141          112,919                                         114,060

Amortization of deferred compensation                            -                           79,750                          79,750

   Net loss                                                                                               (8,197,244)    (8,197,244)

                                           ----------- ------------ ----------------  --------------  --------------- --------------
BALANCE DECEMBER 31, 2003                   9,410,850        9,411        3,605,900               -      (18,701,306)   (15,085,995)

Shares issued for cash                        100,000          100              900                                           1,000

Shares issued to creditors                    401,597          402           79,918                                          80,320

Shares issued for services                    265,115          265          129,710                                         129,975

Value of warrants issued                                         -           66,174                                          66,174

Stock dividend                              1,042,501        1,043          728,708                         (729,751)             -

    Net income                                                                                            13,205,781     13,205,781
                                                                                                                                  -
                                           ----------- ------------ ----------------  --------------  --------------- --------------

 BALANCE DECEMBER 31, 2004                 11,220,063  $    11,221  $     4,611,310   $           -   $   (6,225,276) $  (1,602,745)
                                           =========== ============ ================  ==============  =============== ==============




              The accompanying notes are an integral part of these
                       consolidated financial statements.

LITFUNDING CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE
YEARS ENDED DECEMBER 31, 2004 AND 2003

CASH FLOWS FROM OPERATING ACTIVITIES:                                         2004              2003
                                                                         ----------------  ----------------
  Net income (loss)                                                      $    13,205,781   $    (8,197,244)
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
  Extraordinary gain on settlement with IEP creditors                        (14,131,116)                -
  Gain on forgiveness of capital lease obligation                                (20,734)                -
  Gain on discount of pre-petition debt                                          (74,258)                -
  Amortization of debt discount                                                   13,886
  Depreciation and amortization                                                   26,108            31,612
  Reserve for unsuccessful resolution of lawsuits                               (712,333)          790,529
  Reserve for bad debts                                                          435,920          (134,567)
  Loss on disposal of asset                                                        5,805            10,733
  Deferred compensation                                                                -            79,750
  Services and settlement paid by issuance of common stock                        80,320           114,060
  Changes in assets and liabilities:
    Trade and other accounts receivable                                         (853,279)          (39,462)
    Other assets                                                                 (25,799)           25,039
    Contingent advances                                                          714,550         1,493,900
    Prepaid commissions on contingent advances                                         -           864,196
    Deposits                                                                           -                 -
   Accounts payable and accrued expenses                                         196,374           652,510
   Trade and other claims subject to compromise                                  621,403                 -
   Interest payable                                                                    -         3,905,048
   IEP note accrued interest                                                    (168,206)                -
                                                                         ----------------  ----------------
          Net cash (used in) operating activities                               (685,578)         (403,896)
                                                                         ----------------  ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Cash paid in business acquisition                                                    -           (25,000)
  Purchases of property and equipment                                            (12,248)          (10,579)
                                                                         ----------------  ----------------
          Net cash (used in) investing activities                                (12,248)          (35,579)
                                                                         ----------------  ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from note payable                                                     500,000                 -
  Proceeds from investor participation borrowings                                550,000           154,385
  Principal repayments on investor participation borrowings                      (62,500)                -
  Proceeds from issuance of common stock                                           1,000                 -
  Principal repayments on capital lease obligations                               (4,514)           (7,949)
  Value of warrants issued                                                         3,686                 -
  Debentures                                                                           -            70,000

                                                                         ----------------  ----------------
          Net cash  provided by financing activities                             987,672           216,436
                                                                         ----------------  ----------------

INCREASE (DECREASE) IN CASH                                                      289,846          (223,039)

CASH, BEGINNING OF YEAR                                                           51,676           274,715
                                                                         ----------------  ----------------

CASH, END OF YEAR                                                        $       341,522   $        51,676
                                                                         ================  ================



         Interest paid                                                                     $       152,078
                                                                         ================  ================

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
AND FINANCING ACTIVITIES:
       Common stock options issued for services                          $             -   $             -
                                                                         ================  ================
       Common stock issued for compensation                              $             -   $             -
                                                                         ================  ================
      Accrued interest added to bankruptcy liabilities                                     $       252,625
                                                                         ================  ================



              The accompanying notes are an integral part of these
                       consolidated financial statements.

LITFUNDING CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE
YEARS ENDED DECEMBER 31, 2004 AND 2003

SUPPLEMENTAL CASH FLOW INFORMATION:
                                                                                     2004               2003
                                                                              ----------------    ----------------

             Interest Paid                                                    $        18,319     $        50,485
                                                                              ================    ================

       Income taxes paid                                                      $            -0-    $            -0-
                                                                              ================    ================


SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
                                                                                     2004                 2003

   Net book value of assets acquired in issuance of common stock for
     reverse merger                                                           $            -0-    $        (6,293)
                                                                              ================    ================

   Equipment acquired under capitalized leases                                $            -0-    $        33,197
                                                                              ================    ================

   Imputed value of warrants issued with debt                                 $        62,488     $            -0-
                                                                              ================    ================





              The accompanying notes are an integral part of these
                       consolidated financial statements.

LITFUNDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED
DECEMBER 31, 2004 AND 2003
--------------------------------------------------------------


1.       ORGANIZATION AND BASIS OF PRESENTATION
         --------------------------------------

LitFunding Corp. ("The Company") was incorporated in the state of Nevada. The Company serves as a holding company for its wholly owned subsidiaries, California LitFunding and LitFunding USA ("The Companies"), both incorporated in the State of Nevada. California LitFunding was the entity that conducted substantially all operations during 2004, and owned substantially all of the operating assets, employed all the personnel, and paid the obligations of all the corporations. LitFunding USA began assuming some operations in the last quarter of 2004 and in 2005 assumed responsibility for substantially all the operations of all the corporations.

California LitFunding is the successor-in-interest by merger to the "original" company in the three primary entity corporate structure that now exists. It has been in the business of investing in litigation recoveries since 2000. In summary, California Litfunding raised capital and advanced this capital to various law firms pursuant to "Settlement Agreements". LitFunding USA resumed this business subsequent to June 17th, 2004, after the United States Bankruptcy Court entered an order confirming the LitFunding Corp. and California LitFunding joint plans of reorganization. LitFunding USA pursues this business by itself and through several wholly owned limited liability companies ("LLC's"). Settlement Agreements provide that the funds advanced shall be repaid to the Companies, plus a fee, when the lawsuits referenced in the agreement ultimately settle. The exact amount of the fee payable on the funds advanced depends upon the length of time the funds are outstanding, up to a fixed limit. Pursuant to the terms of the Settlement Agreements, the Companies' contractual right to payment is limited to the funds ultimately paid to the law firm from the specified lawsuit, or lawsuits, in which the funds are invested or expended.

On January 23, 2003, the Company completed a merger with RP Entertainment, Inc., a publicly held Nevada corporation, through a newly formed entity, RP Acquisition Corp., a Nevada corporation, as a wholly owned subsidiary of RP Entertainment. On February 25, 2003, the Company entered into an Agreement of Merger with California LitFunding, formerly LitFunding Corp. (LFC) a California corporation. LFC became a subsidiary when the Articles of Merger between RP Acquisition Corp., the Registrant's wholly owned subsidiary that was formed to facilitate the merger, and LFC were filed with the Nevada Secretary of State. The charter documents of the Company are the charter documents of the surviving corporation. Pursuant to the Merger Agreement, 7,592,250 shares of common stock were to be issued to the LFC shareholders in exchange for all the issued and outstanding shares of LFC common stock. LitFunding Corp, a California corporation changed its name to California LitFunding on May 30, 2003. RP Entertainment had no material operations, assets or liabilities prior to the merger.

As a result of the merger transaction with RP Entertainment, the former California LitFunding stockholders obtained control of the Company's voting stock. For financial accounting purposes, the acquisition was a reverse acquisition of the Company by California LitFunding, under the purchase method of accounting, and was treated as a recapitalization with California LitFunding as the acquirer. Accordingly, the historical financial statements have been restated after giving effect to the January 23, 2003, acquisition of the Company. The financial statements have been prepared to give retroactive effect to January 1, 2002, of the reverse acquisition completed on January 23, 2003, and represent the operations of California LitFunding. Consistent with reverse acquisition accounting: (i) all of California LitFunding's assets, liabilities, and accumulated deficit, are reflected at their combined historical cost (as the accounting acquirer) and (ii) the preexisting outstanding shares of the Company (the accounting acquiree) are reflected at their net asset value as if issued on January 23, 2003.

On April 2, 2003 certain individuals and entities filed an involuntary bankruptcy petition against the Company in the United States Bankruptcy Court, Central District of California. After numerous legal proceedings, in November 2003, the Company filed its voluntary Chapter 11 bankruptcy petition. In January 2004, the Company's wholly owned operating subsidiary, California LitFunding, filed a voluntary Chapter 11 bankruptcy petition. The Company received confirmation of its plan of reorganization from the United States Bankruptcy Court on June 17th, 2004 (see Note 3).

As discussed in Note 3, the Company has entered into a Chapter 11 Plan of Reorganization under the United States Bankruptcy Code. Liabilities exceed assets by $1,725,260 at December 31, 2004. The Company's net income for the year ended December 31, 2004 is substantially a result of a $14,131,116 gain associated with the discharge of debt under a transaction specified under the Bankruptcy Plan. The ability of the Company to continue as a going concern remains dependent upon successful operation under the bankruptcy plan, obtaining additional capital and financing, and generating positive cash flow from operations. The Company intends to seek additional capital either through debt or equity offerings and believes that increased volume and reduction in its lead time to finance and collect on funded cases will ultimately lead to profitability and positive cash flows. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         ------------------------------------------

Cash includes all short-term highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less. At times cash deposits may exceed government insured limits. At December 31, 2004, cash deposits did exceed those insured limits.

Principles of consolidation: The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, California LitFunding, LitFunding USA and its wholly owned LLC's and a dormant company, E. Evolution Expeditions whose name was changed to Silver Dollar Productions on January 21, 2005. All significant intercompany accounts and transactions are eliminated.

Property and equipment is stated at cost less accumulated depreciation. Depreciation is recorded on a straight-line basis over a period of the shorter of the related applicable lease term or the estimated useful lives of the assets ranging from 3 to 5 years. Depreciation expense for the years ended December 31, 2004 and 2003 was $26,108 and $31,612 respectively.

Revenue recognition -The Company recognizes revenues earned for the fees charged on the contingent advances upon successful resolution of the funded lawsuit. In accordance with the guidelines of Staff Accounting Bulletin (SAB) 104 and Statement of Financial Accounting Concepts (SFAC) No. 5, upon successful resolution of the lawsuit, including appeals, the fees become realizable and earned. At this time the fee is determinable and the collection ensured. Fees are determined as set forth in the individual contracts. Fees are generally progressive the longer the time period for which the advances are outstanding. Fees are not earned until there is successful resolution to the related legal matter. The Company has begun to make contingent advances on so called post settlement lawsuit matters. In these instances all appeals have been exhausted and the fee is both determinable and collection ensured at the time the advances are made.

Income taxes - The Company provides for income taxes based on the provisions of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, which, among other things, requires that recognition of deferred income taxes be measured by the provisions of enacted tax laws in effect at the date of financial statements. The company is a cash basis taxpayer.

Financial Instruments - Financial instruments consist primarily of cash, accounts receivable, contingent advances, and obligations under accounts payable, accrued expenses, debentures, capital lease obligations, notes payable and investor participation obligations. The carrying amounts of cash, accounts receivable, accounts payable and accrued expenses approximate fair value because of the short maturity of those instruments. The carrying value of the Company's contingent advances approximate fair value because the Company provides allowances for any estimated uncollectible amounts. The carrying value of debentures and notes payable approximate fair value because they contain market value interest rates and have specified repayment terms. The investor participation obligations at 2003 are carried at the expected repayment amounts as determined by the individual contracts and at the expected amounts allowed through the bankruptcy proceedings. Obligations under capital leases approximate fair value because the original balances approximated the fair value of the underlying equipment at the time the obligations were incurred. The Company has applied certain assumptions in estimating these fair values. The use of different assumptions or methodologies may have a material effect on the estimates of fair values.

Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates made in connection with the preparation of the accompanying financial statements include the carrying value of accounts and contingent advances receivable,

Stock-Based Compensation - Statements of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, ("SFAS 123") established accounting and disclosure requirements using a fair-value based method of accounting for stock-based employee compensation. In accordance with SFAS 123, the Company has elected to continue accounting for stock based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and has opted for the disclosure provisions of SFAS No.123.

The Company adopted the 2004 Stock Option Plan on August 6, 2004, and
960,000 options were granted under the plan to key employees during the year ended December 31, 2004. Prior to adopting the plan, options had been granted to key employees of which 1,402,500 had not expired and were still outstanding at December 31, 2004. Prior to 2004, the Company had also granted 970,000 options/warrants to employees and consultants. The 2004 Plan provides for the total number of shares of common stock of the Company which may be purchased pursuant to the exercise of options to not exceed, in the aggregate, 30% of the then issued and outstanding common stock of the Company. The Compensation Committee of the Board of Directors may grant options only to directors, officers, other salaried key employees of the Company and other qualified individuals or entities, including, but not limited to, independent contractors and consultants of the Company.

The Company has issued stock options from time to time to executives, key employees and members of the Board of Directors. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," and continues to account for stock based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". Accordingly, no compensation cost has been recognized for the stock options granted to employees. Had compensation cost for the Company's stock options been determined based on the fair value at the grant date for awards in 2004 and 2003, consistent with the provisions of SFAS No. 123, the Company's net income (loss) per share would have been increased to the pro forma amounts indicated below.

                                             2004                   2003
                                             ----                   ----
Net income (loss) - as reported         $    13,186,363       $    (8,197,244)
                                        ================      =================
Net income (loss) - pro forma           $    12,811,073       $    (8,212,261)
                                        ================      =================
Income (loss) per share - as reported   $          1.24       $         (0.84)
                                        ================      =================
Income (loss) per share - pro forma     $          1.21       $         (0.84)
                                        ================      =================

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. The minimum value method was used because the Company's stock did not trade for most of the year ended December 31, 2003. The following assumptions were used in imputing value for options granted in year ended December 31, 2004:
                                       2004             2003
                                       ----             ----
Dividend yield                         None             None
Volatility                         10% to 432%          N/A
Risk free interest rate               3.15%            3.00%
Expected asset life                  2 years          3 years
Fair value of stock               $0.10 - $0.46        $ 0.10

The summary of activity for the Company's stock options/warrants is presented below:

                                                                       2004                          2003
                                                                      -----                          ----
                                                                      Weighted                      Weighted
                                                                      Average                        Average
                                                                      Exercise                      Exercise
                                                                       Price                          Price
                                                                       -----                          -----
     Options outstanding at beginning of year                1,549,500         $0.54          47,000         $ 6.33
     Granted                                                 1,815,000         $0.21       1,502,500         $ 0.36
     Exercised                                                      -0-                         - 0 -
     Terminated/Expired                                        (32,000)        $ 1.00           - 0 -
     Options outstanding at end of year                      3,332,500         $ .30       1,549,500         $ 0.54
     Options exercisable at end of year                      3,332,500         $ .30       1,524,500         $ 0.54
     Options available for grant at end of year              2,406,019                           N/A            N/A

     Price per share of options outstanding                $0.01-$7.00                    $0.01-$7.00

     Weighted average remaining contractual lives
                                                            2.05 years                    2.83 years

     Weighted Average fair value of options granted
     during the year                                                          $ 0.21                          $0.01

     During the year ended December 31, 2004, in addition to the options discussed above, the Company issued 260,000 warrants of which 125,000 were exercised in January 2005. The warrants were issued to non-employees for services. The warrant summary is as follows:


                 NUMBER OF           EXERCISE PRICE          EXPIRATION
                 WARRANTS

                  125,000                 $0.01              April 2007
                   10,000                 $0.10              December 2005
                  125,000                 $1.00              December 2005
             ---------------
                  260,000
             ===============

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

Recently Issued Accounting Pronouncements: In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," effective for contracts entered into or modified after June 30, 2003. This amendment clarifies when a contract meets the characteristics of a derivative, clarifies when a derivate contains a financing component and amends certain other existing pronouncements. The adoption of SFAS No. 149 did not have a material effect on the Company's financial statements.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 was effective for financial instruments entered into or modified after May 31, 2003, and otherwise was effective at the beginning of the first interim period beginning after June 15, 2003. SFAS No. 150 requires the classification as a liability of any financial instruments with a mandatory redemption feature, an obligation to repurchase equity shares, or a conditional obligation based on the issuance of a variable number of its equity shares. The Company does not have any financial instruments with a mandatory redemption feature and therefore, the adoption of SFAS 150 did not have a material effect on the Company's financial statements.

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

In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities" (FIN 46). FIN No. 46 states that companies that have exposure to the economic risks and potential rewards from another entity's assets and activities have a controlling financial interest in a variable interest entity and should consolidate the entity, despite the absence of clear control through a voting equity interest. The consolidation requirements apply to all variable interest entities created after January 31, 2003. For variable interest entities that existed prior to February 1, 2003, the consolidation requirements are effective for annual or interim periods beginning after June 15, 2003. Disclosure of significant variable interest entities is required in all financial statements issued after January 31, 2003, regardless of when the variable interest was created. The adoption of FIN 46 did not have a significant impact on the Company's financial statements.

In December 2004 the FASB issued a revised Statement 123 (SFAS 123R), "Accounting for Stock-Based Compensation" requiring public entities to measure the cost of employee services received in exchange for an award of equity instruments based on grant date fair value. The cost will be recognized over the period during which an employee is required to provide service in exchange for the award -- usually the vesting period. The effective date for this statement is as of the first interim period that begins after June 15, 2005. The Company is evaluating the impact of this new pronouncement and has not yet estimated the effect of implementation on the Company's financial statements.

3.       BANKRUPTCY PETITION AND REORGANIZATION
         --------------------------------------

    On April 2, 2003, certain creditors filed an involuntary bankruptcy petition under Chapter 7 of the United States Bankruptcy Code against LitFunding Corp, a Nevada corporation. In the Petition, the Petitioning Creditors alleged that Litfunding Corp was generally not paying its debts as they became due. The debtors disputed this allegation. For approximately eleven months the debtors and the petitioning creditors engaged in litigation regarding the merits of the involuntary petition, and the Petitioning Creditors rights under disputed contracts.

    As a result of the foregoing litigation, LitFunding Corp was placed into a protective Chapter 11 proceeding effective November 19, 2003. The costs of litigating the merits of the involuntary petition, and the financial impact of the pending involuntary, so materially damaged both the LitFunding Corp and California LitFunding that it ultimately became necessary for both companies to enter into Chapter 11. Accordingly, California LitFunding entered into a Chapter 11 proceeding on January 26, 2004.

     In February of 2004, this litigation was settled. The settlement reached by and among the Company and the petitioning creditors has been incorporated into a reorganization plan confirmed by the United States Bankruptcy Courts on June 17th, 2004.

    During 2004 and 2003, California Litfunding, as the operating entity, held title to substantially all of the assets of The Company. The core assets within California Litfunding, and those with most of the value, were the Settlement Agreements, which were the primary subject of the litigation indicated with the filing of the involuntary bankruptcy petition on April 2, 2003. A total of approximately $18.6 million dollars was invested through those Settlement Agreements.

    Pursuant to the plan of reorganization, LitFunding Corp and California LitFunding have the option to voluntarily transfer the control and the collection of the settlement agreements ("the Contract Pool") to an IEP distribution agent (the `Contract Agent') for the benefit of the IEP claimants who comprise class 6 under the terms of the reorganization plan.

    LitFunding Corp, California LitFunding and the IEP claimants stipulated and agreed to do this in December 2004. In that stipulation, the Contract Agent would assume full control and administration over the `Contract Pool' and have full authority over the enforcement of the obligations set forth in the settlement agreements that comprise the Contract Pool.

    Per the agreement signed on November 30th, 2004, LitFunding Corp and California LitFunding transferred all of the original records and files to the Contract Agent on December 16th, 2004, and sent written notice to all parties subject to the settlement agreement notifying them of the transfer of control of the Contract Pool and settlement agreements to the Contract Agent including the assignment of LitFunding Corp and California LitFunding's legal rights and that all payments are now payable to the Contract Agent.

    As a result of the transfer, the Company was effectively relieved of the obligation due to the IEP claimants of IEP Note of approximately $26,662,000 including related accrued interest. The carrying value of receivables and advances at the time of the transfer was approximately $12,331,000 resulting in a gain on the transfer of $14,131,000. The original value of the IEP Note was determined based on the stipulations within the bankruptcy plan. In the transfer, the Company transferred all of its rights to the contingent advances and any potential earnings thereon. Because payments on the IEP Note were only to come from collections and earnings on the contingent advances, the Company is no longer responsible for that obligation.

    In consideration for the cooperation and support provided by LitFunding Corp. and California LitFunding making the transition seamless and effective, the IEP claimants waived and released LitFunding Corp and California LitFunding from all liability arising under the "Contingent Recourse Note" of approximately $1,560,000, which would have become effective in 2005.

    Moreover, by effecting this transfer of the Contract Pool, the two other classes of creditors (Class 4 and 5) affected by this transition will continue to receive the benefit of the unsecured creditors' allocation as defined in the plan of reorganization. The contingency administrative charge allowed by the plan of reorganization to be paid to LitFunding Corp and California LitFunding has ceased as a result of this transfer.

    As a result of the transfer of the contract pool to the IEP claimants effective in December 2004, the Company recorded an extraordinary gain for the removal the associated obligation and assets.

The Company's primary liabilities are summarized in the following paragraphs:

     A. Administrative and Priority Claims. The claims within this class total approximately $232,000 through December 31, 2004. Most of this amount represents the fees and costs payable to the Debtors general insolvency counsel, Winthrop Couchot, P.C. The balance represents sums owed of approximately $9,300 in priority wages owed to two officers of the Debtors. These amounts are not subject to comprise and are included in accounts payable and accrued expenses in the accompanying balance sheet at December 31, 2004;

     B. Gap Claims. During the period between the filing of the involuntary petition and the date on which Litfunding Nevada's stipulated to the entry of an order for relief, certain claims accrued. Substantially all of these claims accrued in favor of two law firms that were defending Litfunding Nevada against the involuntary filing. The Debtors reached an agreement with these claimants to pay $314,000 over twelve months. The remaining balance owed at December 31, 2004 is approximately $144,000 These amounts are subject to comprise and are included in trade and miscellaneous claims in the accompanying balance sheet at December 31, 2004 ;

     C. Debenture Claims. In calendar years 2002 and 2003 California Litfunding issued debentures to seven individuals, creating approximately two hundred thousand dollars ($200,000) in debt obligations. Included is a $10,000 debenture payable to a related party. These claims are unsecured and they are undisputed.

     D. Unsecured Claims Other Than Debenture Claims and IEP Claims. The Debtors have approximately $476,000 in allowed unsecured claims. These amounts are subject to comprise and are included in trade and miscellaneous claims in the accompanying balance sheet at December 31, 2004;

     E. IEP Claims. Pursuant to the Settlement Agreement entered into by and between The Company and the IEP petitioning creditors, each and every claim held by the IEP petitioning creditors has been fixed in the Plan. The totality of all claims held by the IEP petitioning creditors has been incorporated into the non-recourse Plan Note. The Plan Note had an opening balance of $26,111,763. This obligation was relieved in connection with the transfer of the Contract Pool to the IEP Creditors in December 31, 2004;

     F. The Plan presented for confirmation incorporates both a business plan, and a legal framework for the payment of claims. The business plan sets forth how The Company intends to generate the funds necessary to meet the monetary obligations fixed in the Plan. The legal framework details what each class of creditors will receive under the terms of the Plan;

     G. The business plan incorporated into the Plan is designed to accomplish two core objectives. The first core objective is to maximize the funds collected to be collected. The second core objective is to essentially restart The Company's business model by raising and investing additional capital in new lawsuits;

     H. Interest Holders. Interest holders are the parties who hold ownership interest (i.e., equity interest) in The Company. The Plan creates two classes of interests. Class 7, which is comprised of Litfunding Nevada, as the holder of all of the common stock of California Litfunding, and Class 8, which is comprised of all of the holders of common stock interests in Litfunding Nevada. These classes are not impaired under the terms of the Plan.

The remaining bankruptcy liabilities at December 31, 2004 are summarized as follows:

 Gap Claims                              $   144,403
 Unsecured Creditors and Other               477,000
                                         ------------
     Subtotal                                621,403

 Debentures                                  200,000
                                         ------------
                                         $   821,403
                                         ============


The Company intends to repay all obligations in full. Debenture Claims are impaired as that termed is used in the Bankruptcy Code because obligations will be paid out over a specified longer term. However, for accounting purposes, the Company does not believe any of the obligations are compromised at December 31, 2004, based on the expected amount of allowed claims.


4.       ACCOUNTS RECEIVABLE AND CONTINGENT ADVANCES
         --------------------------------------------

Accounts receivable represents unpaid amounts due for the return on contingent advances and fees earned on cases in which there have been positive resolutions. At December 31, 2004, accounts receivable consisted of an advance of $100,000 plus the related fee $12,500 relating to a single post settlement agreement.

Contingent advances occur when the Company enters into agreements with lawyers and law firms whereby the Company advances funds for litigation costs on selected cases. Generally, the Company will be repaid those amounts plus negotiated fees when and if a case is settled. These agreements are non-recourse but are secured by a lien against any awards in the case. Fees are generally based on the length of time the advances are outstanding. If the fee is less than the award or settlement, the fees are reduced to the amount of the recovery.

Management estimates the net realizable value of contingent advances by periodically reviewing the progress of the cases with the attorneys trying them and past experience with similar cases. Management believes that the Company has historically achieved a success rate of approximately 85% on cases that it has funded. Post reorganization procedures and policies have been implemented and management believes that it will achieve a success rate of no less than 90% on new fundings. Management monitors all cases and provides an allowance if it believes that any advances have been impaired. At December 31, 2004, there were contingent advances outstanding of $ 417,500 and a corresponding impairment allowance of $ 41,750.

5.       INVESTOR PARTICIPATION OBLIGATIONS
         ----------------------------------
Prior to the filing of the involuntary petition on April 2, 2003, the Company raised capital to enable it to engage in the practice of funding the contingent advances by entering into so called IEP agreements. These are considered to be investment/equity participation agreements the nature of which has been redefined and fixed as part of plan of reorganization and the totality of all claims held by the IEP petitioning creditors has been incorporated into the non-recourse Plan Note. The non-recourse Plan Note had an opening balance of $26,111,763 as of May 1, 2004 and as of May 1, 2004 included an approximate $2,000,000 from the cancelled sale of stock and a predetermined retroactive return. As discussed in note 3 above, the Contract Pool was transferred on December 16, 2004, to the Contract Manager designated by the IEP Claimants. Accordingly, this non-recourse plan note has been removed from the balance sheet at December 31, 2004, to reflect the economic reality of the transaction.

Costs associated with obtaining the capital, consisting mainly of commissions paid, were included as a reduction of the investor participations balance and were amortized over one year. Amortization for the ended December 31, 2003 was $786,176. A summary of investor participation is as follows:



                         December 31, 2004          December 31, 2003
                         -----------------          -----------------

Investor participation    $     438,898             $      18,814,550
Commissions                     -0-                          (154,385)
                         -----------------          -----------------
Total                     $     438,898             $      18,660,165
                         =================          =================


6.       DEBENTURES
         ----------

During the years ended December 31, 2002, the Company issued 5-year 9% convertible debentures amounting to $200,000, due January 1, 2007. Included is one debenture due to a related party for $10,000. Interest is due semi-annually on the first day of June and December of each year, commencing June 1, 2003 until fully paid. As part of the plan of reorganization, these debentures have an amended maturity to 2008.

The registered holders of the debentures have the right, after one year prior to maturity, to convert the principal at the original conversion price of $10 for one Common share or at the adjusted conversion price. If and whenever on or after the date of this debenture, the Company issues or sells any share of common stock for a consideration per share less than the initial conversion rate, then upon such issue or sale, the initial conversion rate shall be reduced to the lowest net price per share at which such share of common stock have been issued. The debentures are subordinated to all the senior indebtedness.


7.       DEBT
         ----

     Notes payable at December 31, 2004 are comprised of the following:

     Note payable to entity, original balance of $500,000,
     interest at 10% per annum.  Principal and interest due
     May 9, 2005.  The Note is unsecured.                            $ 500,000


8.       STOCKHOLDERS' DEFICIT
         ---------------------
As discussed in Note1, the Company entered into a merger agreement in January 2003, whereby 7,592,250 shares of its common stock were issued in exchange for all the issued and outstanding shares of the common stock of California LitFunding. The acquisition was a reverse acquisition of the Company by California LitFunding, under the purchase method of accounting, and was treated as a recapitalization with California LitFunding as the acquirer. Accordingly, the historical financial statements have been restated after giving effect to the January 23, 2003, acquisition of the Company.

During the year ended December 31, 2004, the Company granted 125,000 shares of common stock to officers and employees as compensation for services rendered. The value of these shares was determined by the quoted trading price of the Company's common stock.

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

As a condition of the Settlement and Mutual Release Agreement, which the Company and several shareholders entered into with the officer-stockholder, the officer-stockholder returned 2,700,000 (3,964,157 shares when consideration is given to the exchange conducted as part of the reverse merger), of his founding shares during the year ended December 31, 2002. These shares were valued at their original issuance cost of $.001 in the accompanying financial statements, as the transaction in effect was a revocation of the original issuance.

In the year ended, December 31, 2004, the Company issued 100,000 shares to a consultant for $1,000 plus services to be provided to the Company. The Company valued the transaction at $25,000, $1,000 in cash and $24,000 expensed as services. The value was determined based on the trading value of the common stock of $0.25 per share.

In the year ended December 31, 2004, the Company declared and issued an 11 for 10 stock dividend. As a result 1,045,501 shares were issued. The trading value of the shares on the declaration date of November 1, 2004, was $0.70. The aggregate value of the new shares issued of $729,751 was reclassified from the accumulated deficit to additional paid-in capital.


9.       INCOME TAXES
         -------------

The Company recognizes deferred income taxes for the differences between financial accounting and tax bases of assets and liabilities. The Company has elected to account for its income and expenses on a cash basis for income tax purposes. Income taxes for the years ended December 31, 2004 and 2003 consisted of the following:

                                             2004             2003
                                             ----             ----
Current tax (benefit) provision          $     178,936     $   (816,290)
Deferred tax (benefit) provision              (178,936)         816,290
                                         --------------    -------------
Total income tax provision               $     - 0-        $    - 0-
                                         ==============    =============

Net deferred income tax assets of $3,008,000, less a deferred income tax liability of $8,000 are fully offset by a valuation allowance of $3,000,000. The valuation allowance was decreased by $3,097,000 and increased by $3,290,000 in the years ended December 31, 2004 and 2003 respectively. The decrease in the valuation allowance in the year ended December 31, 2004, is a result primarily of the expiration of net operating loss carryforwards. Consequently, the deferred income tax asset of $3,514,000 related to those net operating loss carryforwards was also reduced. The net deferred income tax asset at December 31, 2004 is comprised of:

      Differences in cash basis assets                           $      13,000
      Differences in cash basis liabilities for
      accounts payable and accruals                                    610,000
      Net operating loss carryforwards                               2,385,000
                                                                 --------------
      Deferred income tax asset                                      3,008,000
          Less: Valuation allowance                                 (3,000,000)
                                                                 --------------
          Total deferred income tax asset                                8,000
      Deferred income tax liability                                     (8,000)
                                                                 --------------
      Net deferred income tax asset                              $      - 0 -
                                                                 ==============

Net operating loss carryforwards of approximately $6,633,000 million expire from 2021 through 2024. Due to the change in control of the Company discussed in Note 1, future utilization of the net operating losses may be restricted.

The differences between the statutory and effective tax rates are as follows for the year ended December 31, 2004:

                                                              2004                       2003
                                                              ----                       ----
     Federal statutory rates                             $ 4,448,000    34%    $  (2,787,000))    (34)%
     State income taxes                                      785,000     6%         (492,000)      (6)%
     Valuation allowance for operating loss carry
     forwards                                            (3,097,000)               3,290,000       40%
     Permanent difference for discharge of debt          (2,125,000)                  -
     Other                                                  (11,000)                 (11,000)      -%
                                                        ------------ ------- ---------------- ---------
     Effective rate                                     $     - 0 -            $     - 0 -         0%
                                                        ============ ======= ================ =========

Because there is no overall income tax effect for the year ended December 31, 2004, there is no income tax effect for the extraordinary item.

10.      COMMITMENTS AND CONTINGENCIES
         -----------------------------

OPERATING LEASE:

The Company rescinded its long-term property lease as allowed in Chapter 11 bankruptcy proceedings of the Federal Bankruptcy code and moved its offices to Las Vegas, Nevada in October of 2004 where it occupied space on a month-to-month lease until March 1, 2005, when it executed a 3-year lease. Rent expense under the premises leases were $127,310 and $ 143,088 for the years ended December 31, 2004 and 2003.

Certain of the Company's officers have personally guaranteed an automobile operating lease.


Future minimum annual lease payments under operating lease agreements for the years ended December 31 are as follows:

    2005       2006       2007        2008      Thereafter      Total
----------- ----------- ----------- ----------- ----------- --------------
$  56,763   $  75,112   $  73,800   $  12,360     $ -0-     $  218,035

CONTINGENCIES:

The company is a defendant in several matters in litigation, many of which are in the normal course of business, including litigation for refunds of funds invested. The company believes these suits are without merit and intends to defend these litigations in courts of law.

The Company is involved in suits for breach of contract, fraud, conspiracy and defamation with the same claimants in the United States Bankruptcy Court and California State Court. The claimants allege that there was a finder's fee agreement between them and the founding officers / shareholders of the company. The Company's position is that there was a negotiated agreement with the claimants, which was complied with. The claimants allege damages of $16 million.

In May 2004, the United States Bankruptcy Court upheld the company's objections to all monetary claims. The claimants appealed this decision. Additionally, they filed an adversary proceeding raising most of the issues already raised in the first claims. In February 2005, the United States Bankruptcy Court partially dismissed the claimant's adversary complaint and told the claimants to amend the complaint to give them the opportunity to clarify their claims. The claimants filed that amended complaint. In March 2005, the company filed a motion to dismiss with prejudice the entire amended complaint on the grounds that the claims therein were previously denied by the court in the bankruptcy proceeding.

The State Court action has been stayed pending resolution of the issues in the United States Bankruptcy Court. The Federal Court's decisions in the company's favor will preclude proceedings against the company in the state court action.

11.      NET INCOME (LOSS) PER SHARE
         ---------------------------

Net income per share is calculated using the weighted average number of shares of common stock outstanding during the year. Options/Warrants to purchase 3,592,500 to purchase common shares were not considered in the calculation for diluted earnings per share for the years ended December 31, 2004. In accordance with SFAS No. 128, the control number used in determining the dilutive effect of warrants and options is based on operating income, not income after extraordinary item. Because the Company experienced a net operating loss as of December 31, 2004 the effect of their inclusion based would be anti-dilutive and hence, were not included. The calculation for the year ended December 31, 2003 is retroactively restated for the 11 for 10 stock split that occurred in the year ended December 31, 2004.

                                                                     2004                                   2003
                                                     INCOME                      PER                                    PER
                                                     (LOSS)         SHARES      SHARE     INCOME (LOSS)    SHARES      SHARE
                                                  -------------- ------------- --------- --------------- ------------ ---------
Net income (loss) before extraordinary item       $ (1,047,850)                          $  (8,197,244)
Extraordinary item                                  14,131,116                                 -0-
                                                  --------------                         ---------------
Total                                             $ 13,083,266                           $  (8,197,244)
Preferred dividends                                    -0-                                     -0-

                                                  --------------                         ---------------
Income (loss) available to common stockholders
                                                  $ 13,083,266                           $  (8,197,244)
                                                  ==============                         ===============

Basic Earnings (Loss) Per Share:
Before extraordinary item                         $ (1,047,850)    10,585,663  $  (0.09)                              $  (0.84)
Extraordinary item                                  14,131,116     10,585,663      1.33                                    -0-
                                                  --------------               --------- ---------------              ---------
Total                                             $ 13,083,266     10,585,663  $   1.25  $  (8,197,244)    9,806,247  $  (0.84)
                                                  ==============               ========= ===============              =========

Effect of dilutive securities                          N/A                                    N/A

Diluted Earnings (Loss) Per Share
Before extraordinary item                         $ (1,047,850)   10,585,663   $  (0.09)                              $  (0.84)
Extraordinary item                                  14,131,116    10,585,663       1.33                                    -0-
                                                  --------------               --------- ---------------              ---------
Total                                             $ 13,083,266    10,585,663   $   1.25  $  (8,197,244)    9,806,247  $  (0.84)
                                                  ==============               ========= ===============              =========

12.      CONCENTRATION OF CREDIT RISK
         ----------------------------

The Company maintains cash balances at banks in California and Nevada. Accounts are insured by the Federal Deposit Insurance Corporation up to $100,000. At times, the Company's cash balances may exceed insured limits. At December 31, 2004, cash deposits exceeded those insured limits by approximately $122,000.

Financial instruments that potentially subject the Company to concentrations of credit risk are primarily contingent advances and trade accounts receivable. All of the trade accounts receivable at December 31, 2004 are due from one customer.

The Company's contingent advances are generally due from clients when the litigating case in question is settled favorably. Substantially all cases are being tried by lawyers in the state of California. Monies invested by the Company plus fees become part of the Companies accounts receivable and are due at that time less any settlement discount. The contingent advances balance at December 31, 2004 is comprised of several advances to Attorneys. However, two attorneys represent approximately 6o% of the total balance at December 31, 2004. No other single note or debtor comprises greater than 10% of the total balance at December 31, 2004.

13.      RELATED PARTY TRANSACTIONS
         --------------------------

         During the year ended December 31, 2004, the Company entered into an agreement with a non-independent Board member to lease office space on a month to month basis. Rent expense recognized as of December 31, 2004 related to this agreement was $29,700, $17,820 of which is recorded in accrued liabilities at December 31, 2004. This lease was terminated in March, 2005. In addition, this same Board member has a $10,000 debenture with the Company as described in Note
6. The Company has recognized $900 in interest expense related to this note, $225 of which is accrued at December 31, 2004.

14.      SUBSEQUENT EVENTS
         -----------------

         The company entered into a 3-year lease with an unrelated third party for 5,000 square feet of office space in Las Vegas, Nevada on March 1st, 2005.

On December 31, 2004, the Company filed an SB-2 registration statement registering 4,000,000 shares. The Securities Exchange Commission declared that registration statement effective in January 2005.

On February 11, 2005, the Company filed an additional SB-2 registration statement registering approximately 22,000,000 shares pursuant to a $10,000,000 equity line of credit with Dutchess Private Equities Fund 11, LP. That registration statement is pending review from the Securities Exchange Commission.

On April 28, 2004, a claim was filed against LitFunding Corp and California LitFunding in the amount of $48,576 and then amended on August 12, 2004, in the amount of $298,110. The Company objected to the claim as unfounded but did participate in a court ordered mediation. With a view to avoiding unnecessary further litigation, the Company reached a settlement with the claimant in February 2005 whereby the claimant is allowed an unsecured claim in the amount of $75,000 and shall be encompassed into the class 5-creditor group. The claimant will also receive 80,000 shares of common stock pursuant to section 1145 of the bankruptcy code. A motion to approve the stipulation was filed in the United States Bankruptcy Court in March 2005.

As discussed above, LitFunding Corp and California LitFunding transferred all of the original records and files of the original Contract Pool to the IEP Claimants designated Contract Agent on December 16th, 2004, and sent written notice to all parties subject to the settlement agreement notifying them of the transfer of control of the Contract Pool and settlement agreements to the Contract Agent including the assignment of LitFunding Corp and California LitFunding's legal rights and that all payments are now payable to the Contract Agent. The right to effect this transfer was written into the Plan of Reorganization ordered and confirmed by the United States Bankruptcy Court on June 17th, 2004. Nevertheless LitFunding Corp and California LitFunding did present a motion to the United States Bankruptcy Court advising them of the agreement to effect the transfer and the court confirmed it in January 2005.

                                    * * * * *

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS.

There have been no changes in or disagreements with our accountants, Epstein, Weber & Conover, PLC, since engaging that firm that are required to be disclosed pursuant to Item 304 of Regulation S-B. During 2004, we changed our auditor from Kabani and Company, Inc., CPA ("Kabani"). On March 26, 2004, we dismissed our independent auditors Kabani effective as of that date. Kabani served as our independent auditors' for our fiscal years ended December 31, 2002, and through the date of its dismissal. Kabani & Company, Inc.'s report on our financial statements for the year ended December 31, 2002 does not contain an adverse opinion or disclaimer of opinion or was qualified as to audit scope or accounting principles however, it was modified to include an explanatory paragraph wherein they expressed substantial doubt about our ability to continue as a going concern. Kabani did not issue reports on our financial statements for the fiscal year ended December 31, 2001.


ITEM 8A. CONTROLS AND PROCEDURES.
---------------------------------

(a) Evaluation of disclosure controls and procedures. We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed within 90 days of the filing date of this report, our chief executive officer and the principal financial officer concluded that our disclosure controls and procedures were adequate.

(b) Changes in internal controls. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the chief executive officer and principal financial officer.

ITEM 8B. OTHER INFORMATION.
---------------------------

None.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

    The executive officers and directors of LitFunding Corp as of December 31, 2004 are as follows:


  NAME               AGE        POSITION
  ----               ---        --------

  Morton Reed        70         Director, President, CEO
  Stanley Weiner     61         Director, VP Finance
  David Cohen        46         CFO, Treasurer and Secretary
  Howard Appel       42         Director and Chairman of Audit Committee
  David Wallace      43         Director and Chairman of Compensation Committee
  Andrew Scherr      36         Director and Chairman of Governance Committee

MORTON REED, PH.D., CHAIRMAN OF THE BOARD OF DIRECTORS, PRESIDENT AND CEO. Dr. Reed served in the United States Marine Corps during the Korean War. After returning from overseas he attended UCLA for his undergraduate studies in English and Philosophy. From 1960 through 1980 he served as an executive in several business ventures: CEO of Cathay Studios, from 1960 to 1968; CEO of Orient Limited of Nevada from 1968 to 1972; President and Chairman of AAlpha Mortgage Company from 1970 to 1982. During this time he continued with his education earning a Masters Degree in Psychology from Antioch University in 1973 and a Doctorate in philosophy in Clinical Psychology from California Graduate Institute in 1975. In 1996 Dr. Reed joined Magnolia Studios a post production facility in Burbank, CA and helped effect a rate of that company to Millennium Studios which appointed him interim CEO. He left Millennium in 1999 and joined Case Financial, a litigation funding company where he served as VP of Sales. In November 2000, Dr. Reed left Case Financial to form LitFunding Corp where he remains as President. Dr. Reed is not an officer or director of any other reporting company.

STANLEY B. WEINER, VICE PRESIDENT OF FINANCE, DIRECTOR. Mr. Stanley B. Weiner has more than 35 years experience creating and running businesses. Mr. Weiner was the founding officer of Gemini Financial Corporation, a NASD Broker/Dealer from 1970 through 1975, President of APA, Real Estate Syndication Company from 1975 through 1978, Managing Partner of Agri-World Partnership from 1978 through 1983, an agricultural project syndication company with offices throughout Europe and the Middle East. Mr. Weiner was a Founding Officer/President of Regent Properties from 1985 through 1990, and Chief Executive Officer of Wise Industries from 1990 through 1993, a company specializing in pollution control devices. In 1978, Mr. Weiner founded Western Pacific Investment Corporation, which syndicated thousands of apartment units, office buildings, shopping centers and agricultural properties in addition to packaging many tax-sheltered investments. As a result of the foregoing activities, Mr. Weiner has extensive experience in marketing, acquiring, financing and developing commercial and agricultural property, negotiating agreements and packaging transactions. Mr. Weiner received his Bachelor of Arts degrees in both Psychology and Economics from California State University at Long Beach in 1966. He also did graduate work in both fields at UCLA. Mr. Weiner has in the past held a National Association of Securities Dealers Principals license and is a licensed Real Estate Broker. Mr. Weiner is not an officer or director of any other reporting company.

DAVID COHEN, CHIEF FINANCIAL OFFICER, TREASURER, CORPORATE SECRETARY. Mr. Cohen has more than 23 years experience in business. Mr. Cohen received his undergraduate BS degree in both Economic and Accounting in South Africa in 1979, and passed the CPA examinations in California in 1987, though he does not currently practice as a CPA. After spending nine years in public accounting, Mr. Cohen became deeply involved in the founding of a broker-dealer, and a company who specialized in the export of limousines to China. He later became part owner in a coffee operation modeled along the lines of Starbucks. In 1992, Mr. Cohen took a position as CFO, Controller and Treasurer with RPS and Affiliates, a $500 million dollar real estate conglomerate operating in 38 states and the commonwealth of Guam. RPS had two public affiliates and several subsidiaries including a captive broker-dealer, an insurance agency, a chain of 12 nursing homes, and a high-tech manufacturing company. Mr. Cohen played a key role in streamlining the operations of this 1,500 employee company and focused its attention on achieving position cash flow. Mr. Cohen's experience also includes several start-ups and turnaround situations and he has raised more than $35 million in private and public offerings. Mr. Cohen has twice been licensed by the National Association of Securities Dealers (NASD) as a Financial Operations Principal. Mr. Cohen is not an officer or director of any other reporting company.

DAVID G. WALLACE, DIRECTOR. Mr. Wallace received his BBA in Real Estate Finance from the University of North Texas in 1983. Mr. Wallace also attended Union College in Schenectady, New York and received a scholarship to study International Real Estate, International Finance and International Law at the University of Reading located in Reading, England. Since his graduation, Mr. Wallace has been involved in the acquisition and/or formation of over 100 companies and/or partnerships and has secured over $300 million in equity and debt. Mr. Wallace currently serves as the Chairman of Wallace & Associates Investments, Inc., formerly The Markpoint Company, a venture capital and merchant banking operation that oversees investment activities for its related investment funds. As a result of the numerous portfolio holdings, Mr. Wallace currently serves on the boards for several private and public companies. Mr. Wallace also served as the Chief Executive Officer of The Grantham Company, a private investment-banking firm. The Grantham Company specialized in making direct investments with its co-investors in small, but established companies that sought medium-term capital to support further expansion. Mr. Wallace was Vice President of Equity Management Corporation, a private real estate syndication firm. In this capacity, Mr. Wallace was responsible for the acquisition and/or sale of over $250 million of income producing properties. In connection with such real estate activities, Mr. Wallace was a charter member of the North Texas Association of Real Estate Professionals, a former member of the Real Estate Securities and Syndication Institute (RESSI), a former member of the American Association of Financial Planners, and was frequently a guest lecturer at the University of North Texas' "Executive on Campus" program. Mr. Wallace is Co-Chairman, United States Conference of mayors - Homeland Security task Force, Member, United states Conference of Mayors, Chairman of the Texas Energy Center Task Force and sits on the boards of Directors of several businesses.

HOWARD APPEL, DIRECTOR. Mr. Appel is Chief Financial Officer and a Director of Laffer Associates, an economic research and consulting firm that provides global investment-research services to institutional asset managers, pension funds, financial institutions and corporations. He is also Chief Financial Officer and a Director of Laffer Advisors, an institutional broker-dealer and wholly owned subsidiary of Laffer Associates. Mr. Appel also manages the business and financial affairs of Dr. Arthur B. Laffer - renowned economist and former advisor to President Ronald Reagan. His business concentration is the areas or financial and operations management and analysis, business development, formation of joint ventures and new business start-ups and various legal undertakings. In addition to his role with LitFunding, Mr. Appel also advises a number of private companies including U.S. Script and Vizional Technologies. He was a former treasurer of Yorktown University, an online university offering undergraduate and graduate programs in Government and Business and Economics. Mr. Appel received his BSc from the California State University in 1985. He has been licensed as a Certified Public Accountant with the State of California since 1987 and is registered Securities Agent and Financial Operations Principal licensed with the National Association of Securities Dealers (NASD). Mr. Appel is not an officer or director of any other reporting company.

ANDREW B. SCHERR, DIRECTOR. Mr. Scherr is a strategic consultant advising companies on finance, strategy and M&A. As an investment banker with Salomon Smith Barney and later with Alex, Brown, Mr. Scherr raised in excess of $15 billion in financings and advised on numerous mergers, acquisitions and restructurings. Prior to his work in corporate finance and M&A, Mr. Scherr was a management consultant at Accenture where he advised companies on strategic issues. In addition, Mr. Scherr has experience in venture capital, asset management, corporate law and entrepreneurship. Mr. Scherr received his B.S. in electrical engineering in 1990 and computer science from the Johns Hopkins University, his JD from the University of Maryland in1996, and his MBA from the Yale School of Management in 1995. Mr. Scherr is not an officer or director of any other reporting company.

There is no family relationship between any of our officers or directors. There are no orders, judgments, or decrees of any governmental agency or administrator, or of any court of competent jurisdiction, revoking or suspending for cause any license, permit or other authority to engage in the securities business or in the sale of a particular security or temporarily or permanently restraining any of our officers or directors from engaging in or continuing any conduct, practice or employment in connection with the purchase or sale of securities, or convicting such person of any felony or misdemeanor involving a security, or any aspect of the securities business or of theft or of any felony, nor are any of the officers or directors of any corporation or entity affiliated with us so enjoined.

Each of our directors is elected at the annual meeting of stockholders and serves until the next annual meeting or until his successor has been elected and qualified. Holders of common stock can elect a number of members of the board of directors proportionate to the percentage of shares held by each of them constitute of the total outstanding shares. Vacancies in the board of directors are filled by a majority vote of the remaining members of the board of directors who were elected by the same class of shareholders. Currently, there are no standing compensation arrangements for board of director members. Our executive officers are elected by and serve at the discretion of the board of directors.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

   Section 16(a) of the Securities Exchange Act of 1934 requires our officers, directors, and persons who own more than 10% of the registered class of our equity securities to file reports of ownership with the Securities and Exchange Commission. Officers, directors and greater than 10% stockholders are required by the regulations of the Securities and Exchange Commission to furnish us with copies of all Section 16(a) forms they file.

   Based solely on a review of the Forms 3 and 4 furnished to us, we believe that all filing requirements applicable to our officers, directors and greater than 10% beneficial owners were recently complied with, with the exception of the following: Mr. Tomchin, who previously owned more than 10% of our issued and outstanding common stock has not made such reports.

   Form 5 is not required to be filed if there are not previously unreported transactions or holdings to report. Nevertheless, the we are required to disclose the name of directors, executive officers and 10% shareholders who did not file a Form 5, unless we have obtained a written statement that no filing is due. We have been advised by those required to file Form 5 that no filings were due, with the exception of Mr. Tomchin.

AUDIT COMMITTEE AND FINANCIAL EXPERT. Howard Appel, Director is Chairman of this committee and David Wallace and Andrew Scherr also sit on this committee. . We have determined that Mr. Appel is a financial expert within the meaning of Item 401(e)2, and is independent.

CODE OF ETHICS. We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. It is available to our shareholders on request.

ITEM 10. EXECUTIVE COMPENSATION
         ----------------------

EXECUTIVE COMPENSATION

   The following table furnishes compensation information for the year ended December 31, 2004, for the chief executive officer; General Counsel and CFO. No other executive officers earned more than $100,000 during the year ended December 31, 2004. During fiscal 2004 officers received, and as of March 16, 2005, did hold stock options or SARs which have been granted in connection with their service to the Company in any capacity.


                           SUMMARY COMPENSATION TABLE

(a) Annual Compensation.

Executive Compensation

The following table furnishes compensation information for the years ending December 31, 2003 and December 31, 2004 for the Chief Executive Officer; VP of Finance and CFO. No other executive officers earned more than $100,000 during these years. During the years those officers received, and as of March 21, held, the stock options and warrants disclosed below, which have been granted in connection with their services to us.

=================== ======== ====================================== ================================================ ===============
                                      ANNUAL COMPENSATION                        LONG TERM COMPENSATION

------------------- -------- -------------------------------------- ------------------------------------------------ ---------------
NAME AND PRINCIPAL   YEAR    SALARY ($)    BONUS    OTHER ANNUAL                  AWARDS                  PAYOUTS      ALL OTHER
     POSITION                               ($)   COMPENSATION ($)                                                   COMPENSATION
------------------- -------- ----------- -------- ----------------- ----------------------------------- ------------ ---------------
                                                                      RESTRICTED        SECURITIES          LTIP
                                                                     STOCK AWARDS       UNDERLYING      PAYOUTS ($)
                                                                         ($)        OPTIONS/SARS (#)*        **
------------------- -------- ----------- -------- ----------------- --------------- ------------------- ------------ ---------------
Morton Reed,        2003     252,000(1)   None          None             None           32,500 (2)          None      See Note 3
president, chief
executive officer
------------------- -------- ----------- -------- ----------------- --------------- ------------------- ------------ ---------------
                    2004     252,000(1)   None          None             None           450,000(2)          None         None
                                                                                       250,000 (6)
------------------- -------- ----------- -------- ----------------- --------------- ------------------- ------------ ---------------
Stanley Weiner, VP  2003        None      None          None           100,000          5,000 (4)           None      See Note 4
Finance                                                               shares of        750,000 (4)
                                                                     common stock
------------------- -------- ----------- -------- ----------------- --------------- ------------------- ------------ ---------------
                    2004        None      None          None             None           175,000(3)          None         None
                                                                                       350,000 (6)
------------------- -------- ----------- -------- ----------------- --------------- ------------------- ------------ ---------------
David Cohen, chief  2003      125,000     None          None             None          100,000 (7)          None         None
financial officer,                                                                       (sign-on
secretary,                                                                              incentive)
treasurer
------------------- -------- ----------- -------- ----------------- --------------- ------------------- ------------ ---------------
                    2004      125,000     None          None             None          175,000 (6)          None      See Note 5
                                                                                       350,000 (6)
------------------- -------- ----------- -------- ----------------- --------------- ------------------- ------------ ---------------
Michael Marcelli,   2003      100,000     None          None             None             20,000            None         None
former general
counsel
------------------- -------- ----------- -------- ----------------- --------------- ------------------- ------------ ---------------
=================== ======== =========== ======== ================= =============== =================== ============ ===============

(1) Dr. Reed voluntarily stopped taking salary in mid 2003 to assist us in the financing of ongoing litigation. Dr. Reed resumed taking a salary in 2004 but takes only $150,000 of the $252,000 to which he is entitled. The difference is accrued as a liability, though we have not yet determined treatment of the deferred portion of his salary.

(2) Represents stock options issued for services. Dr. Reed was issued 32,500 options to purchase shares of our common stock for $1.00 per share that expire February 3, 2007; Dr. Reed's 450,000 options to purchase shares of our common stock for $0.10 per share expire on June 23, 2007. In 2003, Dr. Reed was issued 200,000 warrants to purchase shares of our common stock at $0.10 per share, which expire December 22, 2006. Not shown above but granted in 2005, Dr. Reed was granted 500,000 options for services to us. Dr. Reed assigned away 150,000 warrants in March 2005.

(3) Car allowance $676 per mo, plus insurance and DMV fees and Medical: $1,602 per 6 month periods, plus prescriptions and co-payments as needed. Apartment allowance in Las Vegas of approx. $1,800 per month which began October 2004.

(4) Mr. Weiner was granted 5,000 options in March 2003. Mr. Weiner received 450,000 warrants on October 8, 2003 and gifted 405,000 warrants on that same date; Mr. Weiner received 300,000 warrants on December 18, 2003 and gifted those 300,000 warrants and his remaining 45,000 warrants away in December 2003. Mr. Weiner also owns 5,000 options to purchase shares of our common stock at $1.00 per share which expire on March 3, 2007 and 175,000 options to purchase shares of our common stock at $0.10 per share which expire June 23, 2007. Mr. Weiner assigned away 180,000 options and 75,000 warrants in March 2005.

(5) Medical $380 per month; cost of approx. 4 nights lodging in Las Vegas and airline fare from San Diego to Las Vegas, per week beginning in October 2004 (estimated avg. $400 per week). Prior to that we provided Mr. Cohen's cost of 3 nights lodging in Los Angeles at approx. $250 per week.

(6) In 2004, Mr. Cohen received 175,000 options to purchase shares of our common stock at $0.10 which expire on June 23, 2007. Additional stock options to purchase shares of our common stock for $0.30 per share, granted in December 2004 pursuant to our 2004 stock option plan.

(7) In 2003, Mr. Cohen's 100,000 options were granted as a signing bonus as follows: 25,000 options to purchase shares of our common stock at $0.001 which expire on June 2, 2007; 25,000 options to purchase shares of our common stock at $0.001 which expire on October 2, 2007; 25,000 options to purchase shares of our common stock at $0.001 which expire on January 2, 2008; 25,000 options to purchase shares of our common stock at $0.001 which expire on April 2, 2008.

* Aggregated Option/SAR Exercises and Fiscal Year End Option/SAR Value Table. There was no exercise during 2003 of stock options or SARs.

** Long Term Incentive Plan ("LTIP") Awards Table. We did not make any long term incentive plan awards to any executive officer in 2003.

COMPENSATION OF DIRECTORS. Our directors are anticipated to receive cash compensation for their services as directors during 2004 as listed below.

                              Morton Reed             $5,500
                              Stanley Weiner          $5,500
                              David Wallace           $7,250
                              Howard Appel            $7,250
                              Andrew Scherr           $7,250

In January 2005, we granted each of our directors, Dr. Reed and Messrs. Weiner, Wallace Appel and Scherr 37,500 warrants to purchase shares of our common stock at $0.20 per share. These warrants vest immediately and expire five years from the vesting date.. Each director was also granted 18,750 warrants to purchase shares of our common stock which vested on February 6, 2005, and another 18,750 warrants will vest 90 days later. These warrants enable the holder to purchase shares of our common stock at $0.20 per share and expire in January 2010. In addition, each chair of our board committee, Messrs. Wallace, Appel and Scherr are entitled to receive 10,000 additional warrants to purchase shares of our common stock at $0.20 per share. Of these, 5,000 have vested to each individual, another 2,500 vested on February 6, 2005 and the remaining 2,500 vest 90 days later. These warrants expire five years from the vesting date..
Compensation received by our directors during 2003 is listed below.

                              Morton Reed             $2,000
                              Stanley Weiner          $1,000
                              J. Holt Smith**         $2,000
                              Michael Marcelli**      $3,000


                           **former directors

Any compensation received by our officers, directors, and management personnel will be determined from time to time by our board of directors. Our officers, directors, and management personnel will be reimbursed for any out-of-pocket expenses incurred on our behalf.

EMPLOYEE STOCK COMPENSATION PLANS. In August 2002 while operating under the name RP Entertainment, Inc., we adopted our 2002 Employee Stock Compensation Plan Stock Incentive Plan, which set aside a total of 7,100,000 shares of our common stock for issuance to our officers, directors, employees, and consultants. Grants of stock options to such individuals made through December 31, 2003 were made under the terms of this plan.

In February 2003, we granted 532,500 options to our officers, directors and certain of our employees at the time. These include 32,500 options granted to Morton Reed, our chief executive officer and one of our directors; 100,000 options to David Cohen, our chief financial officer and corporate secretary; 325,000 options to Stanley Tomchin, one of our former directors, and currently a principal shareholder; 20,000 options to Michael Marcelli, a former employee; 20,000 options to Alexandra Atwood, a former employee; 20,000 options to Brian Sokol, a former employee; 5,000 options to Brian Levine, a former employee; and 10,000 options to Cheryl Smith, a former employee.

In March 2003 we granted 5,000 options to Stanley Weiner, one of our directors.

In July 2003, our Board of Directors voted to amend the number of shares reserved for issuance under our 2002 Employee Stock Compensation Plan from 7,100,000 to 1,500,000.

In October 2003, we granted 200,000 warrants to Morton Reed, our chief executive officer and one of our directors; and 405,000 warrants to Stanley Weiner, one of our directors. In December 2003, we granted another 345,000 warrants to Mr. Weiner; he currently does not own any warrants, having subsequently gifted his 750,000 warrants to others. In December 2003 we granted 10,000 warrants to Anthony Reed, an employee.

In April 2004, our Board of Directors adopted a 2004 Executive Stock Option Plan, with the goal of providing certain of our directors, key employees and other qualified individuals or entities and the directors and key employees of any subsidiary corporation who are responsible for our continued growth an opportunity to acquire a proprietary interest in us, and, therefore, to create in such directors, key employees and other qualified individuals or entities an increased interest in and a greater concern for our welfare.

In June 2004, this Plan was ordered and approved by the Bankruptcy Court and was again approved by the stockholders at the Annual shareholders meeting held on August 6, 2004.

In March 2004, we granted 50,000 options to Alexandra Atwood, a former employee; 450,000 options to Morton Reed, our chief executive officer and one of our directors; 175,000 options to David Cohen, our chief financial officer and corporate secretary; and 175,000 options to Stanley Weiner, our vice president for finance and one of our directors.

In December 2004, we granted options as performance bonuses to certain of our employees: 10,000 options to Jonnathan Guerrero, an employee; 250,000 options to Morton Reed, our chief executive officer and one of our directors; 350,000 options to David Cohen, our chief financial officer and corporate secretary; and 350,000 options to Stanley Weiner, our vice president for finance and one of our directors.

In January 2005, we granted 10,000 options to Vera Smith, an employee; 500,000 options to Morton Reed, our chief executive officer and one of our directors. These options have an exercise price of $.53 and expire five years from the date of grant. In January 2005, we also granted a total of 75,000 warrants to each director to vest quarterly beginning August 6, 2004, and an additional 10,000 warrants to each of our board committee chairs, to vest quarterly beginning August 6, 2004. These warrants have an exercise price of $.20 and expire five years from the date of grant.

EMPLOYMENT CONTRACTS. We have an employment contract with Dr. Reed to pay him an annual salary of $252,000 plus a car allowance which currently costs approximately $680 per month, in addition to reimbursement of his moving and accommodations in Las Vegas plus healthcare costs. We also have an employment agreement with Mr. Cohen to pay him an annual salary of $125,000 plus health insurance, plus accommodations in Las Vegas and the cost of commuting from San Diego. As a result of the Plan of Reorganization, we are rewriting employment contracts with our executive officers.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   The following table shows beneficial ownership of capital stock of the Company at March 18, 2004, for the directors and officers of the Company, and for each beneficial owner of 5% or more of either class of the Company's common stock.

=================== ========================================= ==================================== ===================
TITLE OF CLASS      NAME AND ADDRESS                                   AMOUNT AND NATURE            PERCENT OF CLASS
                    OF BENEFICIAL OWNER                               OF BENEFICIAL OWNER
------------------- ----------------------------------------- ------------------------------------ -------------------
Common Stock        Morton Reed                                          5,604,517 (1)                   45.0%
                    c/o 3700 Pecos McLeod Drive                   President, Chief Executive
                    Suite 100                                          Officer, Director
                    Las Vegas, NV 89121
------------------- ----------------------------------------- ------------------------------------ -------------------
Common Stock        Stanley Weiner                                    662,200 shares (2)                  5.3%
                    c/o 3700 Pecos McLeod Drive                      VP Finance, Director
                    Suite 100
                    Las Vegas, NV 89121
------------------- ----------------------------------------- ------------------------------------ -------------------
Common Stock        David Cohen                                       100,307 shares (3)                  0.8%
                    c/o 3700 Pecos McLeod Drive                      Secretary, Treasurer,
                    Suite 100                                       Chief Financial Officer
                    Las Vegas, NV 89121
------------------- ----------------------------------------- ------------------------------------ -------------------
Common Stock        Howard Appel                                         no shares (4)                    0.0%
                    c/o 3700 Pecos McLeod Drive                            Director
                    Suite 100
                    Las Vegas, NV 89121
------------------- ----------------------------------------- ------------------------------------ -------------------
Common Stock        David Wallace                                        no shares (4)                    0.0%
                    c/o 3700 Pecos McLeod Drive                            Director
                    Suite 100
                    Las Vegas, NV 89121
------------------- ----------------------------------------- ------------------------------------ -------------------
Common Stock        Andrew Scherr                                    11,000 shares (4)(5)                 0.1%
                    c/o 3700 Pecos McLeod Drive                            Director
                    Suite 100
                    Las Vegas, NV 89121
------------------- ----------------------------------------- ------------------------------------ -------------------
Common Stock        Robert Amira                                      10,000 shares (6)                   0.1%
                    c/o 3700 Pecos McLeod Drive                     Executive Vice President
                    Suite 100
                    Las Vegas, NV 89121
------------------- ----------------------------------------- ------------------------------------ -------------------
Common Stock        Stanley Tomchin                                                                       9.9%
                    727 Lilac Drive                                  1,236,400 shares(7)
                    Montecito, CA 93108
------------------- ----------------------------------------- ------------------------------------ -------------------
Common Stock        Officers and directors as a group                  6388,024 shares                   51.3%
=================== ========================================= ==================================== ===================

(1) Morton Reed also owns 1,232,500 options to purchase shares of our common stock and 125,000 warrants to purchase shares of our common stock.
(2) Stanley Weiner also owns 350,000 options to purchase shares of our common stock.
(3) David Cohen also owns 625,000 options to purchase shares of our common stock.
(4) Messrs. Appel, Wallace and Scherr also own 85,000 warrants to purchase shares of our common stock.
(5)Andrew Scherr is the sole owner of Scherr Advisory Group, which owns 11,000 shares.
(6) Robert Amira owns 10,000 options.
(7) Stanley Tomchin owns 1,137,400 shares of our common stock and his spouse, Emily Tomchin, owns 99,000 shares, making Mr. Tomchin's beneficial ownership 1,236,400 shares; Mr. Tomchin also owns 325,000 options to purchase shares of our common stock.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. In accordance with Securities and Exchange Commission rules, shares of our common stock which may be acquired upon exercise of stock options or warrants which are currently exercisable or which become exercisable within 60 days of the date of the table are deemed beneficially owned by the optionees. Subject to community property laws, where applicable, the persons or entities named in the table above have sole voting and investment power with respect to all shares of our common stock indicated as beneficially owned by them.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

RELATED PARTY TRANSACTIONS. Morton Reed, our chief executive officer, president and a member of our board of directors, in accordance with his employment agreement has use of a leased company car costing approximately $680 per month plus insurance and taxes. We also pay for Dr. Reed's health insurance as well as his rented accommodation in Las Vegas. Dr. Reed voluntarily ceased drawing a salary in mid 2003 to assist us in the financing of ongoing litigation. He resumed taking a reduced salary in 2004 in the amount of $150,000 per annum. The difference between that amount and the $252,000 he is entitled to is accrued as a liability by us. We have not yet determined the specific terms for treating Dr. Reed's deferred compensation. Dr. Reed owns a total of 1,232,500 options and 125,000 warrants to purchase shares of our common stock. Dr. Reed owns 32,500 options to purchase shares of our common stock for $1.00 each, which expire February 3, 2007; as approved by the bankruptcy court in 2004, Dr. Reed was issued 450,000 options to purchase shares of our common stock for $0.10 each, which expire June 23, 2007. In December 2004, Dr. Reed was granted 250,000 options to purchase shares of our common stock for $0.30 per share pursuant to our 2004 stock option plan. In January 2005, Dr. Reed was issued 500,000 options to purchase shares of our common stock at $.53 per share pursuant to our 2004 stock option plan. Dr. Reed owns 200,000 warrants to purchase shares of our common stock at $0.10 per share, which expire December 22, 2006. These options were issued pursuant to our 2004 stock option plan. Dr. Reed assigned away 150,000 warrants in March 2005

Mr. Weiner owns 350,000 options to purchase shares of our common stock. Mr. Weiner owns 5,000 options to purchase shares of our common stock at $1.00 per share which expire on March 3, 2007. As approved by the bankruptcy court in 2004, Mr. Weiner was granted 175,000 options to purchase shares of our common stock at $0.10 per share which expire June 23, 2007. In December 2004, Mr. Weiner was granted 350,000 options to purchase shares of our common stock for $0.30 per share pursuant to our 2004 stock option plan. Mr. Weiner assigned away 180,000 options in March 2005. Mr. Weiner was given 75,000 warrants as compensation for serving as a member of the Board of Directors and he assigned these away in March 2005.

Mr. Cohen owns a total of 625,000 options to purchase shares of our common stock. Mr. Cohen owns 25,000 options to purchase shares of our common stock at $0.01 which expire on June 2, 2007; 25,000 options to purchase shares of our common stock at $0.01 which expire on October 2, 2007; 25,000 options to purchase shares of our common stock at $0.001 which expire on January 2, 2008; 25,000 options to purchase shares of our common stock at $0.01 which expire on April 2, 2008; as approved by the bankruptcy court, Mr. Cohen was granted 175,000 options to purchase shares of our common stock at $0.10 which expire on June 23, 2007. In December 2004, Mr. Cohen was granted 350,000 options to purchase shares of our common stock for $0.30 per share pursuant to our 2004 stock option plan.

In 2004, the bankruptcy court also approved the issuance of shares of stock in lieu of salary to our current officers and directors as follows: in August 2004, Morton Reed received 125,015 shares of our unrestricted common stock, David Cohen received 1,188 unrestricted shares of our common stock, and Stanley Weiner received 2,000 shares of our unrestricted common stock. Pursuant to our stock split in November 2004, Dr. Reed was issued an additional 12,502 shares, Mr. Cohen an additional 119 shares and Mr. Weiner an additional 200 such shares.

Our executive, administrative and operating office is located at 3700 Pecos McLeod Drive, Suite 100, Las Vegas, Nevada 89121. In October 2004, we began leasing our offices on a month to month basis for $11,880 per month from an affiliate of Mr. Stanley Weiner, current member of the board of directors. This lease was terminated on February 28th, 2005. On March 1st we moved into5,000 sq ft of a 6,500 sq ft office building owned by an unrelated third party. This is a three (3) year lease. We believe that our facilities are adequate for our needs and that additional suitable space will be available on acceptable terms as required. We do not own any real estate.

Compensation our directors received during 2003 is listed below.

                                              Morton Reed             $2,000
                                              Stanley Weiner          $1,000
                                              J. Holt Smith*          $2,000
                                              Michael Marcelli*       $3,000

                                     * former directors

Our directors did receive cash compensation for their services as directors during 2004 as indicated below.

                                              Morton Reed             $2,500**
                                              Stanley Weiner          $2,500
                                              David Wallace           $2,500
                                              Howard Appel            $2,500
                                              Andrew Scherr           $2,500

                                    ** accrued but not paid

In January 2005, we granted each of our directors, Dr. Reed and Messrs. Weiner, Wallace Appel and Scherr 37,500 warrants to purchase shares of our common stock at $0.20 per share. These warrants vest immediately and expire five years from the vesting date. Each director will also be granted 18,750 warrants to purchase shares of our common stock which vested on February 6, 2005 and an additional 18,750 vest 90 days later. These warrants enable the holder to purchase shares of our common stock at $0.20 per share and expire in January 2010. In addition, each chair of our board committee, Messrs. Wallace, Appel and Scherr, are entitled to receive 10,000 additional warrants to purchase shares of our common stock at $0.20 per share. Of these, 5,000 have vested to each individual, another 2,500 vested on February 6, 2005 and the remaining 2,500 vest 90 days later. These warrants expire five years from the vesting date..

With regard to any future related party transaction, we plan to fully disclose any and all related party transactions, including, but not limited to, the following:

     o    disclosing such transactions in prospectuses where required;
     o disclosing in any and all filings with the Securities and Exchange Commission, where required;
     o    obtaining disinterested directors consent; and
     o    obtaining shareholder consent where required.

CONFLICTS RELATED TO OTHER BUSINESS ACTIVITIES. The persons serving as our non-independent or inside directors may have existing responsibilities and, in the future, may have additional responsibilities, to provide management and services to other entities not related to but in addition to us. As a result, conflicts of interest between the activities of that person and our activities may occur from time to time; those directors have committed to recuse themselves from board decisions that may represent such conflict of interest.

We will attempt to resolve any such conflicts of interest in our favor. Our officers and directors are accountable to us and our shareholders as fiduciaries, which requires that these officers and directors exercise good faith and integrity in handling our affairs. A shareholder may be able to institute legal action on our behalf or on behalf of that shareholder and all other similarly situated shareholders to recover damages, or for other relief, if our officers and directors breach their fiduciary duty to us.

Our officers and directors may become subject to various conflicts of interest because of relationships with us and our Affiliates. The majority of members of our board of directors are independent and any conflicts that do arise will be resolved by the exercise of the judgment of those officers and directors consistent with their fiduciary responsibility to our shareholders and our objectives and policies.

INTEREST IN OTHER BUSINESSES. Our independent directors now serve and may in the future organize and serve as management of other businesses. These directors may have legal and financial obligations with respect to these other businesses, which are similar to their obligations owed to us. These directors may be compensated by other business entities for their activities related to those other business entities; such compensation may exceed that payable in connection with our operations. In the event that any such outside interests pose a potential conflict between our interests and operations, our directors have committed to recuse themselves from any board decisions that may be necessary in regard to those businesses.

ALLOCATION OF TIME. As a result of their possible future interests in other businesses and the fact that they have also engaged and will continue to engage in other business activities, our officers and directors will have conflicts of interests in allocating their time between us and other activities in which they are involved. We believe, however, that our officers and directors have sufficient time and resources to discharge fully and completely their responsibilities to our business, and to all businesses in which they are involved.


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(A) EXHIBIT LIST


EXHIBIT NUMBER          DESCRIPTION
--------------          -----------

3.1      Articles of Incorporation see SB -2/A filed October 10-2001

3.2      Bylaws*  see SB -2/A filed October 10-2001

21.1 List of Subsidiaries : California LitFunding, E.Evolution Expeditions and LitFunding USA

31.1 Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of the Company

31.2 Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of the Company

32.1     Section 906 Certification by Chief Executive Officer

32.2     Section 906 Certification by Chief Financial Officer
*Previously filed (indicate with which reports)

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT FEES. The aggregate fees billed in each of the fiscal years ended December 31, 2004 and 2003 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our Form 10-KSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were $50,346 for Epstein Weber & Conover, PLC (billed in 2004) and $114,025 for Kabai & Company (billed in 2003), respectively.

AUDIT-RELATED FEES. Kabani & Company, the prior accountant earned 87,385 shares of common stock in 2004 for services rendered in 2003 and in order to obtain that company's consents in the filing of the 10K for December 31, 2003. Kabani & Company received a further $5,000 in December 2004 related to a consent required in the filing of a SB-2 made on December 31, 2004. Kabani & Company has billed us for a further $7,500 related to a consent required for the 2005 filing of the Dutchess SB-2 discussed above.

TAX FEES. For the fiscal years ended December 31, 2004 and December 31, 2003, our principal accountants did not render services for tax preparation work.

ALL OTHER FEES.  None.

PRE-APPROVAL POLICIES AND PROCEDURES. Prior to engaging its accountants to perform a particular service, our board of directors obtains an estimate for the service to be performed. All of the services described above were approved by the board of directors and in 2004, the Audit committee in accordance with its procedures.

                                   SIGNATURES

   In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  March 21, 2004
                                  LitFunding Corp


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

/s/ Morton Reed                                      March 21, 2004
---------------------------
Morton Reed,
President and Chairman of the Board

/s/ David Cohen                                      March 21, 2004
---------------------------
David Cohen
Chief Financial officer and Secretary


By:   /s/ Robert Amira                               March 21, 2005
      ---------------------------
      Robert Amira
Its:  Executive Vice President

By:   /s/ Stanley Weiner                             March 21, 2005
      ---------------------------
      Stanley Weiner
Its:  Vice President, Finance

By:   /s/  Howard Appel                              March 21, 2005
      ---------------------------
      Howard Appel
Its:  Director

By:   /s/ Andrew Scherr                              March 21, 2005
      ---------------------------
      Andrew Scherr
Its:  Director

By:   /s/ David Wallace                              March 21, 2005
      ---------------------------
      David Wallace
Its:  Director