Form 10QSB
period 2005-03-31
LITFUNDING CORP
filed 2005-05-20
CIK 1142488

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
    1934
                     For the quarterly period year ended March 31, 2005

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
    OF 1934
                      For the transition period from           to
                                                     ----------   -----------
Commission file number   000-49679

                                 LITFUNDING CORP
                                 ---------------
                 (Name of small business issuer in its charter)

NEVADA                                                               93-1221399
---------------------------                                      ---------------
(State or other jurisdiction                                      (IRS Employer
of incorporation or organization)                           Identification No.)


                 3700 Pecos McLeod #100, Las Vegas, Nevada 89121
                    (Address of principal executive offices)

                                 (702) 317 1610
                                 --------------
                           (Issuer's telephone number)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes(X) No( )


          APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                        DURING THE PRECEDING FIVE YEARS.

     Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes(X) No ( )

APPLICABLE ONLY TO CORPORATE ISUERS

          State the number of shares outstanding of each of the issuer's class of common equity: 14,180,063 shares of common stock, $.001 par value per share were outstanding as of April 28, 2005. There were no shares of the issuer's preferred stock issued and outstanding.

Transitional Small Business Disclosure format (check one):   Yes ( )  No (X)

PART I

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEET AT MARCH 31, 2005 (UNAUDITED)
--------------------------------------------------------



ASSETS

   Cash and cash equivalents                                     $      54,665
   Accounts receivable                                                  38,750
   Contingent advances less reserve for unsuccessful
        resolutions of lawsuits of $73,500                             661,500
   Property and equipment, net of accumulated
        depreciation of $72,366                                         60,038
   Other assets                                                         72,925
                                                                 --------------
TOTAL ASSETS                                                     $     887,878
                                                                 ==============


LIABILITIES AND STOCKHOLDERS' DEFICIT:

Liabilities not subject to compromise -
  Accounts payable                                               $     613,019
  Accrued liabilities                                                  241,079
  Note payable                                                         398,927
  Participation obligations                                            762,500
  Interest payable                                                      21,514
                                                                 --------------
      Total liabilities not subject to compromise                    2,037,039
                                                                 --------------

Liabilities subject to compromise-
 Trade and other miscellaneous claims                                  582,561
 Debentures                                                            200,000

                                                                 --------------
      Total liabilities subject to compromise                          782,561
                                                                 --------------

          Total liabilities                                          2,819,600
                                                                 --------------

STOCKHOLDER'S DEFICIT:
Preferred Stock, par value $0.001, 10,000,000 shares
     authorized, none issued and outstanding                                 -
   Common stock,$0.001 par value, 50,000,000 shares
     authorized, 12,970,063 issued and outstanding                      13,510
   Additional paid-in capital                                        5,671,474
   Deferred stock compensation                                         (12,674)
   Common stock subscribed                                            (533,000)

   Accumulated deficit                                              (7,071,032)
                                                                 --------------
      Total stockholders' deficit                                   (1,931,722)
                                                                 --------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                      $     887,878
                                                                 ==============










              The accompanying notes are an integral part of these
                       consolidated financial statements.

LITFUNDING CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2005 AND 2004 (UNAUDITED)
-----------------------------------------------------------------------------


                                                                      2005                2004
                                                                 --------------    ---------------
NET  REVENUE                                                     $      10,375     $      531,190

OPERATING EXPENSES:
     Selling                                                            16,707                  -
     Reserve for unsuccessful resolution of lawsuits                    31,750            403,001
     General and administrative expenses                               786,753            971,778
                                                                 --------------    ---------------
         Total expenses                                                835,210          1,374,779
                                                                 --------------    ---------------

LOSS FROM OPERATIONS                                                  (824,835)          (843,589)
                                                                 --------------    ---------------

OTHER INCOME AND (EXPENSES)
     Interest (expense), net of interest income                        (87,076)          (939,338)
     Rental income                                                       1,500              6,609
     Other                                                              64,655                  -
                                                                 --------------    ---------------

     Total other income (expense)                                      (20,921)          (932,729)
                                                                 --------------    ---------------


(LOSS) BEFORE REORGANIZATION ITEMS,                                   (845,756)        (1,776,318)

REORGANIZATION ITEMS:
    Legal fees                                                                            140,000
                                                                 --------------    ---------------


(LOSS) INCOME BEFORE INCOME TAXES                                     (845,756)        (1,916,318)
                                                                 --------------    ---------------


INCOME TAX (BENEFIT) PROVISION                                               -                  -
                                                                 --------------    ---------------

NET INCOME (LOSS)                                                $    (845,756)    $   (1,916,318)
                                                                 ==============    ===============


BASIC EARNINGS (LOSS) PER SHARE:                                 $       (0.07)    $        (0.19)
                                                                 ==============    ===============


DILUTED EARNINGS (LOSS) PER SHARE:                               $       (0.07)    $        (0.19)
                                                                 ==============    ===============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:

  Basic                                                             12,970,063         10,351,935
                                                                 ==============    ===============

  Diluted                                                           12,970,063         10,351,935
                                                                 ==============    ===============





              The accompanying notes are an integral part of these
                       consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE
  PERIODS ENDED MARCH 31, 2005 AND 2004
----------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:                                     2005             2004
  Net income (loss)                                                   $     (845,756)   $    (1,916,318)
  Depreciation and amortization                                                7,831              7,830
  Reserve for unsuccessful resolution of lawsuits                             31,750            173,953
  Value of option and common stock issued for services                       242,965
  Changes in assets and liabilities:
    Trade and other accounts receivable                                       73,750           (356,625)
    Other assets                                                             (27,691)
    Contingent advances                                                     (317,500)           882,050
    Debt discount                                                             68,817                  -
    Deferred stock compensation                                              (12,674)                 -
   Accounts payable and accrued expenses                                      76,091            255,102
   Trade and other claims subject to compromise                              (38,842)                 -
   Interest payable                                                           17,935            940,728
   IEP note accrued interest                                                                          -
                                                                      ---------------  -----------------
          Net cash (used in) operating activities                           (723,324)           (13,280)
                                                                      ---------------  -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
                                                                                                      -

  Purchases of property and equipment                                         (3,733)                 -
                                                                      ---------------  -----------------
          Net cash (used in) investing activities                             (3,733)                 -
                                                                      ---------------  -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Sale of common stock and exercised warrants                                165,200                  -
  Principal repayments on capital lease obligations                                              (2,003)
  Debt discount                                                              275,000
          Net cash  provided by financing activities                         440,200             (2,003)
                                                                      ---------------  -----------------

INCREASE (DECREASE) IN CASH                                                 (286,857)           (15,283)

CASH, BEGINNING OF PERIOD                                                    341,522             51,676
                                                                      ---------------  -----------------

CASH, END OF PERIOD                                                   $       54,665    $        36,393
                                                                      ===============  =================


         Interest paid                                                $       12,500    $            -
                                                                      ===============  =================

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
AND FINANCING ACTIVITIES:
       Inputed value of warrants issued for extension of debt         $      121,288    $            -
                                                                      ==================================
       Common stock subscribed                                        $      533,000    $            -
                                                                      ==================================
      Accrued interest added to bankruptcy liabilities                                  $      940,728
                                                                      ==================================
      Accrued interest added to bankruptcy liabilities                                  $      940,728
                                                                      ==================================
     Exercise of options in exchange for accrued salary                       45,000
                                                                      ==================================







             The accompanying notes are an integral part of these
                       consolidated financial statements.

LITFUNDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE PERIODS ENDED
MARCH 31, 2005 AND 2004
--------------------------------------------------------------


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

California LitFunding is the successor-in-interest by merger to the "original" company in the three primary entity corporate structure that now exists. It has been in the business of investing in litigation recoveries since 2000. In summary, California LitFunding raised capital and advanced this capital to various law firms pursuant to "Settlement Agreements". LitFunding USA resumed the business of litigation funding subsequent to June 17th, 2004, after the United States Bankruptcy Court entered an order confirming the LitFunding Corp. and California LitFunding joint plans of reorganization. LitFunding USA pursues this business by itself and through several wholly owned limited liability companies ("LLC's"). Settlement Agreements provide that the funds advanced shall be repaid to the Companies, plus a fee, when the lawsuits referenced in the agreement ultimately settle. The exact amount of the fee payable on the funds advanced depends upon the length of time the funds are outstanding, up to a fixed limit. Pursuant to the terms of the Settlement Agreements, the Companies' contractual right to payment is limited to the funds ultimately paid to the law firm from the specified lawsuit, or lawsuits, in which the funds are invested or expended.

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

As discussed in Note 3, the Company has entered into a Chapter 11 Plan of Reorganization under the United States Bankruptcy Code. Liabilities exceed assets by $1,931,722 at March 31, 2005. The Company's net loss for the period ended March 31, 2005 is $675,226. The ability of the Company to continue as a going concern remains dependent upon successful operation under the bankruptcy plan, obtaining additional capital and financing, and generating positive cash flow from operations. The Company intends to seek additional capital either through debt or equity offerings and believes that increased volume and reduction in its lead time to finance and collect on funded cases will ultimately lead to profitability and positive cash flows. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
   ------------------------------------------

Cash includes all short-term highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less. At times cash deposits may exceed government insured limits. At March 31, 2005 there were no cash deposits that exceeded those insured limits.

Principles of consolidation: The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, California LitFunding, LitFunding USA and its wholly owned LLC's and a dormant company, E. Evolution Expeditions whose name was changed to Silver Dollar Productions on January 21, 2005. All significant intercompany accounts and transactions are eliminated.

Property and equipment is stated at cost less accumulated depreciation. Depreciation is recorded on a straight-line basis over a period of the shorter of the related applicable lease term or the estimated useful lives of the assets ranging from 3 to 5 years. Depreciation expense for the periods ended March 31, 2005 and 2004 was $7,831 and $7,830 respectively.

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

Financial Instruments - Financial instruments consist primarily of cash, accounts receivable, contingent advances, and obligations under accounts payable, accrued expenses, debentures, capital lease obligations, notes payable and investor participation obligations. The carrying amounts of cash, accounts receivable, accounts payable and accrued expenses approximate fair value because of the short maturity of those instruments. The carrying value of the Company's contingent advances approximate fair value because the Company provides allowances for any estimated uncollectible amounts. The carrying value of debentures and notes payable approximate fair value because they contain market value interest rates and have specified repayment terms. The participation obligations at March 2005 are carried at the expected repayment amounts as determined by the individual notes. Obligations under capital leases approximate fair value because the original balances approximated the fair value of the underlying equipment at the time the obligations were incurred. The Company has applied certain assumptions in estimating these fair values. The use of different assumptions or methodologies may have a material effect on the estimates of fair values.

Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates made in connection with the preparation of the accompanying financial statements include the carrying value of accounts and contingent advances receivable.

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

The Company adopted the 2004 Stock Option Plan on August 6, 2004, and 1,490,000 options were granted under the plan to key employees since that date and through March 31, 2005. Prior to adopting the plan, options had been granted to key employees of which 952,500 had not expired and were still outstanding at March 31, 2005. As of March 31, 2005 there are 1,770,000 warrants that have not expired and are still outstanding. The 2004 Stock Option Plan provides for the total number of shares of common stock of the Company which may be purchased pursuant to the exercise of options to not exceed, in the aggregate, 30% of the then issued and outstanding common stock of the Company. The Compensation Committee of the Board of Directors may grant options only to directors, officers, other salaried key employees of the Company and other qualified individuals or entities, including, but not limited to, independent contractors and consultants of the Company.

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

                                              March 31  2005     March 31, 2004
                                              --------------     ---------------
Net income (loss) - as reported               $    (845,756)     $   (1,916,318)
                                              ==============     ===============
Net income (loss) - pro forma                 $  (1,118,456)     $   (1,916,318)
                                              ==============     ===============
Income (loss) per share - as reported         $       (0.07)     $        (0.20)
                                              ==============     ===============
Income (loss) per share - pro forma           $       (0.09)     $        (0.20)
                                              ==============     ===============

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The minimum value method was used because the Company's stock did not trade for the period year ended March 31, 2004. The following assumptions were used in imputing value for options granted in three months ended March 31, 2005:
                                         2005                 2004
                                         ----                 ----
Dividend yield                           None                 None
Volatility                                392%                 N/A
Risk free interest rate                  3.15%                3.00%
Expected asset life                      5 years              3 years

The summary of activity for the Company's stock options/warrants is presented below:

                                                        3 months ended                  Year ended
----------------------------------------------------------------------------------------------------------------
                                                         March 31,2005               December 31, 2004

                                                                          Weighted                      Weighted
                                                                          Average                       Average
                                                                          Exercise                      Exercise
                                                                          Price                         Price
                                                                          --------                      --------

     Options/warrants outstanding at beginning of            3,592,500       $0.30       1,549,500      $ 0.54
     period
     Granted                                                 1,340,000       $0.33       2,075,000      $ 0.21
     Exercised                                                (720,000)      $0.07         - 0 -
     Terminated/Expired                                                                    (32,000)     $1.00
     Options/warrants outstanding at end of period           4,212,500       $ .36      3,592,500       $ 0.30
     Options/warrants exercisable at end of period           4,212,500       $ .36       3,592,500      $ 0.30
     Options/warrants available for grant at end of          2,401,019                   2,406,019
     period

     Price per share of options outstanding                 $0.01-$7.00                  $0.01-$7.00

     Weighted average remaining contractual lives
                                                             4.83 years                   2.05 years

     Weighted Average fair value of options granted
     during the period                                                       $ 0.44                     $0.21

During the three months ended March 31, 2005, included in the table discussed above, the Company issued 810,000 warrants of which 125,000 were exercised in April 2005. The warrants were issued to both non-employees for services and to Directors of the Company. The warrants issued to Directors of the Company were part of the compensation package promised to Directors in August 2004 and are priced accordingly. During the period ended March 31, 2005, the company recognized an expense of $185,291 related to the issuance of warrants and options to directors, officers, and employees. A further $12,674 was deferred until a vesting period expired in the second quarter of 2005. These options and warrants had intrinsic value of approximately $0.33 per share at the grant date. During the same period we granted 530,000 options from the Stock Option Plan to officers and employees.

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

    Pursuant to the plan of reorganization, LitFunding Corp and California LitFunding had the option to voluntarily transfer the control and the collection of the settlement agreements ("the Contract Pool") to an IEP distribution agent (the `Contract Agent') for the benefit of the IEP claimants who comprise class 6 under the terms of the reorganization plan.

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

    As a result of the transfer, the Company was effectively relieved of the obligation due to the IEP claimants of IEP Note of approximately $26,662,000 including related accrued interest. The carrying value of receivables and advances at the time of the transfer was approximately $12,331,000 resulting in a gain on the transfer of $14,131,000 for the year ended December 31, 2004. The original value of the IEP Note was determined based on the stipulations within the bankruptcy plan. In the transfer, the Company transferred all of its rights to the contingent advances and any potential earnings thereon. Because payments on the IEP Note were only to come from collections and earnings on the contingent advances, the Company is no longer responsible for that obligation.

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

The Company's primary liabilities are summarized in the following paragraphs:

A. Administrative and Priority Claims. The claims within this class total approximately $232,000 through March 31, 2005. Most of this amount represents the fees and costs payable to the Debtors general insolvency counsel, Winthrop Couchot, P.C. who accepted 200,000 shares of common stock from the company in April 2004 in part or full payment for the amount. The balance represents sums owed of approximately $9,300 in priority wages owed to two officers of the Debtors. These amounts are not subject to comprise and are included in accounts payable and accrued expenses in the accompanying balance sheet at December 31, 2004;

B. Gap Claims. During the period between the filing of the involuntary petition and the date on which LitFunding Nevada's stipulated to the entry of an order for relief, certain claims accrued. Substantially all of these claims accrued in favor of two law firms that were defending LitFunding Nevada against the involuntary filing. The Debtors reached an agreement with these claimants to pay $314,000 over twelve months. The remaining balance owed at March 31, 2005 is approximately $120,000 These amounts are subject to comprise and are included in trade and miscellaneous claims in the accompanying balance sheet at December 31, 2004;

C. Debenture Claims. In calendar years 2002 and 2003 California LitFunding issued debentures to seven individuals, creating approximately two hundred thousand dollars ($200,000) in debt obligations. Included is a $10,000 debenture payable to a related party. These claims are unsecured and they are undisputed.

D. Unsecured Claims Other Than Debenture Claims and IEP Claims. The Debtors have approximately $445,000 in allowed unsecured claims. These amounts are subject to comprise and are included in trade and miscellaneous claims in the accompanying balance sheet at March 31, 2005;

E. IEP Claims. Pursuant to the Settlement Agreement entered into by and between The Company and the IEP petitioning creditors, each and every claim held by the IEP petitioning creditors has been fixed in them Plan. The totality of all claims held by the IEP petitioning creditors has been incorporated into the non-recourse Plan Note. The Plan Note had an opening balance of $26,111,763. This obligation was relieved in connection with the transfer of the Contract Pool to the IEP Creditors in December 31, 2004;

F. The Plan presented for confirmation incorporates both a business plan, and a legal framework for the payment of claims. The business plan sets forth how The Company intends to generate the funds necessary to meet the monetary obligations fixed in the Plan. The legal framework details what each class of creditors will receive under the terms of the Plan

G. The business plan incorporated into the Plan is designed to accomplish two core objectives. The first core objective is to maximize the funds collected to be collected. The second core objective is to essentially restart The Company's business model by raising and investing additional capital in new lawsuits;

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

The remaining bankruptcy liabilities at March 31, 2005 are summarized as follows:

 Gap Claims                                 $    120,000
 Unsecured Creditors and Other                   462,561
                                            ------------
     Subtotal                                    582,561

 Debentures                                      200,000
                                            ------------
                                            $    782,561
                                            ============


The Company intends to repay all obligations in full. Debenture Claims are impaired as that termed is used in the Bankruptcy Code because obligations will be paid out over a specified longer term. However, for accounting purposes, the Company does not believe any of the obligations are compromised at March, 31 2005, based on the expected amount of allowed claims.


4. ACCOUNTS RECEIVABLE AND CONTINGENT ADVANCES
   --------------------------------------------

Accounts receivable represents unpaid amounts due for the return on contingent advances and fees earned on cases in which there have been positive resolutions. At March 31, 2005, accounts receivable consisted of two advances totaling $30,000 plus the related fees of $8,750 relating to post settlement agreements.

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

Management estimates the net realizable value of contingent advances by periodically reviewing the progress of the cases with the attorneys trying them and past experience with similar cases. Management believes that the Company has historically achieved a success rate of approximately 85% on cases that it has funded. Post reorganization procedures and policies have been implemented and management believes that it will achieve a success rate of no less than 90% on new fundings. Management monitors all cases and provides an allowance if it believes that any advances have been impaired. At March 31, 2005, there were contingent advances outstanding of $ 735,000 and a corresponding impairment allowance of $ 73,500.

The Company has sold 1,300,000 shares of its common stock to certain unrelated qualified investors in exchange for $533,000 of notes receivable. These notes are due on or before December 31, 2005. The Company has a reasonable expectation that these notes will be paid before the year end.

5.  PARTICIPATION OBLIGATIONS
   --------------------------
Prior to the filing of the involuntary petition on April 2, 2003, the Company raised capital to enable it to engage in the practice of funding the contingent advances by entering into so called IEP agreements. These are considered to be investment/equity participation agreements the nature of which has been redefined and fixed as part of plan of reorganization and the totality of all claims held by the IEP petitioning creditors has been incorporated into the non-recourse Plan Note. The non-recourse Plan Note had an opening balance of $26,111,763 as of May 1, 2004 and as of May 1, 2004 included an approximate $2,000,000 from the cancelled sale of stock and a predetermined retroactive return. As discussed in note 3 above, the Contract Pool was transferred on December 16, 2004, to the Contract Manager designated by the IEP Claimants. Accordingly, this non-recourse plan note was removed from the balance sheet at December 31, 2004, to reflect the economic reality of that transaction.

Costs associated with obtaining the capital, consisting mainly of commissions paid, were included as a reduction of the investor participations balance and were amortized over one year. Amortization for the ended December 31, 2003 was $786,176. A summary of investor participation is as follows:



                          March  31, 2005          March 31, 2004
                          ---------------         --------------

Investor participation    $       762,500         $   18,814,550
Commissions                           -0-               (154,385)
                          ---------------         ---------------
Total                     $       762,500         $   18,660,165
                          ===============         ===============


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

7. DEBT
   ----

     Notes payable at March 31, 2005 are comprised of the following:

     Note payable to entity, original balance of $500,000,
     interest at 10% per annum.  Principal and interest due
     June  9, 2005.  The Note is unsecured.                       $ 500,000


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

During the three months ended March 31, 2005, the Company allowed one of its officers to exercise the right to purchase 450,000 shares of common stock in exchange for a corresponding offset to the officer's deferred salary of $45,000. The value of these shares was determined by the quoted trading price of the Company's common stock.

In the three months ended March 31, 2005, certain consultants and debtors exercised their right to convert 145,000 warrants into common stock. The company has recognized a deferred expense amounting to $121,288 related to those warrants issued and related to debt of $500,000 of which $20,215 was recognized in the current quarter as interest expense.

In the year ended December 31, 2004, the Company declared and issued an 11 for 10 stock dividend. As a result 1,042,501 shares were issued. The trading value of the shares on the declaration date of November 1, 2004, was $0.70. The aggregate value of the new shares issued of $729,751 was reclassified from the accumulated deficit to additional paid-in capital.


9. INCOME TAXES
   ------------

The Company recognizes deferred income taxes for the differences between financial accounting and tax bases of assets and liabilities. The Company has elected to account for its income and expenses on a cash basis for income tax purposes. Income taxes for the three months ended March 31, 2005 and 2004 consisted of the following:

                                                      2005             2004
                                                      ----             ----
Current tax (benefit) provision                  $  (295,200)       $ (698,000)
 Deferred tax (benefit) provision                    295,200           698,000
                                                 -------------     ------------
Total income tax provision                       $     - 0-         $    - 0-
                                                ==============     ============

Net deferred income tax assets of $3,303,000, less a deferred income tax liability of $8,000 are fully offset by a valuation allowance of $3,295,000 at March 31, 2005. The valuation allowance was increased by $295,000 in the period ended March 31, 2005.

10. COMMITMENTS AND CONTINGENCIES
    -----------------------------

OPERATING LEASE:

The Company rescinded its long-term property lease as allowed in Chapter 11 bankruptcy proceedings of the Federal Bankruptcy code and moved its offices to Las Vegas, Nevada in October of 2004 where it occupied space on a month-to-month lease from a related party until March 1, 2005, when it executed a 3-year lease in an arms length transaction with an unrelated party. Rent expense under the premises leases were $18,957 and $ 34,437 for the three months ended march 31, 2005 and 2004.

Certain of the Company's officers have personally guaranteed an automobile-operating lease.


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


11. NET INCOME (LOSS) PER SHARE
    ---------------------------

Net income per share is calculated using the weighted average number of shares of common stock outstanding during the year. Options/Warrants to purchase 4,212,500 to purchase common shares were not considered in the calculation for diluted earnings per share for the three months ended March 31, 2005 and March 31, 2004. In accordance with SFAS No. 128, the control number used in determining the dilutive effect of warrants and options is based on operating income, not income after extraordinary item. Because the Company experienced a net operating loss as of March 31, 2005, the effect of their inclusion based would be anti-dilutive and hence, were not included.


The following summarized the loss per share calculation for the three months period ended March 31,


                                                                     2004                                   2003
                                                     INCOME                      PER                                    PER
                                                     (LOSS)         SHARES      SHARE     INCOME (LOSS)     SHARES      SHARE
                                                  -------------- ------------- --------- --------------- ------------ ---------
Net income (loss) before extraordinary item       $   (845,756)                          $   (1,916,318)
Extraordinary item                                                                               -0-
                                                  --------------                         ---------------
Total                                             $   (845,756)                          $   (1,916,318)

Preferred dividends                                    -0-                                       -0-

                                                  --------------                         ---------------
Income (loss) available to common stockholders
                                                  $   (845,756)                          $   (1,916,318)
                                                  ==============                         ===============

Basic Earnings (Loss) Per Share:
Loss available to common stockholders             $   (845,756)    12,970,063  $  (0.07)                   10,351,935 $  (0.19)
                                                  --------------               --------- ---------------              ---------
Total                                             $   (845,756)    12,970,063  $  (0.07) $   (1,916,318)   10,351,935 $  (0.19)
                                                  ==============               ========= ===============              =========

Effect of dilutive securities                          N/A                                    N/A


12. CONCENTRATION OF CREDIT RISK
    ----------------------------

The Company maintains cash balances at banks in California and Nevada. The Federal Deposit Insurance Corporation up to $100,000 insures accounts. At times, the Company's cash balances may exceed insured limits. At March 31, 2005 cash deposits did not exceed those insured limits by approximately $122,000.

Financial instruments that potentially subject the Company to concentrations of credit risk are primarily contingent advances and trade accounts receivable. All of the trade accounts receivable at March 31, 2005 are due from two customers.

The Company's contingent advances are generally due from clients when the litigating case in question is settled favorably. Substantially all cases are being tried by lawyers in the state of California. Monies invested by the Company plus fees become part of the Companies accounts receivable and are due at that time less any settlement discount. The contingent advances balance at March 31, 2005 is comprised of many advances to Attorneys. However, three attorneys represent approximately 57% of the total balance at March 31, 2005. No other single note or debtor comprises greater than 10% of the total balance at March 31, 2005.




13. RELATED PARTY TRANSACTIONS
    --------------------------

         During the year ended December 31, 2004, the Company entered into an agreement with a non-independent Board member to lease office space on a month-to-month basis. Rent expense recognized for the three months ended March 31, 2005 related to this agreement was $13,957. This lease was terminated in March 2005. In addition, this same Board member has a $10,000 debenture with the Company as described in Note 6. The Company has recognized $602 in interest expense related to this note through March 31, 2005.

14. SUBSEQUENT EVENTS
    -----------------

On April 28, 2004, a claim was filed against LitFunding Corp and California LitFunding in the amount of $48,576 and then amended on August 12, 2004, in the amount of $298,110. The Company objected to the claim as unfounded but did participate in a court ordered mediation. With a view to avoiding unnecessary further litigation, the Company reached a settlement with the claimant in February 2005 whereby the claimant is allowed an unsecured claim in the amount of $75,000 and shall be encompassed into the class 5-creditor group. A motion to approve the stipulation was filed in the United States Bankruptcy Court in March 2005. On April 6, 2005, the claimant received 80,000 shares of common stock pursuant to section 1145 of the bankruptcy code.

On April 28, 2004, a claim was filed against LitFunding Corp and California LitFunding in the amount of $48,576 and then amended on August 12, 2004, in the amount of $298,110. The Company objected to the claim as unfounded but did participate in a court ordered mediation. With a view to avoiding unnecessary further litigation, the Company reached a settlement with the claimant in February 2005 whereby the claimant is allowed an unsecured claim in the amount of $75,000 and shall be encompassed into the class 5-creditor group. A motion to approve the stipulation was filed in the United States Bankruptcy Court in March 2005. On April 6, 2005, the claimant received 80,000 shares of common stock pursuant to section 1145 of the bankruptcy code.

                                 * * * * *


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

Critical Accounting Policies and Estimates. Our Management's Discussion and Analysis of Financial Condition and Results of Operations section discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in our Quarterly Report on Form 10-QSB for the period ended March 31, 2005

LitFunding Corp (formerly known as RP Entertainment, Inc.) was organized in the state of Nevada on July 11, 1996. We own all of the common stock of California LitFunding and LitFunding USA. and we are the holding company in this corporate relationship. We have limited assets, no payroll, and no operations. In contrast, our subsidiary, California LitFunding conducted substantially all operations during 2004 and owned substantially all of the operating assets, employed all personnel and paid the obligations of all the corporations.

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

We own 74.8% of the shares in another Nevada corporation called Silver Dollar Productions (previously known as E.Evolution Expeditions) formed on February 25, 2000.

Our subsidiary, California LitFunding has been in the business of investing in litigation recoveries since 2000 and it raised and advanced capital to various law firms pursuant to "Settlement Agreements". These Settlement Agreements provide that the funds advanced shall be repaid to California LitFunding, plus a fee, when the lawsuits referenced in the agreement ultimately settle. The exact amount of the fee payable on the funds advanced depends upon the length of time the funds are outstanding, up to a fixed limit. Pursuant to the terms of the Settlement Agreements, California LitFunding's contractual right to payment is limited to the funds ultimately paid to the law firm from the specified lawsuit, or lawsuits, in which the funds are invested or expended. We were unable to effectively conduct this business during the period of litigation that began on April 2, 2003 and ended with the US Bankruptcy Court entering an order confirming a plan of reorganization on June 17, 2004. Our new subsidiary, LitFunding USA resumed the business of advancing funds to plaintiffs' attorneys after the June 17, 2004 date referenced above. LitFunding USA either uses its own funds to pursue this business or the funds of its wholly owned limited liability companies. As we have previously described in earlier filings, we together with our subsidiary California LitFunding (the "Companies") have been locked in litigation since April 2, 2003 when certain individuals and entities of LitFunding Corporation, a Nevada corporation filed an involuntary bankruptcy petition against us in the United States Bankruptcy Court, Central District of California, Case Number:. LA03-19005 ES (the "Petition"). After lengthy costly court proceedings, we subsequently converted to a voluntary chapter 11 proceeding whose plan of reorganization was confirmed on June 17, 2004.

    Pursuant to the plan of reorganization, LitFunding Corp and California LitFunding had the option to voluntarily transfer the control and the collection of the settlement agreements ("the Contract Pool") to an IEP distribution agent (the `Contract Agent') for the benefit of the IEP claimants who comprise class 6 under the terms of the reorganization plan.

    LitFunding Corp, California LitFunding and the IEP claimants stipulated and agreed to do this in December 2004. In that stipulation, the Contract Agent would assume full control and administration over the `Contract Pool' and have full authority over the enforcement of the obligations set forth in the settlement agreements that comprise the Contract Pool.

    Per the agreement signed on November 30, 2004, LitFunding Corp and California LitFunding transferred all of the original records and files to the Contract Agent on December 16, 2004, and sent written notice to all parties subject to the settlement agreement notifying them of the transfer of control of the Contract Pool and settlement agreements to the Contract Agent including the assignment of LitFunding Corp and California LitFunding's legal rights and that all payments are now payable to the Contract Agent.

    As a result of the transfer, the Company was effectively relieved of the obligation due to the IEP claimants of IEP Note of approximately $26,662,000 including related accrued interest. The carrying value of receivables and advances at the time of the transfer was approximately $12,331,000 resulting in a gain on the transfer of $14,131,000 for the year ended December 31, 2004. The original value of the IEP Note was determined based on the stipulations within the bankruptcy plan. In the transfer, the Company transferred all of its rights to the contingent advances and any potential earnings thereon. Because payments on the IEP Note were only to come from collections and earnings on the contingent advances, the Company is no longer responsible for that obligation.

    In consideration for the cooperation and support provided by LitFunding Corp. and California LitFunding making the transition seamless and effective, the IEP claimants waived and released LitFunding Corp and California LitFunding from all liability arising under the "Contingent Recourse Note" of approximately $1,560,000, which would have become effective in 2005

Liquidity and Capital Resources.

We have cash of $54,665 as of March 31, 2005. We also had $38,750 in accounts receivable, $735,500 in contingent advances less reserve of $73,500, $60,038 in property and equipment and $533,000 in stock subscriptions receivable. We also had $72,925 in other assets, making our total assets equal to $887,878 of March 31, 2005. Our current liabilities not subject to compromise at March 31, 2005 were $2,037,039, which includes $613,019 represented by accounts payable, $241,079 in accrued liabilities, $398,927 represented by a note payable net of deferred debt discount in the amount of $101,073 $762,500 in participation obligations and $21,514 in interest payable. As of March 31, 2005, we also had $782,561 in liabilities subject to compromise, which included $582,561 represented by trade claims and $200,000 in debentures. Our total liabilities at March 31, 2005 were $2,819,600. We have no other long term commitments or contingencies. We are holding stock subscription receivable notes in the amount of $533,000 due on or before December 31, 2005. We do believe that these notes will be paid before the due date. We do not believe our cash is sufficient to pay its day to day expenses for the next twelve months.

Our principal capital requirements during the year 2005 are to fund the internal operations, continue to pay for the defense of the litigation described in Part II, Item 1, below and fund the restart of the business subsequent to the confirmation of the reorganization plan. We plan to raise necessary funds by selling shares of our common stock or through the sale of interest bearing debentures to selected investors or a combination of these. We will also consider establishing relationships with selected business partners whose contributions include necessary cash. As discussed below, we believe that we will generate sufficient cash flow to make payments on the bankruptcy liabilities in accordance with the Plan.

Initially, it is anticipated that the new funding will be obtained from private parties and investment groups, and that this funding will be in the form of loans. The financing party will be granted a first priority lien on all of the lawsuits that they advance money to. Once the obligations owed to the capital source are satisfied, we anticipate our subsidiary LitFunding USA will receive the balance of the fees earned. In addition to these sources of funds, we filed an SB-2 registration statement on December 30, 2004 registering 4,000,000 shares. The Securities Exchange Commission declared this registration statement effective in January 2005. 2,000,000 of these shares have been sold. On April 12, 2005, we filed a post effective amendment to change the offering price on the remaining 2,000,000 shares to $1.25

   The industry in which the Companies operate is extremely competitive and include major corporations with substantially greater resources than the Company, including but not limited to, financial, personnel and established relationships in the industry. Additionally, we face the challenge of having to reestablish our credibility and presence in the market place after the defending ourselves in the bankruptcy litigation.

Other.

On February 11, 2005, we filed an additional SB-2 registration statement registering approximately 22,000,000 shares pursuant to a $10,000,000 equity line of credit with Dutchess Private Equities Fund, LLP that we entered into in December 2004. That registration statement was withdrawn from consideration on April 11, 2005. The agreement between us and Dutchess Private Equities Fund, LLP has been cancelled and neither party has any further obligation to each other.

For the Three months ended March 31, 2005
-----------------------------------------

Results of Operations.

As shown in the accompanying financial statements, we had gross revenues of $10,375 and incurred a net loss of $845,756 for the three months ended March 31, 2005 as compared to gross revenues of $531,190 and a net loss of $1,916,318 for the same period in 2004. Because of the bankruptcy proceedings, we were forced to curtail our marketing activities and only after our plan of reorganization was confirmed in June 2004, were we able to concentrate on restarting our business. Our operating cycle is typically longer than one year. We anticipate lower revenue volumes in the near term as we begin our fund raising efforts and begin the booking of new advances to attorneys. The vast majority of the new advances will be considered `contingent' until such time as there is definitive resolution on the underlying cases. As a result, and in conformity with GAAP, we will not recognize fee income or revenue on these advances until resolution is definitive. Our total liabilities exceeded our total assets by $1,931,722 at March 31, 2005 compared to $17,002,313 at March 31, 2004. As of the three months ended March 31, 2005, if we made no further advances to attorneys, our management estimates that we can reasonably expect to collect approximately $1.108 million in fees and return of principal over the next 3-18 months from open cases. The estimate is based on historical performance and other factors affecting each case.

OPERATING ACTIVITIES: During the three months ended March 31, 2005, net cash used by operating activities increased to $723,324 compared to net cash used in operating activities of $13,280 during the same period in 2004.The increase in net cash used by operating activities resulted primarily because of the successful confirmation of the reorganization plan and the restart of the business in late 2004 which intensified in the first quarter of 2005.

In the first quarter of 2005 we funded more than $347,000 in litigation advances. Demand for our product remains strong and because of our improved procedures, continue to turn away more funding requests than those that we approve. We continue with our efficiency drive evidenced by the fact that our general and administrative expenses for the three months ended March 31, 2005 were $786,753 compared with $971,778 for the similar period in 2004. The general and administrative expense for the three months ended March 31, 2005 does include approximately $185,291 related to the value of warrants and options issued during the first three months of 2005. Interest expense for the three month period ended March 31, 2005 was $87,076 compared to $939,338 for the similar period in 2004. Interest expense for the three months ended March 31, 2005 include $68,817 related to debt discount recognized as a result of warrants issued that attached to debt. This difference clearly reflects our significant drop in debt load that resulted from the return of the pre-Petition for Bankruptcy portfolio of cases and attendant debt, that was transferred to the IEP creditors in December 2004. This is explained more fully in Part 11, item 1, below.

Our Plan of Operation for the Next Twelve Months. To effectuate our business plan during the next twelve months, we have restarted the marketing of our products and increased our product offerings. Demand for financing continues to remain strong and we have a backlog of requests for advances that we look forward to begin satisfying as soon as we have secured new capital or financing. Effective October 8, 2004 we moved operations to the State of Nevada to take advantage of the prevailing tax structure, business climate and commercial lending laws in that state. Additionally, we still intend to start marketing of a new full recourse loan product in 2005. We believe that full recourse loans, which we anticipate will eventually become approximately 10% of our core business, will limit our exposure to losses, allow for earlier recognition of revenue and at the same time answer the demand in the legal community for more traditional borrowing facilities that carry a lower interest rate compared to the fees we currently charge for our non recourse advance product. We intend to expand our geographic market penetration and will explore opportunities to acquire assets or other companies in this industry.

We have cash of approximately $58,000 as of March 31, 2005. In the opinion of management, available funds will not satisfy our working capital requirements for the next twelve months. Nevertheless, our reorganization plan does provide for sufficient revenue to sustain operations. Our forecast for the period for which our financial resources will be adequate to support our operations involves significant risks and uncertainties and actual results could fail as a result of a number of factors.

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

We do not anticipate that we will purchase or sell any significant equipment but we did enter into a medium-term lease in Las Vegas, Nevada. In the event that we generate significant revenues and expand our operations, then we may need to hire additional employees or independent contractors as well as purchase or lease additional equipment.

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

Item 3. Controls and Procedures
-------------------------------

(a) Evaluation of disclosure controls and procedures. We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed as of March 31, 2005, our chief executive officer and the principal financial officer concluded that our disclosure controls and procedures were adequate.

(b) Changes in internal controls. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the chief executive officer and principal financial officer.




                          PART II -- OTHER INFORMATION

Item 1. Legal Proceedings.
--------------------------

On April 2, 2003, certain creditors filed an involuntary bankruptcy petition under Chapter 7 of the United States Bankruptcy Code against us. In the Petition, the Petitioning Creditors alleged that we were generally not paying our debts as they became due. We disputed this allegation. For approximately eleven months we engaged in litigation regarding the merits of the involuntary petition, and the Petitioning Creditors rights under disputed contracts.

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

     In February of 2004, we settled this litigation. The settlement reached by and among the Company and the petitioning creditors has been incorporated into a reorganization plan confirmed by the United States Bankruptcy Courts on June 17th, 2004.

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

    We and the IEP claimants stipulated and agreed to do this in November 2004. In that stipulation, the Contract Agent would assume full control and administration over the `Contract Pool' and have full authority over the enforcement of the obligations set forth in the settlement agreements that comprise the Contract Pool.

    Per the agreement signed on November 30th, 2004, we transferred all of the original records and files to the Contract Agent on December 16th, 2004, and sent written notice to all parties subject to the settlement agreement notifying them of the transfer of control of the Contract Pool and settlement agreements to the Contract Agent including the assignment of LitFunding Corp and California LitFunding's legal rights and that all payments are now payable to the Contract Agent.

    As a result of the transfer, we were effectively relieved of the obligation due to the IEP claimants of IEP Note of approximately $26,662,000 including related accrued interest. The carrying value of receivables and advances at the time of the transfer was approximately $12,331,000 resulting in a gain on the transfer of $14,131,000 for the year ended December 31, 2004. The original value of the IEP Note was determined based on the stipulations within the bankruptcy plan. In the transfer, we transferred all of our rights to the contingent advances and any potential earnings thereon. Because payments on the IEP Note were only to come from collections and earnings on the contingent advances, we are no longer responsible for that obligation.

    In consideration for the cooperation and support provided by us for making the transition seamless and effective, the IEP claimants waived and released LitFunding Corp and California LitFunding from all liability arising under the "Contingent Recourse Note" of approximately $1,560,000, which would have become effective in 2005.

    Moreover, by effecting this transfer of the Contract Pool, we believe that the two other classes of creditors (Class 4 and 5) affected by this transition will continue to receive the benefit of the unsecured creditors' allocation as defined in the plan of reorganization. The contingency administrative charge allowed by the plan of reorganization to be paid to us has ceased as a result of this transfer.

    As a result of the transfer of the contract pool to the IEP claimants effective in December 2004, we recorded an extraordinary one time non cash gain for the removal the associated obligation and assets.

Our primary liabilities are summarized in the following paragraphs:

I. Administrative and Priority Claims. The claims within this class total approximately $232,000 through March 31, 2005. Most of this amount represents the fees and costs payable to the Debtors general insolvency counsel, Winthrop Couchot, P.C. who accepted 200,000 shares of common stock from the company in April 2004 in part or full payment for the amount. The balance represents sums owed of approximately $9,300 in priority wages owed to two officers of the Debtors. These amounts are not subject to comprise and are included in accounts payable and accrued expenses in the accompanying balance sheet at December 31, 2004;

J. Gap Claims. During the period between the filing of the involuntary petition and the date on which LitFunding Nevada's stipulated to the entry of an order for relief, certain claims accrued. Substantially all of these claims accrued in favor of two law firms that were defending LitFunding Nevada against the involuntary filing. The Debtors reached an agreement with these claimants to pay $314,000 over twelve months. The remaining balance owed at March 31, 2005 is approximately $120,000 These amounts are subject to comprise and are included in trade and miscellaneous claims in the accompanying balance sheet at December 31, 2004;

K. Debenture Claims. In calendar years 2002 and 2003 California LitFunding issued debentures to seven individuals, creating approximately two hundred thousand dollars ($200,000) in debt obligations. Included is a $10,000 debenture payable to a related party. These claims are unsecured and they are undisputed.

L. Unsecured Claims Other Than Debenture Claims and IEP Claims. The Debtors have approximately $445,000 in allowed unsecured claims. These amounts are subject to comprise and are included in trade and miscellaneous claims in the accompanying balance sheet at March 31, 2005;

M. IEP Claims. Pursuant to the Settlement Agreement entered into by and between The Company and the IEP petitioning creditors, each and every claim held by the IEP petitioning creditors has been fixed in them Plan. The totality of all claims held by the IEP petitioning creditors has been incorporated into the non-recourse Plan Note. The Plan Note had an opening balance of $26,111,763. This obligation was relieved in connection with the transfer of the Contract Pool to the IEP Creditors in December 31, 2004;

N. The Plan presented for confirmation incorporates both a business plan, and a legal framework for the payment of claims. The business plan sets forth how The Company intends to generate the funds necessary to meet the monetary obligations fixed in the Plan. The legal framework details what each class of creditors will receive under the terms of the Plan

O. The business plan incorporated into the Plan is designed to accomplish two core objectives. The first core objective is to maximize the funds collected to be collected. The second core objective is to essentially restart The Company's business model by raising and investing additional capital in new lawsuits;

P. Interest Holders. Interest holders are the parties who hold ownership interest (i.e., equity interest) in The Company. The Plan creates two classes of interests. Class 7, which is comprised of LitFunding Nevada, as the holder of all of the common stock of California LitFunding, and Class 8, which is comprised of all of the holders of common stock interests in LitFunding Nevada. These classes are not impaired under the terms of the Plan.

We intend to repay all obligations in full. Debenture Claims are impaired as that termed is used in the Bankruptcy Code because obligations will be paid out over a specified longer term. However, for accounting purposes, we do not believe any of the obligations are compromised at March, 31 2005, based on the expected amount of allowed claims.


Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
--------------------------------------------------------------------

(a) Unregistered Sales of Equity Securities. In January 2005, we granted Morton Reed, one of our officers and directors, 500,000 options to purchase shares of our stock at $0.53 per share, and 10,000 options to Vera Stein, an employee, to purchase shares of our common stock at $0.48 per share. These options were granted pursuant to our 2004 Stock Option Plan. We believe the issuance of these options are exempt from registration under the Securities Act was based on the grounds that the issuance was pursuant to a compensatory benefit plan within the meaning of Rule 701 of the Securities Act or did not involve a public offering within the meaning of Section 4(2) of the Securities Act.

In January 2005, we granted each of our directors, Dr. Reed and Messrs. Weiner, Wallace Appel and Scherr 75,000 warrants each to purchase shares of our common stock at $0.20 per share. These warrants expire five years from the vesting date. The vesting dates are 18,750 shares each on August 6, 2004, November 6, 2004, February 6, 2005 and May 7, 2005. These are warrants to purchase shares of our common stock at $0.20 per share. Mr. Weiner gifted away his 75,000 such warrants in February 2005. In addition, in January 2005, we granted each chair of our board committee, Messrs. Wallace, Appel and Scherr, 10,000 additional warrants to purchase shares of our common stock at $0.20 per share. These warrants vest on the same schedule, with 2,500 warrants vesting to each individual on each scheduled date, and expire five years from the vesting date. We believe the issuance of these options are exempt from registration under the Securities Act was based on the grounds that the issuance was pursuant to a compensatory benefit plan within the meaning of Rule 701 of the Securities Act or did not involve a public offering within the meaning of Section 4(2) of the Securities Act.

In January 2005, we granted Steve King, a consultant, 280,000 warrants to purchase shares of our common stock at $0.25 per share. Those warrants were issued for services rendered to us and vested immediately and expire three years from the date of grant. The shares were issued in a transaction which we believe satisfies the requirements of that certain exemption from the registration and prospectus delivery requirements of the Securities Act of 1933, as amended, which exemption is specified by the provisions of Section 4(2) of that act. We believe that Mr. King is a sophisticated investor in that he has such knowledge and experience in financial and business matters and is are capable of evaluating the merits and risks of the prospective investment. In addition, Mr. King was given adequate access to sufficient information about us to make an informed investment decision since he is assisting us with the development of our business.

In March 2005, Dr. Reed's exercised 450,000 of his options to purchase shares of our common stock for $0.10 per share in lieu of $45,000 in deferred salary. The shares were issued in a transaction which was not a public offering which we believe satisfies the requirements of that certain exemption from the registration and prospectus delivery requirements of the Securities Act of 1933, as amended, which exemption is specified by the provisions of Section 4(2) of that act. We believe that Dr. Reed has such knowledge and experience in financial and business matters that he is capable of evaluating the merits and risks of the prospective investment. In addition, Dr Reed had sufficient access to material information about us because he is one of our officers and directors. In March 2005, we granted 10,000 options to purchase shares of our common stock at $0.97 per share to Dermot Ryan, an employee, and granted 10,000 options to purchase shares of our common stock at $0.97 per share to Robert Amira, one of our officers. We also granted 10,000 shares of our common stock to Mr. Amira. These options were granted pursuant to our 2004 Stock Option Plan. We believe the issuance of these options are exempt from registration under the Securities Act was based on the grounds that the issuance was pursuant to a compensatory benefit plan within the meaning of Rule 701 of the Securities Act or did not involve a public offering within the meaning of Section 4(2) of the Securities Act.

In March 2005, we granted 10,000 options to purchase shares of our common stock at $0.89.5 per share to Dermot Ryan, an employee, and granted 10,000 options to purchase shares of our common stock at $0.89.5 per share to Robert Amira, one of our officers. We also granted 10,000 shares of our common stock to Mr. Amira. These options were granted pursuant to our 2004 Stock Option Plan. We believe the issuance of these options are exempt from registration under the Securities Act was based on the grounds that the issuance was pursuant to a compensatory benefit plan within the meaning of Rule 701 of the Securities Act or did not involve a public offering within the meaning of Section 4(2) of the Securities Act.

In March 2005, Herb Stein, one of our consultants, exercised his 20,000 warrants to purchase shares of our common stock at $0.10 per share. Those warrants were issued in prior years. The shares were issued in a transaction which was not a public offering which we believe satisfies the requirements of that certain exemption from the registration and prospectus delivery requirements of the Securities Act of 1933, as amended, which exemption is specified by the provisions of Section 4(2) of that act. We believe that Mr. Stein has such knowledge and experience in financial and business matters that he is capable of evaluating the merits and risks of the prospective investment. In addition, Mr. Stein had sufficient access to material information about us.

In April 2005, we issued 80,000 shares in settlement of a disputed claim filed against us and against California LitFunding in April 2004. The amended claim was for $298,110, and while we believe the claim to be unfounded, to avoid further litigation, we reached a settlement with the claimant in February 2005 for $75,000, and which as approved by the bankruptcy court in March 2005. We issued 80,000 shares of our common stock to this claimant, in a transaction which we believe was exempt from registration pursuant to section 1145 of the bankruptcy code.

(b) Use of Proceeds. During the quarter ended March 31, 2005, we sold 2,000,000 shares of our common stock at $0.41 per share pursuant to our registration statement on Form SB-2 filed with the SEC on December 30, 2004. The class of securities registered was our Common Stock, par value $.001. Pursuant to Section 701(f) of Regulation S-K of the Exchange Act, we are providing the following information with respect to the use of proceeds from the Form SB-2 Registration Statement declared effective by the SEC on January 31, 2005, File No. 333-121802.

The offering at $0.41 per share terminated on April 12, 2005 at which point we filed a post effective amendment to the Form SB-2 Registration Statement to amend the offering price to $1.25 per share for the remaining 2,000,000 shares so registered. The aggregate offering price of the $0.41 shares was $820,000. We received $229,550 in cash and $584,250 in promissory notes for those shares; however, on April 29, 2005, we cancelled the subscriptions for 125,000 of those shares, for which we had received $51,250 in promissory notes, since we did not receive proper documentation from those prospective purchasers. On April 29, 2005, we received $51,250 in cash for those 125,000 shares from another investor; therefore, to date, we have received a total $280,800 in cash and $533,000 in promissory notes for those 2,000,000 shares.

Of the $280,000 in cash we have raised, we have advanced approximately $25,000 in litigation funding, paid approximately $140,000 in salaries and employee benefits, $30,000 in rent and D&O insurance, approximately $44,000 in other general and administrative expenses. We have not yet used approximately $41,000. The only expenses incurred in the sale were professional fees approximately $15,000. There was no underwriter expense or any direct or indirect payments to any officer, director or affiliate. Item 3. Defaults Upon Senior Securities

There has not been a default on senior securities

Item 4.  Submission of Matters to Vote of Security Holders
----------------------------------------------------------

On March 15, 2005, holders of approximately 51.2% of our outstanding common stock consented in writing without a meeting to the proposed spin off of our majority-owned subsidiary, Silver Dollar Productions, a Nevada corporation, formerly known as E.Evolution Expeditions, through a share dividend of our shares of Silver Dollar Productions to our shareholders. On March 21, 2005 we filed a preliminary information statement pursuant to Section 14(c) of the Exchange Act regarding this proposed spin off, which we are in the process of revising.

Item 5.  Other Information
--------------------------

None.

Item 6.  Exhibits
-----------------

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


                                         LitFunding Corp.


May 20, 2005                    By:      /s/   Morton Reed
                                         --------------------------------------
                                         Morton Reed, President and
                                         Chief Executive Officer