Form 10QSB
period 2005-06-30
LITFUNDING CORP
filed 2005-08-24
CIK 1142488

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
    1934
                     For the quarterly period ended June 30, 2005

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

          State the number of shares outstanding of each of the issuer's class of common equity: 14,895,451 shares of common stock, $.001 par value per share were outstanding as of August 11, 2005. There were no shares of the issuer's preferred stock issued and outstanding.

Transitional Small Business Disclosure format (check one):   Yes ( )  No (X)

PART I

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEET AT June 30, 2005 (UNAUDITED)
---------------------------------------------------------

ASSETS

   Cash and cash equivalents                                     $      28,076
   Accounts receivable                                                  72,250
   Contingent advances less reserve for unsuccessful
        resolutions of lawsuits of $69,000                             621,000
   Property and equipment, net of accumulated
        depreciation of $79,383                                         52,991
   Other assets                                                         31,881
                                                                 --------------
TOTAL ASSETS                                                     $     806,198
                                                                 ==============


LIABILITIES AND STOCKHOLDERS' DEFICIT:

Liabilities not subject to compromise -
  Accounts payable                                               $     613,158
  Accrued liabilities                                                  280,385
  Note payable (net of debt discount $34,000)                          688,500
  Participation obligations                                            725,000
  Interest payable                                                       9,468
                                                                 --------------
      Total liabilities not subject to compromise                    2,316,511
                                                                 --------------

Liabilities subject to compromise-
 Trade and other miscellaneous claims                                  515,692
 Debentures                                                            200,000

                                                                 --------------
      Total liabilities subject to compromise                          715,692
                                                                 --------------

          Total liabilities                                          3,032,203
                                                                 --------------

STOCKHOLDER'S DEFICIT:
Preferred Stock, par value $0.001, 10,000,000 shares
     authorized, none issued and outstanding                                 -
   Common stock,$0.001 par value, 50,000,000 shares
     authorized, 14,895,451 issued and outstanding                      14,895
   Additional paid-in capital                                        6,535,333
   Common stock subscribed                                            (748,000)

   Accumulated deficit                                              (8,028,233)
                                                                 --------------
      Total stockholders' deficit                                   (2,226,005)
                                                                 --------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                      $     806,198
                                                                 ==============





              The accompanying notes are an integral part of these
                       consolidated financial statements.

LITFUNDING CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2005 AND 2004 (UNAUDITED)
-------------------------------------------------------------------------------


                                                                  THREE MONTHS                      SIX MONTHS
                                                                  ENDED JUNE 30                    ENDED JUNE 30
                                                         -----------------------------    -----------------------------
                                                              2005            2004             2005           2004
                                                         -------------   -------------    -------------   -------------
NET  REVENUE                                             $    137,500    $  1,284,489     $    147,875    $  1,815,679

OPERATING EXPENSES:
     Selling                                                   33,601               -           50,308              -
     Reserve for unsuccessful resolution of lawsuits           (4,500)        243,082           27,250         646,083
     General and administrative expenses                      743,786       1,025,090        1,530,539       1,996,868
                                                         -------------   -------------    -------------   -------------
         Total expenses                                       772,887       1,268,172        1,608,097       2,642,951
                                                         -------------   -------------    -------------   -------------

LOSS FROM OPERATIONS                                         (635,387)         16,317       (1,460,222)       (827,272)
                                                         -------------   -------------    -------------   -------------

OTHER INCOME AND (EXPENSES)
     Interest (expense), net of interest income              (134,136)      (1,094,019)        (221,202)     (2,033,357)
     Other                                                   (187,688)         74,258          (121,533)         80,867
                                                         -------------   -------------    -------------   -------------

     Total other income (expense)                            (321,814)     (1,019,761)        (342,735)     (1,952,490)
                                                         -------------   -------------    -------------   -------------


(LOSS) BEFORE REORGANIZATION ITEMS,                          (957,201)     (1,003,444)      (1,802,957)     (2,779,762)

REORGANIZATION ITEMS:
    Legal fees                                                      -               -                -         140,000
                                                         -------------   -------------    -------------   -------------


(LOSS) INCOME BEFORE INCOME TAXES                            (957,201)     (1,003,444)      (1,802,957)     (2,919,762)
                                                         -------------   -------------    -------------   -------------

 INCOME TAX (BENEFIT) PROVISION                                     -               -                -               -
                                                         -------------   -------------    -------------   -------------

NET INCOME (LOSS)                                        $   (957,201)   $ (1,003,444)    $ (1,802,957)   $ (2,919,762)
                                                         =============   =============    =============   =============


BASIC EARNINGS (LOSS) PER SHARE:                         $      (0.07)          (0.11)    $      (0.13)   $      (0.31)
                                                         =============   =============    =============   =============


DILUTED EARNINGS (LOSS) PER SHARE:                       $      (0.07)          (0.11)    $      (0.13)   $      (0.31)
                                                         =============   =============    =============   =============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:

  Basic                                                    14,411,082       9,410,850       13,400,327       9,410,850
                                                         =============   =============    =============   =============

  Diluted                                                  14,411,082       9,410,850       13,400,327       9,410,850
                                                         =============   =============    =============   =============






              The accompanying notes are an integral part of these
                       consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE
PERIODS ENDED JUNE 30, 2005 AND 2004
-----------------------------------------------

                                                                            2005               2004
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                   $   (1,802,957)   $    (2,919,763)
  Depreciation and amortization                                               14,878             15,662
  Reserve for unsuccessful resolution of lawsuits                             15,000            642,496
  Value of warrants and common stock issued for services                     497,979
  Changes in assets and liabilities:
    Trade and other accounts receivable                                       40,250         (1,891,262)
    Other assets                                                             (13,353)            (2,841)
    Contingent advances                                                     (275,250)         1,463,301
    Debt discount                                                            185,890                  -
   Accounts payable and accrued expenses                                     288,816            709,358
   Trade and other claims subject to compromise                              (88,110)                -
   Interest payable                                                           32,139          2,022,354
   Gain on discount of pre-petition debt                                          -             (74,258)
                                                                      ---------------  -----------------
          Net cash (used in) operating activities                         (1,078,012)           (34,953)
                                                                      ---------------  -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:


  Purchases of property and equipment                                         (3,734)                 -
                                                                      ---------------  -----------------
          Net cash (used in) investing activities                             (3,734)                 -
                                                                      ---------------  -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Sale of common stock and exercised warrants                                293,300                  -
  Proceeds from notes payable                                                222,500                  -
  Proceeds from investor obligations                                         252,500                  -
  Principal repayments on capital lease obligations                                -             (4,514)
                                                                      ---------------  -----------------
          Net cash provided by financing activities                          768,300             (4,514)
                                                                      ---------------  -----------------

INCREASE (DECREASE) IN CASH                                                 (313,446)           (39,467)

CASH, BEGINNING OF PERIOD                                                    341,522             51,676
                                                                      ---------------  -----------------

CASH, END OF PERIOD                                                   $       28,076    $        12,209
                                                                      ===============  =================


         Interest paid                                                $       4,250    $         8,975
                                                                      ===============  =================

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
AND FINANCING ACTIVITIES:
       Imputed value of warrants issued for extension of debt         $      171,288    $            -
                                                                      ===============  =================
      Note payable issued for relief of debt & interest payable       $            -    $    26,275,709
                                                                      ===============  =================
      Accrued interest added to bankruptcy liabilities                $            -    $     1,582,930
                                                                      ===============  =================
     Exercise of options in exchange for accrued salary                       45,000    $            -
                                                                      ===============  =================
     Common stock issued for relief of liabilities                    $      172,130    $            -
                                                                      ==============   =================







              The accompanying notes are an integral part of these
                       consolidated financial statements.

LITFUNDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE PERIODS ENDED
JUNE 30, 2005 AND 2004
----------------------------------------------------------------


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

As discussed in Note 3, the Company has entered into a Chapter 11 Plan of Reorganization under the United States Bankruptcy Code. Liabilities exceed assets by $2,226,005 at June 30, 2005. The Company's net loss for the period ended June 30, 2005 is $1,802,957. The ability of the Company to continue as a going concern remains dependent upon successful operation under the bankruptcy plan, obtaining additional capital and financing, and generating positive cash flow from operations. The Company intends to seek additional capital either through debt or equity offerings and believes that increased volume and reduction in its lead time to finance and collect on funded cases will ultimately lead to profitability and positive cash flows. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
   ------------------------------------------

Cash includes all short-term highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less. At times cash deposits may exceed government insured limits. At June 30, 2005 there were no cash deposits that exceeded those insured limits.

Principles of consolidation: The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, California LitFunding, LitFunding USA and its wholly owned LLC's and a dormant company, E. Evolution Expeditions whose name was changed to Silver Dollar Productions on January 21, 2005. All significant intercompany accounts and transactions are eliminated.

Property and equipment is stated at cost less accumulated depreciation. Depreciation is recorded on a straight-line basis over a period of the shorter of the related applicable lease term or the estimated useful lives of the assets ranging from 3 to 5 years. Depreciation expense for the periods ended June 30, 2005 and 2004 was $14,879 and $15,662 respectively.

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

Financial Instruments - Financial instruments consist primarily of cash, accounts receivable, contingent advances, and obligations under accounts payable, accrued expenses, debentures, capital lease obligations, notes payable and investor participation obligations. The carrying amounts of cash, accounts receivable, accounts payable and accrued expenses approximate fair value because of the short maturity of those instruments. The carrying value of the Company's contingent advances approximate fair value because the Company provides allowances for any estimated uncollectible amounts. The carrying value of debentures and notes payable approximate fair value because they contain market value interest rates and have specified repayment terms. The participation obligations at June 2005 are carried at the expected repayment amounts as determined by the individual notes. Obligations under capital leases approximate fair value because the original balances approximated the fair value of the underlying equipment at the time the obligations were incurred. The Company has applied certain assumptions in estimating these fair values. The use of different assumptions or methodologies may have a material effect on the estimates of fair values.

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

The Company adopted the 2004 Stock Option Plan on August 6, 2004, and 1,490,000 options were granted under the plan to key employees since that date and through June 30, 2005. Prior to adopting the plan, options had been granted to key employees of which 952,500 had not expired and were still outstanding at June 30, 2005. As of June 30, 2005 there are 2,020,000 that have not expired and are still outstanding. The 2004 Stock Option Plan provides for the total number of shares of common stock of the Company which may be purchased pursuant to the exercise of options to not exceed, in the aggregate, 30% of the then issued and outstanding common stock of the Company. The Compensation Committee of the Board of Directors may grant options only to directors, officers, other salaried key employees of the Company and other qualified individuals or entities, including, but not limited to, independent contractors and consultants of the Company.

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


                                              June 30, 2005       June 30, 2004
                                              --------------     ---------------
Net income (loss) - as reported               $  (1,802,957)     $   (2,919,762)
                                              ==============     ===============
Net income (loss) - pro forma                 $  (2,075,657)     $   (2,919,762)
                                              ==============     ===============
Income (loss) per share - as reported         $       (0.13)     $        (0.31)
                                              ==============     ===============
Income (loss) per share - pro forma           $       (0.15)     $        (0.31)
                                              ==============     ===============

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The minimum value method was used because the Company's stock did not trade for the period year ended June 30, 2004. The following assumptions were used in imputing value for options granted in six months ended June 30, 2005:
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
Expected asset life                      5 years              3 years

The summary of activity for the Company's stock options/warrants is presented below:


                                                   6 months ended                  Year ended
------------------------------------------------------------------------------------------------------------
                                                    June 30,2005               December 31, 2004

                                                                     Weighted                      Weighted
                                                                     Average                       Average
                                                                     Exercise                      Exercise
                                                                     Price                         Price
                                                                     --------                      --------
Options/warrants outstanding at beginning of            3,592,500       $0.30       1,549,500      $ 0.54
period
Granted                                                 1,715,000       $0.34       2,075,000      $ 0.21
Exercised                                                (845,000)      $0.06           - 0 -
Terminated/Expired                                                                    (32,000)     $ 1.00
Options/warrants outstanding at end of period           4,462,500       $0.37       3,592,500      $ 0.30
Options/warrants exercisable at end of period           4,462,500       $0.37       3,592,500      $ 0.30
Options/warrants available for grant at end of          2,401,019                   2,406,019
period

Price per share of options outstanding                 $0.01-$7.00                  $0.01-$7.00

Weighted average remaining contractual lives            4.33 years                   2.05 years

Weighted Average fair value of options granted
during the period                                                      $ 0.44                       $0.21


During the six months ended June 30, 2005, included in the table discussed above, the Company issued 1,185,000 warrants of which 375,000 were exercised in during the year 2005. The warrants were issued to both non-employees for services and to Directors of the Company. The warrants issued to Directors of the Company were part of the compensation package promised to Directors in August 2004 and are priced accordingly. During the period ended June 30, 2005, the company recognized an expense of $197,965 related to the issuance of warrants and options to directors, officers, and employees. These options and warrants had intrinsic value of approximately $0.33 per share at the grant date. During the same period we granted 530,000 options from the Stock Option Plan to officers and employees.

Additionally, options and warrants were granted to non-employee consultants. The total amount expensed relative to these grants was $175,000 and $300,014 during the three and six month periods ended June 30, 2005 respectively.

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

   In December 2004 the FASB issued a revised Statement 123 (SFAS 123R), "Accounting for Stock-Based Compensation" requiring public entities to measure the cost of employee services received in exchange for an award of equity instruments based on grant date fair value. The cost will be recognized over the period during which an employee is required to provide service in exchange for the award -- usually the vesting period. The amended effective date for this statement is January 1, 2006. The Company is evaluating the impact of this new pronouncement and has not yet estimated the effect of implementation on the Company's financial statements.


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

The Company's primary liabilities are summarized in the following paragraphs:

A. Administrative and Priority Claims. The claims within this class total approximately $232,000 through June 30, 2005. Most of this amount represents the fees and costs payable to the Debtors general insolvency counsel, Winthrop Couchot, P.C. who accepted 200,000 shares of common stock from the company in April 2004 in part or full payment for the amount. The balance represents sums owed of approximately $9,300 in priority wages owed to two officers of the Debtors. These amounts are not subject to compromise and are included in accounts payable and accrued expenses in the accompanying balance sheet at December 31, 2004;

B. Gap Claims. During the period between the filing of the involuntary petition and the date on which LitFunding Nevada's stipulated to the entry of an order for relief, certain claims accrued. Substantially all of these claims accrued in favor of two law firms that were defending LitFunding Nevada against the involuntary filing. The Debtors reached an agreement with these claimants to pay $314,000 over twelve months. The remaining balance owed at June 30, 2005 is approximately $120,000 These amounts are subject to compromise and are included in trade and miscellaneous claims in the accompanying balance sheet at December 31, 2004;

C. Debenture Claims. In calendar years 2002 and 2003 California LitFunding issued debentures to seven individuals, creating approximately two hundred thousand dollars ($200,000) in debt obligations. Included is a $10,000 debenture payable to a related party. These claims are unsecured and they are undisputed.

D. Unsecured Claims Other Than Debenture Claims and IEP Claims. The Debtors have approximately $445,000 in allowed unsecured claims. These amounts are subject to compromise and are included in trade and miscellaneous claims in the accompanying balance sheet at June 30, 2005;

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

The remaining bankruptcy liabilities at June 30, 2005 are summarized as follows:

 Gap Claims                                 $    120,000
 Unsecured Creditors and Other                   395,692
                                            ------------
     Subtotal                                    515,692

 Debentures                                      200,000
                                            ------------
                                            $    715,692
                                            ============


The Company intends to repay all obligations in full. Debenture Claims are impaired as that termed is used in the Bankruptcy Code because obligations will be paid out over a specified longer term. However, for accounting purposes, the Company does not believe any of the obligations are compromised at June 30, 2005, based on the expected amount of allowed claims.

4. ACCOUNTS RECEIVABLE AND CONTINGENT ADVANCES
   --------------------------------------------

Accounts receivable represents unpaid amounts due for the return on contingent advances and fees earned on cases in which there have been positive resolutions. At June 30, 2005, accounts receivable consisted of eight advances totaling $72,250 in earned fees. The accounts receivable amount of $72,250 reflects the net fee income due to the company as of June 30, 2005.

Contingent advances occur when the Company enters into agreements with lawyers and law firms whereby the Company advances funds for litigation costs on selected cases. Generally, the Company will be repaid those amounts plus negotiated fees when and if a case is settled. These agreements are non recourse but are secured by a lien against any awards in the case. Fees are generally based on the length of time the advances are outstanding. If the fee is less than the award or settlement, the fees are reduced to the amount of the recovery.

Management estimates the net realizable value of contingent advances by periodically reviewing the progress of the cases with the attorneys trying them and past experience with similar cases. Management believes that the Company has historically achieved a success rate of approximately 85% on cases that it has funded. Post reorganization procedures and policies have been implemented and management believes that it will achieve a success rate of no less than 90% on new fundings. Management monitors all cases and provides an allowance if it believes that any advances have been impaired. At June 30, 2005, there were contingent advances outstanding of $690,000 and a corresponding impairment allowance of $69,000.

The Company has sold 1,480,000 shares of its common stock to certain unrelated qualified investors in exchange for $758,000 of notes receivable. These notes are due on or before December 31, 2005. The Company has a reasonable expectation that these notes will be paid before the year end.


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


7. DEBT
   ----

     Notes payable at June 30, 2005 are comprised of the following:

     Note payable to entity, original balance of $500,000,
     interest at 10% per annum.  Principal and interest due
     September 9, 2005. The Note is unsecured.                   $ 500,000

       Note payable with no  specified due date.  Face amount
       Of $15,000, interest at 10% per annum, the note is
       Unsecured                                                    15,000

     Notes payable to entity, original balance of $200,000,
     Interest at 10% to 12% per annum.  Principal and interest due
     September 13, 2005. The Note is unsecured.                    207,500
                                                                 ----------
                                                       Total     $ 722,500
                                               Debt Discount       (34,000)
                                                                 ----------
                                                                 $ 688,500
                                                                 ==========

8. STOCKHOLDERS' DEFICIT
   ---------------------

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

During the six months ended June 30, 2005, the Company allowed one of its officers to exercise the right to purchase 450,000 shares of common stock in exchange for a corresponding offset to the officer's deferred salary of $45,000. The value of these shares was determined by the quoted trading price of the Company's common stock.

In the six months ended June 30, 2005, certain consultants and debtors exercised their right to convert 395,000 warrants into common stock. The company has recognized a deferred expense amounting to $238,788 related to those warrants issued and related to debt of $500,000 of which $155,288 was recognized in the current six month period as amortization of debt expense.

In the year ended December 31, 2004, the Company declared and issued an 11 for 10 stock dividend. As a result 1,042,501 shares were issued. The trading value of the shares on the declaration date of November 1, 2004, was $0.70. The aggregate value of the new shares issued of $729,751 was reclassified from the accumulated deficit to additional paid-in capital.


9. INCOME TAXES
   ------------

The Company recognizes deferred income taxes for the differences between financial accounting and tax bases of assets and liabilities. The Company has elected to account for its income and expenses on a cash basis for income tax purposes. Income taxes for the six months ended June 30, 2005 and 2004 consisted of the following:

                                                      2005             2004
                                                      ----             ----
Current tax (benefit) provision                  $   (443,000)     $        -0-
 Deferred tax (benefit) provision                     443,000               -0-
                                                 -------------     ------------
Total income tax provision                       $         -0-     $        -0-
                                                 =============     ============

Net deferred income tax assets of $3,746,000, less a deferred income tax liability of $8,000 are fully offset by a valuation allowance of $3,738,000 at June 30, 2005. The valuation allowance was increased by $443,000 in the period ended June 30, 2005.


10. COMMITMENTS AND CONTINGENCIES
    -----------------------------

OPERATING LEASE:

The Company rescinded its long-term property lease as allowed in Chapter 11 bankruptcy proceedings of the Federal Bankruptcy code and moved its offices to Las Vegas, Nevada in October of 2004 where it occupied space on a month-to-month lease from a related party until March 1, 2005, when it executed a 3-year lease in an arms length transaction with an unrelated party. Rent expense under the premises leases were $57,671 and $66,128 for the six months ended June 30, 2005 and 2004.

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


11. NET INCOME (LOSS) PER SHARE
    ---------------------------

Net income per share is calculated using the weighted average number of shares of common stock outstanding during the year. Options/Warrants to purchase 4,462,500 to purchase common shares were not considered in the calculation for diluted earnings per share for the six months ended June 30, 2005 and June 30, 2004. In accordance with SFAS No. 128, the control number used in determining the dilutive effect of warrants and options is based on operating income, not income after extraordinary item. Because the Company experienced a net operating loss as of June 30, 2005, the effect of their inclusion based would be anti-dilutive and hence, were not included.


The following summarizes the loss per share calculation for the six months period ended June 30, 2005.


                                                                     2005                                   2004
                                                     INCOME                      PER                                    PER
                                                     (LOSS)         SHARES      SHARE     INCOME (LOSS)     SHARES      SHARE
                                                  -------------- ------------- --------- --------------- ------------ ---------
Net income (loss) before extraordinary item       $  (1,802,957)                          $  (2,919,762)
Extraordinary item                                       -0-                                     -0-
                                                  --------------                         ---------------
Total                                             $  (1,802,957)                          $  (2,919,762)

Preferred dividends                                      -0-                                     -0-

                                                  --------------                         ---------------
Income (loss) available to common stockholders
                                                  $  (1,802,957)                          $  (2,919,762)
                                                  ==============                         ===============

Basic Earnings (Loss) Per Share:
Loss available to common stockholders             $  (1,802,957)   13,400,327  $  (0.13)     (2,919,762)   9,410,850  $  (0.31)
                                                  --------------               --------- ---------------              ---------
Total                                             $  (1,802,957)   13,400,327  $  (0.13) $   (2,919,762)   9,410,850  $  (0.31)
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

Financial instruments that potentially subject the Company to concentrations of credit risk are primarily contingent advances and trade accounts receivable. All of the trade accounts receivable at June 30, 2005 are due from four customers.

The Company's contingent advances are generally due from clients when the litigating case in question is settled favorably. Substantially all cases are being tried by lawyers in the state of California. Monies invested by the Company plus fees become part of the Companies accounts receivable and are due at that time less any settlement discount. The contingent advances balance at June 30, 2005 is comprised of many advances to Attorneys. However, three attorneys represent approximately 58% of the total balance at June 30, 2005. No other single note or debtor comprises greater than 10% of the total balance at June 30, 2005.

13. RELATED PARTY TRANSACTIONS
    --------------------------

During the year ended December 31, 2004, the Company entered into an agreement with a non-independent Board member to lease office space on a month-to-month basis. Rent expense recognized for the three months ended March 31, 2005 related to this agreement was $13,957. This lease was terminated in March 2005. In addition, this same Board member has a $10,000 debenture with the Company as described in Note 6. The Company has recognized $450 in interest expense related to this note through June 30, 2005.

In March 2005, we granted Robert Amira, our Executive Vice President 10,000 shares of common stock and 10,000 options to purchase shares of our common stock at an exercise price of $0.97 per share, We also granted Dermot Ryan 10,000 options to purchase shares of our common stock at $0.97 per share. Mr. Ryan is one of our employees, and was appointed as our Corporate Secretary in June 2005.

In June 2005, we granted Lloyd Schiller, our Vice President for Sales, 10,000 shares of our common stock along with options to purchase 10,000 shares of our common stock at $0.56 per share.

In July 2005, we granted Terry Gabby, our Treasurer and Chief Financial Officer, 10,000 options to purchase shares of our common stock at $0.41 per share. Mr. Hejmanowski, our director, was granted 150,000 shares of our common stock as a signing bonus in July 2005.


14. SUBSEQUENT EVENTS
    -----------------

In August 2005, we sold 400,000 shares of our Series A 12% Convertible Preferred Stock at $0.25 per share, or $100,000. These shares accrue annual dividends of 12% payable in cash or stock, at the board's discretion, and 6 months after the date of purchase, each shares is convertible by either the Company or the holder for two shares of the Company's common stock.


ITEM 2.  PLAN OF OPERATION
---------------------------

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

Critical Accounting Policies and Estimates. Our Management's Discussion and Analysis of Financial Condition and Results of Operations section discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in our Quarterly Report on Form 10-QSB for the period ended June 30, 2005

LitFunding Corp (formerly known as RP Entertainment, Inc.) was organized in the state of Nevada on July 11, 1996. We own all of the common stock of California LitFunding and LitFunding USA. and we are the holding company in this corporate relationship. We have limited assets, no payroll, and no operations. In contrast, our subsidiary, California LitFunding conducted substantially all operations during 2004 and owned substantially all of the operating assets, employed all personnel and paid the obligations of all the corporations.

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


Liquidity and Capital Resources.

As of June 30, 2005, we have cash of $28,076. We also had $72,250 in accounts receivable, $621,000 in contingent advances less reserve of $69,000, $52,991 in property and equipment and $748,000 in stock subscriptions receivable. We also had $31,881 in other assets, making our total assets equal to $806,198 as of June 30, 2005. Our current liabilities, not subject to compromise, as of June 30, 2005 were $2,316,511, which includes $613,158 represented by accounts payable, $280,385 in accrued liabilities, $688,500 represented by a note payable net of deferred debt discount in the amount of $11,500, $725,000 in participation obligations and $9,468 in interest payable. As of June 30, 2005, we also had $715,692 in liabilities subject to compromise, which included $515,692 represented by trade claims and $200,000 in debentures. Our total liabilities at June 30, 2005 were $3,032,203. We have no other long term commitments or contingencies. We are holding stock subscription receivable notes in the amount of $748,000 due on or before December 31, 2005. We do believe that these notes will be paid before the due date. We do not believe our cash is sufficient to pay our day to day expenses for the next twelve months.

For the three months ending June 30, 2005, we had a decrease in cash of $26,589. We also had an increase of $33,500 in accounts receivable. Contingent advances, less reserves of $73,500, decreased by $114,500. We had a decrease in property and equipment of $7,047 and an increase in stock subscriptions receivable of $215,000. We also had a decrease of $41,044 in other assets. Our total assets decreased by $81,680 for the three months ending June 30, 2005. Our current liabilities, not subject to compromise, for the three months ending June 30, 2005 increased by $279,472, which includes a increase of $139 represented by accounts payable, an increase of $39,306 in accrued liabilities, a $289,573 increase represented by a note payable net of deferred debt discount in the amount of $11,500 a decrease of $37,500 in participation obligations and a $12,046 decrease in interest payable. For the three months ended June 30, 2005, we also had a decrease of $266,869 in liabilities subject to compromise, which were represented by trade claims. The debentures amount of $200,000 remained unchanged. Our total liabilities increased $212,603 for the three months ending June 30, 2005. We have no other long term commitments or contingencies. We are holding stock subscription receivable notes in the amount of $748,000 due on or before December 31, 2005. We do believe that these notes will be paid before the due date.

Our principal capital requirements during the year 2005 are to fund the internal operations, continue to pay for the defense of the litigation described in Part II, Item 1, below, and fund the restart of the business subsequent to the confirmation of the reorganization plan. We plan to raise necessary funds by selling shares of our common stock or through the sale of interest bearing debentures to selected investors or a combination of these. We will also consider establishing relationships with selected business partners whose contributions could include necessary cash. As discussed below, we believe that we will generate sufficient cash flow to make payments on the bankruptcy liabilities in accordance with the Plan.

Initially, it is anticipated that the new funding will be obtained from private parties and investment groups, and that this funding will be in the form of loans. The financing party will be granted a first priority lien on all of the lawsuits that they advance money to. Once the obligations owed to the capital source are satisfied, we anticipate our subsidiary LitFunding USA will receive the balance of the fees earned. In addition to these sources of funds, we filed an SB-2 registration statement on December 30, 2004 registering 4,000,000 shares. The Securities Exchange Commission declared this registration statement effective in January 2005. 2,000,000 of these shares have been sold. On April 12, 2005, we filed a post-effective amendment to change the offering price on the remaining 2,000,000 shares to $1.25. We are currently addressing SEC comments to our post-effective amendment.

The industry in which we operate is extremely competitive and include major corporations with substantially greater resources than the Company, including but not limited to, financial, personnel and established relationships in the industry. Additionally, we face the challenge of having to reestablish our credibility and presence in the market place after defending ourselves in the bankruptcy litigation.

For the three and six months ended June 30, 2005
-------------------------------------------------

Results of Operations.

For the three months ending June 30, 2005 we had gross revenues of $137,500 and incurred a net loss of $957,201 as compared to gross revenues of $1,284,489 and a net loss of $1,003,444 for the same period in 2004. Revenues for the second quarter ending June 30, 2005 of $137,500 compared to the first quarter ending March 31,2005 of $10,375 reflect the beginning effects of our marketing strategy as we concentrate on restarting our business. We incurred an increase of our total liabilities over total assets of $294,283 for the three month period ending June 30, 2005 as compared to March 31,2005.

As shown in the accompanying financial statements, we had gross revenues of $147,875 and incurred a net loss of $1,802,957 for the six months ended June 30, 2005 as compared to gross revenues of $1,815,679 and a net loss of $2,919,762 for the same period in 2004. Because of the bankruptcy proceedings, we were forced to curtail our marketing activities and only after our plan of reorganization was confirmed in June 2004, were we able to concentrate on restarting our business. Our operating cycle is typically longer than one year. We anticipate lower revenue volumes in the near term as we begin our fund raising efforts and begin the booking of new advances to attorneys. The vast majority of the new advances will be considered "contingent" until such time as there is definitive resolution on the underlying cases. As a result, and in conformity with GAAP, we will not recognize fee income or revenue on these advances until resolution is definitive. Our total liabilities exceeded our total assets by $2,226,005 at June 30, 2005 compared to $18,005,758 at June 30, 2004. As of the six months ended June 30, 2005, if we made no further advances to attorneys, our management estimates that we can reasonably expect to collect approximately $1.250 million in fees and return of principal over the next 3-18 months from open cases. The estimate is based on historical performance and other factors affecting each case.

OPERATING ACTIVITIES: During the three months ended June 30, 2005, net cash used by operating activities increased by $354,688 compared to a net cash increase in operating activities of $21,673 during the same period in 2004.The increase in net cash used by operating activities resulted primarily because of the successful confirmation of the reorganization plan and the restart of the business in late 2004 which intensified in the first and second quarter of 2005.

In the second quarter ending June 30,2005 we funded approximately $253,000 in litigation advances. Demand for our product remains strong and because of our improved procedures, we continue to turn away more funding requests than those that we approve. We continue with our efficiency drive evidenced by the fact that our general and administrative expenses for the three months ended June 30, 2005 were $743,786 compared with $1,025,090 for the similar period in 2004. The general and administrative expenses were reduced during the six months ending June 30, 2005 by management's implementation of cost cutting measures. The general and administrative expenses for the three months ended June 30, 2005 does include approximately $12,674 related to the value of warrants and options issued as compensation during the first six months of 2005. Interest expense for the three month period ended June 30, 2005 was $134,136 compared to $(1,094,019) for the similar period in 2004. Interest expense for the three months ended June 30,2005 does include $117,073 related to debt discount recognized as a result of warrants issued that attached to debt.

During the six months ended June 30, 2005, net cash used by operating activities increased to $1,078,012 compared to net cash used in operating activities of $34,953 during the same period in 2004. In the first half of 2005 we funded approximately $600,000 in litigation advances. Demand for our product remains strong and because of our improved procedures, continue to turn away more funding requests than those that we approve. We continue with our efficiency drive evidenced by the fact that our general and administrative expenses for the six months ended June 30, 2005 were $1,530,539 compared with $1,996,868 for the similar period in 2004. The general and administrative expenses were reduced during the six months ending June 30, 2005 by management's implementation of cost cutting measures. The general and administrative expense for the six months ended June 30, 2005 does include approximately $197,965 related to the value of warrants and options issued during the first six months of 2005. Interest expense for the six month period ended June 30, 2005 was $221,202 compared to $2,033,357 for the similar period in 2004. Interest expense for the six months ended June 30, 2005 does include $185,890 related to debt discount recognized as a result of warrants issued that attached to debt. This difference clearly reflects our significant drop in debt load that resulted from the return of the pre-Petition for Bankruptcy portfolio of cases and attendant debt, that was transferred to the IEP creditors in December 2004. This is explained more fully in Part 11, item 1, below.

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

We have cash of approximately $28,000 as of June 30, 2005. In the opinion of management, available funds will not satisfy our working capital requirements for the next twelve months. Nevertheless, we believe our reorganization plan provides for sufficient revenue to sustain operations. Our forecast for the period for which our financial resources will be adequate to support our operations involves significant risks and uncertainties and actual results could fail as a result of a number of factors.

We will also need to raise funds to continue to implement our business plan. We plan to raise these funds through private parties and institutions or other equity offerings including interest bearing debentures. We may attempt to secure other loans from lending institutions or other sources. We will also consider establishing relationships with selected business partners whose contributions could include necessary cash. There is no guarantee that we will be able to raise additional funds through offerings or other sources. If we are unable to raise funds, our ability to continue with operations will be materially hindered.

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

Item 3. Controls and Procedures
--------------------------------

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


                          PART II -- OTHER INFORMATION

Item 1. Legal Proceedings.
---------------------------

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

Our primary liabilities are summarized in the following paragraphs:

I. Administrative and Priority Claims. The claims within this class total approximately $232,000 through June 30, 2005. Most of this amount represents the fees and costs payable to the Debtors general insolvency counsel, Winthrop Couchot, P.C. who accepted 200,000 shares of common stock from the company in April 2004 in part or full payment for the amount. The balance represents sums owed of approximately $9,300 in priority wages owed to two officers of the Debtors. These amounts are not subject to compromise and are included in accounts payable and accrued expenses in the accompanying balance sheet at June 30, 2005;

J. Gap Claims. During the period between the filing of the involuntary petition and the date on which LitFunding Nevada's stipulated to the entry of an order for relief, certain claims accrued. Substantially all of these claims accrued in favor of two law firms that were defending LitFunding Nevada against the involuntary filing. The Debtors reached an agreement with these claimants to pay $314,000 over twelve months. The remaining balance owed at June 30, 2005 is approximately $120,000 These amounts are subject to comprise and are included in trade and miscellaneous claims in the accompanying balance sheet at June 30, 2005;

K. Debenture Claims. In calendar years 2002 and 2003 California LitFunding issued debentures to seven individuals, creating approximately two hundred thousand dollars ($200,000) in debt obligations. Included is a $10,000 debenture payable to a related party. These claims are unsecured and they are undisputed.

L. Unsecured Claims Other Than Debenture Claims and IEP Claims. The Debtors have approximately $482,000 in allowed unsecured claims. These amounts are subject to comprise and are included in trade and miscellaneous claims in the accompanying balance sheet at June 30, 2005;

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

We intend to repay all obligations in full. Debenture Claims are impaired as that termed is used in the Bankruptcy Code because obligations will be paid out over a specified longer term. However, for accounting purposes, we do not believe any of the obligations are compromised at June 30, 2005, based on the expected amount of allowed claims.


Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
---------------------------------------------------------------------

(a) Unregistered Sales of Equity Securities.

In April 2005, we issued Andrew Green, one of our LLC investors, 25,000 shares of our common stock pursuant to the terms of a promissory note with Mr. Green, as payment of $12,500 in interest due him, valuing the shares at $0.50 per share. Mr. Green also exercised 125,000 of his warrants at $0.01 per share, or $1,250, in exchange for 125,000 shares of our common stock. The proceeds were used for working capital. These transactions were not registered under the Act in reliance on the exemption from registration in Section 4(2) of the Act, as transactions not involving any public offering. Mr. Green, who by virtue of his relationship with us, was familiar with our business and was able to assess the risks and merits of the investment.

In April 2005, we issued 80,000 shares in settlement of a disputed claim filed against us and against California LitFunding in April 2004. The amended claim was for $298,110, and while we believe the claim to be unfounded, to avoid further litigation, we reached a settlement with the claimant in February 2005 for $75,000, and which was approved by the bankruptcy court in March 2005. We issued 80,000 shares of our common stock to this claimant, in a transaction which we believe was exempt from registration pursuant to section 1145 of the bankruptcy code. In June 2005, 8,000 shares were issued pursuant to our stock split in November 2004, representative of the dividend owed the claimant by virtue of the 80,000 shares issued pursuant to the bankruptcy plan. The dividend shares were issued pursuant to an order of the bankruptcy court.

In June 2005, we issued Steven Rubenstein 49,500 shares pursuant to the bankruptcy reorganization in settlement of our debt to Mr. Rubenstein in the amount of $59,000. These shares were issued as exempt from registration in reliance on section 1145 of the bankruptcy code and pursuant to the plan of bankruptcy reorganization and the bankruptcy court's order. These shares were not subject to the dividend arrangement as were Ms. Lesavoy's shares. We did not receive any proceeds from the issuance of these shares because these shares were issued in lieu of repaying this creditor in cash.

In June 2005, we issued David Sokol a total of 13,592 shares and Kathleen Sauer a total of 6,796 shares pursuant to the bankruptcy reorganization in settlement of our debt to them, valuing the shares at $0.515 each. These shares were issued pursuant to the bankruptcy reorganization and bankruptcy court's order. This transaction was not registered under the Act in reliance on the exemption from registration in Section 4(2) of the Act, as a transaction not involving any public offering and issuable to debtors without any action required on their part. We did not receive any proceeds from the issuance of these shares because these shares were issued in lieu of repaying these creditors in cash.


In June 2005, we also granted Lloyd Schiller, our Vice President of Sales and one of our employees, 10,000 shares of our common stock. We also granted Azra Bailey, one of our employees, 15,000 shares of our common stock. These transactions were not registered under the Act in reliance on the exemption from registration in Section 4(2) of the Act, as transactions not involving any public offering. The securities were issued to our officers and employees, who by virtue of that relationship were familiar with our business and were able to assess the risks and merits of the investment.


In June 2005, we issued Andrew Green 25,000 shares of our common stock upon his exercise of warrants previously issued by us. This transaction was not registered under the Act in reliance on the exemption from registration in
Section 4(2) of the Act, as transactions not involving any public offering. The securities were issued to Mr. Green, who by virtue of his relationship with us, was familiar with our business and was able to assess the risks and merits of the investment.

In August 2005, we sold 400,000 shares of our Series A 12% Convertible Preferred Stock at $0.25 per share, or $100,000. These shares are unregistered. These shares are offered and sold in transactions which we believe satisfies the requirements of Regulation S.

(b) Use of Proceeds. During the six months ended June 30, 2005, we sold 2,000,000 shares of our common stock at $0.41 per share pursuant to our registration statement on Form SB-2 filed with the SEC on December 30, 2004. The class of securities registered was our Common Stock, par value $.001. Pursuant to Section 701(f) of Regulation S-K of the Exchange Act, we are providing the following information with respect to the use of proceeds from the Form SB-2 Registration Statement declared effective by the SEC on January 31, 2005, File No. 333-121802.

After the sale of 2,000,000 shares at $0.41 per share, we filed a post effective amendment to the Form SB-2 Registration Statement to amend the offering price to $1.25 per share for the remaining 2,000,000 shares so registered. The aggregate offering price of the $0.41 shares was $820,000. We received $229,550 in cash and $584,250 in promissory notes for those shares; however, on April 29, 2005, we cancelled the subscriptions for 125,000 of those shares, for which we had received $51,250 in promissory notes, since we did not receive proper documentation from those prospective purchasers. On April 29, 2005, we received $51,250 in cash for those 125,000 shares from another investor; in addition, we received $10,000 in June 2005 for the subscription noted above, therefore, to date, we have received a total $290,800 in cash and $748,000 in promissory notes for those 2,000,000 shares. On April 22, 2005, we received an additional subscription for 180,000 shares.

Of the $290,000 in cash we have raised, we have advanced approximately $25,000 in litigation funding, paid approximately $140,000 in salaries and employee benefits, $30,000 in rent and D&O insurance, approximately $67,000 in other general and administrative expenses. We have not yet used approximately $28,000. The only expenses incurred in the sale were professional fees of approximately $15,000. There was no underwriter expense or any direct or indirect payments to any officer, director or affiliate.

Item 3. Defaults Upon Senior Securities
---------------------------------------

There has not been a default on senior securities

Item 4.  Submission of Matters to Vote of Security Holders
------------------------------------------------------------

None.

Item 5.  Other Information
----------------------------

None.

Item 6.  Exhibits
-------------------

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


                                         LitFunding Corp.


August 23, 2005                     By:  /s/ Morton Reed
                                         --------------------------------------
                                         Morton Reed, President and
                                         Chief Executive Officer