Form 10QSB
period 2005-09-30
LITFUNDING CORP
filed 2005-11-22
CIK 1142488

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR

15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-49679

LITFUNDING CORP.

(Exact name of small business issuer as specified in its charter)

Nevada	93-1221399
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3700 Pecos McLeod, #100

Las Vegas, Nevada 89121

(Address of principal executive offices)

(702) 317-1610

(Issuer’s telephone number)

Copies of Communications to:

Stoecklein Law Group

402 West Broadway, Suite 400

San Diego, CA 92101

(619) 595-4882

Fax (619) 595-4883

Check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes      X         No ____

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ____ No     X

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes     X          No ______

The number of shares of Common Stock, $0.001 par value, outstanding on November 1, 2005, was 16,067,402 shares.

Transitional Small Business Disclosure Format (check one): Yes                 No     X

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements.

LITFUNDING CORP.

CONSOLIDATED BALANCE SHEET AT SEPTEMBER 30, 2005 (UNAUDITED)

ASSETS
Cash and cash equivalents	$89,947
Accounts receivable	14,895
Contingent advances less reserve for unsuccessful
resolutions of lawsuits of $115,700	1,041,300
Property and equipment, net of accumulated
depreciation of $86,488	45,886
Other assets	20,881
TOTAL ASSETS	$1,212,909

LIABILITIES AND STOCKHOLDERS' DEFICIT:
Liabilities not subject to compromise -
Accounts payable	$536,620
Accrued liabilities	312,635
Deferred revenue	97,917
Notes payable	222,500
Participation obligations	1,175,000
Interest payable	8,717
Total liabilities not subject to compromise	2,353,389

Liabilities subject to compromise-
Trade and other miscellaneous claims	476,100
Debentures	200,000
Total liabilities subject to compromise	676,100

Total liabilities	3,029,489

STOCKHOLDER'S DEFICIT:
Series A Convertible preferred Stock, par value $0.001,
2,000,000 shares authorized, 800,000 shares issued
and outstanding	800
Common stock,$0.001 par value, 50,000,000 shares
authorized, 16,067,402 issued and outstanding	16,067
Additional paid-in capital, preferred stock	199,200
Additional paid-in capital, common stock	7,723,089
Common stock subscribed	(498,000)
Accumulated deficit	(9,257,736)
Total stockholders' deficit	(1,816,580)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,212,909

The accompanying notes are an integral part of these unaudited consolidated financial statements.

LITFUNDING CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2005 AND 2004 (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
NET REVENUE	$ 74,670	$ 283,805	$ 222,545	$ 2,099,484

OPERATING EXPENSES:
Selling	45,542	28,301	95,850	28,301
Reserve for unsuccessful resolution of lawsuits	46,700	194,606	73,950	840,689
General and administrative expenses	696,822	122,320	2,227,361	2,119,188
Total expenses	789,064	345,227	2,397,161	2,988,178

LOSS FROM OPERATIONS	(714,394)	(61,422)	(2,174,616)	(888,694)

OTHER INCOME AND (EXPENSES)
Interest (expense), net of interest income	(14,944)	(1,319,471)	(52,444)	(3,352,828)
Other	(55,522)	17,188	(177,055)	98,055
Amortization Debt Discount	(444,643)	-	(628,345)	-

Total other income (expense)	(515,109)	(1,302,283)	(857,844)	(3,254,773)

(LOSS) BEFORE REORGANIZATION ITEMS,	(1,229,503)	(1,363,705)	(3,032,460)	(4,143,467)

REORGANIZATION ITEMS:
Legal fees	-	-	-	(140,000)

(LOSS) INCOME BEFORE INCOME TAXES	(1,229,503)	(1,363,705)	(3,032,460)	(4,283,467)

INCOME TAX (BENEFIT) PROVISION	-	-	-	-

NET INCOME (LOSS)	$(1,229,503)	$(1,363,705)	$(3,032,460)	$(4,283,467)

BASIC EARNINGS (LOSS) PER SHARE:	$ (0.08)	$ (0.14)	$ (0.22)	$ (0.45)

DILUTED EARNINGS (LOSS) PER SHARE:	$ (0.08)	$ (0.14)	$ (0.22)	$ (0.45)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:

Basic	15,066,359	9,681,491	13,962,400	9,501,722

Diluted	15,066,359	9,681,491	13,962,400	9,501,722

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2005 AND 2004

CASH FLOWS FROM OPERATING ACTIVITIES:	2005	2004
Net income (loss)	$(3,032,460)	$(4,283,467)
Depreciation and amortization	21,983	20,128
Reserve for unsuccessful resolution of lawsuits	73,950	387,527
Value of warrants and common stock issued for services	826,174	80,320
Common stock issued in settlements	49,794	-
Loss on disposal of assets	-	6,155
Gain on debt forgiveness	-	(20,734)
Gain on participation obligation	(15,000)	-
Gain on discount of pre-petition debt	-	(74,258)
Debt discount amortization	603,558	-
Changes in assets and liabilities:
Trade and other accounts receivable	97,605	(1,081,809)
Other assets	24,353	9,856
Contingent advances	(739,500)	1,132,050
Accounts payable and accrued expenses	296,049	12,716
Trade and other claims subject to compromise	(127,703)	539,772
Interest payable	58,388	3,334,643
Deferred revenue	97,917	-
Net cash (used in) operating activities	(1,764,892)	62,899

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(3,733)	(2,547)
Net cash (used in) investing activities	(3,733)	(2,547)

CASH FLOWS FROM FINANCING ACTIVITIES:
Sale of common stock and exercised warrants	392,050	-
Sale of preferred stock	200,000	-
Proceeds from notes payable	222,500	25,000
Proceeds from investor obligations	702,500	175,000
Principal repayments on capital lease obligations	-	(4,514)
Net cash provided by financing activities	1,517,050	(195,486)

INCREASE (DECREASE) IN CASH	(251,575)	255,838
CASH, BEGINNING OF PERIOD	341,522	51,676

CASH, END OF PERIOD	$89,947	$307,514

Interest paid	$13,275	$8,975

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
AND FINANCING ACTIVITIES:
Imputed value of warrants issued related to debt	$554,956	$-
Common stock subscribed	$533,000	$-
Note payable issued for relief of debt & interest payable	$-	$26,275,709
Accrued interest added to bankruptcy liabilities	$-	$1,751,713
Conversion of note payable and accrued interest to common stock	$553,250	$-
Exercise of options in exchange for accrued salary	$45,000	$-
Common stock issued for relief of liabilities	$197,401	$80,320

The accompanying notes are an integral part of these unaudited consolidated financial statements.

LitFunding Corp

Notes To Unaudited Consolidated Financial Statements

For the Nine Month Periods Ended September 30, 2005 and 2004

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

As discussed in Note 3, the Company has entered into a Chapter 11 Plan of Reorganization under the United States Bankruptcy Code. Liabilities exceed assets by $1,816,580 at September 30, 2005. The Company's net loss for the nine month period ended September 30, 2005 is $3,032,460. The ability of the Company to continue as a going concern remains dependent upon successful operation under the bankruptcy plan, obtaining additional capital and financing, and generating positive cash flow from operations. The Company intends to seek additional capital either through debt or equity offerings and believes that increased volume and reduction in its lead time to finance and collect on funded cases will ultimately lead to profitability and positive cash flows. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash includes all short-term highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less. At times cash deposits may exceed government insured limits. At September 30, 2005 there were no cash deposits that exceeded those insured limits.

Principles of consolidation: The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, California LitFunding, LitFunding USA and its wholly owned LLC's and a dormant company, E. Evolution Expeditions whose name was changed to Silver Dollar Productions on January 21, 2005. All significant intercompany accounts and transactions are eliminated.

Property and equipment is stated at cost less accumulated depreciation. Depreciation is recorded on a straight-line basis over a period of the shorter of the related applicable lease term or the estimated useful lives of the assets ranging from 3 to 5 years. Depreciation expense for the nine month periods ended September 30, 2005 and 2004 was $21,984 and $20,128, respectively.

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

Financial Instruments - Financial instruments consist primarily of cash, accounts receivable, contingent advances, and obligations under accounts payable, accrued expenses, debentures, notes payable and investor participation obligations. The carrying amounts of cash, accounts receivable, accounts payable and accrued expenses approximate fair value because of the short maturity of those instruments. The carrying value of the Company's contingent advances approximate fair value because the Company provides allowances for any estimated uncollectible amounts. The carrying value of debentures and notes payable approximate fair value because they contain market value interest rates and have specified repayment terms. The participation obligations at September 30, 2005 are carried at the expected repayment amounts as determined by the individual notes. The Company has applied certain assumptions in estimating these fair values. The use of different assumptions or methodologies may have a material effect on the estimates of fair values.

Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates made in connection with the preparation of the accompanying financial statements include the carrying value of accounts receivable and contingent advances.

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

The Company adopted the 2004 Stock Option Plan on August 6, 2004, and 1,495,600 options were granted under the plan to key employees since that date and through September 30, 2005. Prior to adopting the plan, 757,500 options had been granted to key employees of which 207,500 had not expired and were still outstanding at September 30, 2005. As of September 30, 2005 there are 1,703,100 optionsthat have not expired and are still outstanding. The 2004 Stock Option Plan provides for the total number of shares of common stock of the Company which may be purchased pursuant to the exercise of options to not exceed, in the aggregate, 30% of the then issued and outstanding common stock of the Company. The Compensation Committee of the Board of Directors may grant options only to directors, officers, other salaried key employees of the Company and other qualified individuals or entities, including, but not limited to, independent contractors and consultants of the Company.

The Company has issued stock options from time to time to executives, key employees and members of the Board of Directors. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," and continues to account for stock based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". Accordingly, no compensation cost has been recognized for the stock options granted to employees other than for those which were granted at lower than market. Had compensation cost for the Company's stock options been determined based on the fair value at the grant date for awards in the nine month periods ended September 30, 2005 and 2004, consistent with the provisions of SFAS No. 123, the Company's net income (loss) per share would have been increased to the pro forma amounts indicated below.

	Sep 30, 2005	Sep 30, 2004

Net income (loss) - as reported	$ (3,032,460)	$ (4,283,467)
Add:
Stock based compensation included in Determination of net loss	753,174	-0-

Deduct:
Stock based compensation determined under under fair value based method for all awards, net of related tax effects	(1,854,162)	-0-

Net income (loss) – pro forma	$ (4,133,448)	$ (4,283,467)

Income (loss) per share – as reported	$ (0.22)	$ (0.45)

Income (loss) per share – pro forma	$ (0.29)	$ (0.45)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The minimum value method was used because the Company's stock did not trade for the period ended June 30, 2004. The following assumptions were used in imputing value for options granted in nine months ended September 30, 2005:

	2005	2004

Dividend yield	None	None
Volatility	332%	N/A
Risk free interest rate	4.00%	3.00%
Expected asset life	5 years	3 years

The summary of activity for the Company's stock options/warrants is presented below:

	9 months ended
	September 30, 2005
		Weighted Average Exercise Price

Options/warrants outstanding at beginning of Period	3,592,500	$0.30
Granted	3,323,250	$0.49
Exercised	(1,080,000)	$0.05
Terminated/Expired
Options/warrants outstanding at end of period	5,835,750	$0.42
Options/warrants exercisable at end of period	5,835,750	$0.42
Options/warrants available for grant at end of period	3,324,621

Price per share of options outstanding	$0.01-$7.00

Weighted average remaining contractual lives	3.08 years

Weighted average fair value of options granted during the period	$0.49

During the nine months ended September 30, 2005, included in the table discussed above, the Company issued 1,660,000 warrants of which 530,000 were exercised in during the year 2005. The warrants were issued to both non-employees for services and to Directors of the Company. The warrants issued to Directors of the Company were part of the compensation package promised to Directors in August 2004 and are priced accordingly. During the period ended September 30, 2005, the company recognized an expense of $202,265 related to the issuance of warrants and options to directors, officers, and employees. These options and warrants had intrinsic value of approximately $0.33 per share at the grant date. During the same period we granted 530,000 options from the Stock Option Plan to officers and employees.

Additionally, options and warrants were granted to non-employee consultants. The total amount expensed relative to these grants was $209,610 and $334,610 during the three and nine month periods ended September 30, 2005 respectively.

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

In December 2004 the FASB issued a revised Statement 123 (SFAS 123R), "Accounting for Stock-Based Compensation" requiring public entities to measure the cost of employee services received in exchange for an award of equity instruments based on grant date fair value. The cost will be recognized over the period during which an employee is required to provide service in exchange for the award -- usually the vesting period. The amended effective date for this statement is Janaury 1, 2006. The Company is evaluating the impact of this new pronouncement and has not yet estimated the effect of implementation on the Company's financial statements.

On July 20 2005, the Board of Directors authorized the company to amend its Articles of Incorporation to allow the issuance of up to 10,000,000 shares of preferred stock, par value $0.001 per share. Further, the Board authorized the initial issuance of up to 2,000,000 shares of Series A 12% convertible preferred stock. The Series A provides for a conversion rate 2 shares of common for 1 share of preferred, and such conversion rights shall commence six months from the date of purchase. As of September 30, 2005, the company had sold 800,000 shares at $0.25 per share to two individual investors. The cumulative, undeclared dividend on the preferred shares as of September 30, 2005 is approximately $1,000, or less than $0.01 per share. The Series A preferred stock has no voting rights, and ranks prior to the Company’s common stock and any other series of preferred stock with respect to the payment of dividends and upon liquidation.

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

The Company's primary liabilities are summarized in the following paragraphs:

A. Administrative and Priority Claims. The claims within this class total approximately $287,000 through September 30, 2005. Most of this amount represents the fees and costs payable to the Debtors general insolvency counsel, Winthrop Couchot, P.C. who accepted 200,000 shares of common stock from the company in April 2005 and an additional 100,000 shares in 2005 in part or full payment for the amount. The balance represents sums owed of approximately $9,300 in priority wages owed to two officers of the Debtors. These amounts are not subject to compromise and are included in accounts payable and accrued expenses in the accompanying balance sheet at December 31, 2004;

B. Gap Claims. During the period between the filing of the involuntary petition and the date on which LitFunding Nevada's stipulated to the entry of an order for relief, certain claims accrued. Substantially all of these claims accrued in favor of two law firms that were defending LitFunding Nevada against the involuntary filing. The Debtors reached an agreement with these claimants to pay $314,000 over twelve months. The remaining balance owed at September 30, 2005 is approximately $64,000. These amounts are subject to compromise and are included in trade and miscellaneous claims in the accompanying balance sheet at December 31, 2004;

C. Debenture Claims. In calendar years 2002 and 2003 California LitFunding issued debentures to seven individuals, creating approximately two hundred thousand dollars ($200,000) in debt obligations. Included is a $10,000 debenture payable to a related party. These claims are unsecured and they are undisputed.

D. Unsecured Claims Other Than Debenture Claims and IEP Claims. The Debtors have approximately $412,000 in allowed unsecured claims. These amounts are subject to compromise and are included in trade and miscellaneous claims in the accompanying balance sheet at September 30, 2005;

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

The remaining bankruptcy liabilities at September 30, 2005 are summarized as follows:

Gap Claims	$ 64,000
Unsecured Creditors and Other	412,100
Subtotal	476,100
Debentures	200,000
$ 676,100

The Company intends to repay all obligations in full. Debenture Claims are impaired as that termed is used in the Bankruptcy Code because obligations will be paid out over a specified longer term. However, for accounting purposes, the Company does not believe any of the obligations are compromised at September 30, 2005, based on the expected amount of allowed claims.

4. ACCOUNTS RECEIVABLE AND CONTINGENT ADVANCES

Accounts receivable represents unpaid amounts due for the return on contingent advances and fees earned on cases in which there have been positive resolutions. At September 30, 2005, accounts receivable consisted of three advances totaling $11,500 in earned fees. The accounts receivable amount of $11,500 reflects the net fee income due to the company as of September 30, 2005, as well as miscellaneous receivables in the amount of $3,395.

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

Management estimates the net realizable value of contingent advances by periodically reviewing the progress of the cases with the attorneys trying them and past experience with similar cases. Management believes that the Company has historically achieved a success rate of approximately 85% on cases that it has funded. Post reorganization procedures and policies have been implemented and management believes that it will achieve a success rate of no less than 90% on new fundings. Management monitors all cases and provides an allowance if it believes that any advances have been impaired. At September 30, 2005, there were contingent advances outstanding of $1,157,000 and a corresponding impairment allowance of $115,700.

The Company has sold 1,300,000 shares of its common stock to certain unrelated qualified investors in exchange for $533,000 of stock subscriptions. These subscriptions are due on or before December 31, 2005. The Company has a reasonable expectation that these notes will be paid before the year end. As of September 30, 2005 $35,000 had been paid leaving a balance of $498,000.

5. PARTICIPATION OBLIGATIONS

Prior to the filing of the involuntary petition on April 2, 2003, the Company raised capital to enable it to engage in the practice of funding the contingent advances by entering into so called IEP agreements. These are considered to be investment/equity participation agreements the nature of which has been redefined and fixed as part of plan of reorganization and the totality of all claims held by the IEP petitioning creditors has been incorporated into the non-recourse Plan Note. The non-recourse Plan Note had an opening balance of $26,111,763 as of May 1, 2004 and as of May 1, 2004 included an approximate $2,000,000 from the cancelled sale of stock and a predetermined retroactive return. As discussed in note 3 above, the Contract Pool was transferred on December 16, 2004, to the Contract Manager designated by the IEP Claimants. Accordingly, this non-recourse plan note was removed from the balance sheet at December 31, 2004, to reflect the economic reality of that transaction. As of September 30, 2005, the Company had participation obligations of $1,175,000.

6. DEBENTURES

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

The registered holders of the debentures have the right, after one year prior to maturity, to convert the principal at the original conversion price of $10 for one Common share or at the adjusted conversion price. If and whenever on or after the date of this debenture, the Company issues or sells any share of common stock for a consideration per share less than the initial conversion rate, then upon such issue or sale, the initial conversion rate shall be reduced to the lowest net price per share at which such share of common stock have been issued. The debentures are subordinated to all the senior indebtedness, including debts under equity participation agreements.

7. DEBT

Notes payable at September 30, 2005 is comprised of the following:

Note payable to entity, original balance of $200,000, interest at 12% per annum. Principal and interest due September 13, 2005. The Note is unsecured. During October 2005, the note holder agreed to receive common stock in lieu of repayment.	$200,000

Notes payable with no specified due dates. Face amount of $22,500, interest at 10% per annum, the note is unsecured.	22,500
Total	$222,500

8. STOCKHOLDERS' DEFICIT

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

During the nine months ended September 30, 2005, the Company allowed one of its officers to exercise the right to purchase 450,000 shares of common stock in exchange for a corresponding offset to the officer's deferred salary of $45,000. The value of these shares was determined by the quoted trading price of the Company's common stock. In addition, in September 2005 the former CFO of the company exercised options to purchase 100,000 shares of common stock for $1,000.

In the nine months ended September 30, 2005, certain consultants and debtors exercised their right to convert 520,000 warrants into common stock. The company has recognized an expense amounting to $404,038 related to those warrants issued and of which $320,538 was recognized in the current nine month period as amortization of debt expense.

In the year ended December 31, 2004, the Company declared and issued an 11 for 10 stock dividend. As a result 1,042,501 shares were issued. The trading value of the shares on the declaration date of November 1, 2004, was $0.70. The aggregate value of the new shares issued of $729,751 was reclassified from the accumulated deficit to additional paid-in capital.

9. COMMITMENTS AND CONTINGENCIES

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

11. NET INCOME (LOSS) PER SHARE

Net income per share is calculated using the weighted average number of shares of common stock outstanding during the year. Options/Warrants to purchase 5,835,750 common shares were not considered in the calculation for diluted earnings per share for the nine months ended September 30, 2005 and September 30, 2004. In accordance with SFAS No. 128, the control number used in determining the dilutive effect of warrants and options is based on operating income, not income after extraordinary item. Because the Company experienced a net operating loss as of September 30, 2005, the effect of their inclusion based would be anti-dilutive and hence, were not included.

The following summarizes the loss per share calculation for the nine month periods ended September 30, 2005 and 2004.

	Income (Loss)	2005 Shares	Per Share	Income (Loss)	2004 Shares	Per Share

Net income (loss) before extraordinary item	$(3,032,460)			$(4,283,467)
Extraordinary item	-0-			-0-

Total	$(3,032,460)			$(4,283,467)

Preferred dividends	(1,000)			-0-

Income (loss) available to common Stockholders	$(3,033,460)			$(4,283,467)

Basic Earnings (Loss) Per Share:
Loss available to common stockholders	$(3,033,460)	13,962,400	$(0.22)	$(4,283,467)	9,501,722	$(0.45)

Total	$(3,033,460)	13,962,400	$(0.22)	$(4,283,467)	9,501,722	$(0.45)

Effect of dilutive securities	$(3,033,460)	13,962,400	$(0.22)	N/A		N/A

12. CONCENTRATION OF CREDIT RISK

The Company maintains cash balances at banks in California and Nevada. The Federal Deposit Insurance Corporation up to $100,000 insures accounts.

Financial instruments that potentially subject the Company to concentrations of credit risk are primarily contingent advances and trade accounts receivable. All of the trade accounts receivable at September 30, 2005 are due from three customers.

The Company's contingent advances are generally due from clients when the litigating case in question is settled favorably. Substantially all cases are being tried by lawyers in the state of California. Monies invested by the Company plus fees become part of the Companies accounts receivable and are due at that time less any settlement discount. The contingent advances balance at September 30, 2005 is comprised of many advances to Attorneys. However, three attorneys represent approximately 60% of the total balance at September 30, 2005. No other single note or debtor comprises greater than 10% of the total balance at September 30, 2005.

13. RELATED PARTY TRANSACTIONS

During the year ended December 31, 2004, the Company entered into an agreement with a non-independent Board member to lease office space on a month-to-month basis. Rent expense recognized for the three months ended March 31, 2005 related to this agreement was $13,957. This lease was terminated in March 2005. In addition, this same Board member has a $10,000 debenture with the Company as described in Note 6. The Company has recognized $700 in interest expense related to this note through September 30, 2005.

In March 2005, we granted Robert Amira, our Executive Vice President, 10,000 shares of common stock and 10,000 options to purchase shares of our common stock at an exercise price of $0.97 per share, We also granted Dermot Ryan 10,000 options to purchase shares of our common stock at $0.97 per share. Mr. Ryan is one of our employees, and was appointed as our Corporate Secretary in June 2005.

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

In August 2005, we granted Dermot Ryan additional options to purchase 10,000 shares at $0.41 per share. In September 2005, the company granted options to Morton Reed to purchase 500,000 shares at $0.99 per share, and granted options to Stanley Weiner to purchase 300,000 shares at $0.99 per share.

14. SUBSEQUENT EVENTS

On November 9, 2005 the company completed a short term note payable for $10,000. The note is a one month obligation bearing interest to accrue at the rate of 12% per annum.

FORWARD-LOOKING STATEMENTS

This document contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including, but not limited to, any projections of earnings, revenue or other financial items; any statements of the plans, strategies and objections of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; any statements or belief; and any statements of assumptions underlying any of the foregoing.

Forward-looking statements may include the words “may,” “could,” “estimate,” “intend,” “continue,” “believe,” “expect” or “anticipate” or other similar words. These forward-looking statements present our estimates and assumptions only as of the date of this report. Except for our ongoing securities laws, we do not intend, and undertake no obligation, to update any forward-looking statement.

The assumptions used for purposes of the forward-looking statements specified in the following information represent estimates of future events and are subject to uncertainty as to the possible changes in economic, legislative, industry, and other circumstances. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives require the exercise of judgement. To the extent that the assumed events do not occur, the outcome may vary substantially on the achievability of those forward-looking statements. We cannot guaranty that any of the assumptions relating to the forward-looking statements specified in the following information are accurate, and we assume no obligation to update any such forward-looking statements.

For a detailed description of these and other factors that could cause actual results to differ materially from those expressed in any forward-looking statement, please see “Factors That May Affect Our Results of Operation” in this document and “Factors that May Affect Future Results” in our Annual Report on Form 10-KSB for the year ended December 31, 2004.

Item 2. Management’s discussion and analysis or plan of operation.

OVERVIEW AND OUTLOOK

We are in the business of investing in litigation recoveries. Business is conducted through our subsidiary, LitFunding USA and its wholly owned limited liability companies. LitFunding USA resumed the business of California LitFunding (our subsidiary who has been in the business since 2000) subsequent to June 17, 2004, after the United States Bankruptcy Court entered an order confirming us and California LitFunding joint plans of reorganization. We raise and advance capital to various law firms pursuant to “Settlement Agreements”. These Settlement Agreements provide that the funds advanced shall be repaid to us, plus a fee, when the lawsuits referenced in the agreement ultimately settle. The amount of the fee payable on the funds advanced depends upon the length of the time the funds are outstanding, up to a fixed limit. Pursuant to the terms of the Settlement Agreements, the Companies’ contractual right to payment is limited to the funds ultimately paid to the law firm from the specified lawsuit, or lawsuits, in which the funds are invested or expended.

In July of 2005, we executed a non-binding letter of intent with Alain J. Dubic to join us as Legal Counsel and Vice President of Canadian operations headquartered in Ottawa, the Nations Capital. We anticipate that this wholly owned entity will strengthen our strategic business position in North America. Initially, we anticipate that the new subsidiary will service plaintiffs’ attorneys throughout Canada from our Ottawa location with possible branch offices being established in other large metropolitan areas throughout the country. Under the terms of the agreement, the new company would receive fees for originating, servicing and managing advances made to plaintiff’s attorneys in Canada.

Between July 22, 2005 and August 23, 2005, we placed $435,000 in funding to law firms, which has generated $87,500 in potential fees. This increased, overall, potential earnings for the period by $522,500, meaning that if the cases underlying these advances are resolved favorably in the future, we would be in a position to collect these funds, though there is no guarantee of such an outcome.

In August of 2005, we entered into a letter of intent to acquire Chatham Street Financial Services, Inc., located in Westlake Village, California, whereas Chatman would join our portfolio of services as a wholly-owned subsidiary engaged in real estate financing. We have not executed a definitive agreement and the closing of the proposed acquisition is contingent on several conditions, including, but not limited to, the completion of due diligence. There is no guarantee that the proposed acquisition will close or otherwise be consummated or that all the conditions to closing will be satisfied. Upon completion of definitive agreement we will file a Form 8-K.

On September 17, 2005, we executed a letter of intent to acquire Cashwize, Inc., whereas Cashwize would operate as our wholly owned subsidiary and will develop a deferred deposit, consumer loan business that will specialize in providing short-term, cash advance loans or “payday loans” as they are commonly called. Cashwize has developed an economical Internet based marketing system that allows applications to be submitted via the Internet, providing low cost marketing to potentially millions of customers while obviating the high cost of traditional ‘bricks and mortar’ retail locations. The letter of intent was filed as an exhibit to Form 8-K filed on September 19, 2005. We are working together with Cashwize to perform the necessary due diligence that will allow both parties to sign a definitive agreement, which would provide the specific details regarding the terms and conditions of the merger. Upon completion of definitive agreement we will file a Form 8-K.

In the third quarter of 2005 we converted $512,000 in debt and accrued interest due and payable to Green Mortgage. Green Mortgage agreed to convert 100% of its debt into 600,000 shares of our common stock.

Results of Operations

For the three and nine months ended September 30, 2005.

For the three months ending September 30, 2005 we had gross revenues of $74,670 and incurred a net loss of $1,229,503 as compared to gross revenues of $283,805 and a net loss of $1,363,705 for the same period in 2004. Revenues for the third quarter ending September 30, 2005 of $74,670 compared to the second quarter ending June 30, 2005 of $137,500 and first quarter ending March 31, 2005 of $10,375 reflect the effects of our marketing strategy as we concentrate on restarting our business. We incurred a decrease of our total liabilities over total assets of $409,425 for the three month period ending September 30, 2005 as compared to June 30, 2005.

As shown in the accompanying financial statements, we had gross revenues of $222,545 and incurred a net loss of $3,032,460 for the nine months ended September 30, 2005 as compared to gross revenues of $2,099,484 and a net loss of $4,283,467 for the same period in 2004. Because of the bankruptcy proceedings, we were forced to curtail our marketing activities and only after our plan of reorganization was confirmed in June 2004, were we able to concentrate on restarting our business. Our operating cycle is typically longer than one year. We anticipate lower revenue volumes in the near term as we begin our fund raising efforts and begin the booking of new advances to attorneys. The vast majority of the new advances will be considered “contingent” until such time as there is definitive resolution on the underlying cases. As a result, and in conformity with GAAP, we will not recognize fee income or revenue on these advances until resolution is definitive. Our total liabilities exceeded our total assets by $1,816,580 at September 30, 2005 compared to $19,289,143 at September 30, 2004. As of the nine months ended September 30, 2005, if we made no further advances to attorneys, our management estimates that we can reasonably expect to collect approximately $1,250,000 in fees and return of principal over the next 3-18 months from open cases. The estimate is based on historical performance and other factors affecting each case.

OPERATING ACTIVITIES: During the three months ended September 30, 2005, net cash used by operating activities increased by $784,712 compared to a net cash increase in operating activities of $97,852 during the same period in 2004. The increase in net cash used by operating activities resulted primarily because of the successful confirmation of the reorganization plan and the restart of the business in late 2004 which intensified in the first, second and third quarter of 2005.

In the third quarter ending September 30, 2005 we funded approximately $427,000 in litigation advances. Demand for our services remains strong and because of our improved procedures, continue to turn away more funding requests than those that we approve. We continue with our efficiency drive evidenced by the fact that our general and administrative expenses for the three months ended September 30, 2005 were $696,822 compared with $743,786 for the period ending June 30, 2005. The general and administrative expense for the three months ended September 30, 2005 does include approximately $181,400 related to the value of warrants and options issued during the first nine months of 2005. Interest expense for the three month period ended September 30, 2005 was $14,944 compared to $1,319,471 for the similar period in 2004. Interest expense for the three months ended September 30, 2005 does not include $444,643 related to debt discount recognized as a result of warrants issued that attached to debt.

During the nine months ended September 30, 2005, net cash used by operating activities increased to $1,764,892, compared to net cash used in operating activities of $62,899 during the same period in 2004. In the nine months of 2005 we funded approximately $1,027,000 in litigation advances. Demand for our services remains strong and because of our improved procedures, continue to turn away more funding requests than those that we approve. Our general and administrative expenses for the nine months ended September 30, 2005 were $2,227,361 compared with $2,119,188 for the similar period in 2004. The general and administrative expense for the nine months ended September 30, 2005 does include approximately $481,414 related to the value of warrants and options issued during the first nine months of 2005. Interest expense for the nine month period ended September 30, 2005 was $52,444 compared to $3,352,808 for the similar period in 2004. Interest expense for the nine months ended September 30, 2005 does not include $628,345 related to debt discount recognized as a result of warrants issued that attached to debt. This difference clearly reflects our significant drop in debt load that resulted from the return of the pre-Petition for Bankruptcy portfolio of cases and attendant debt that was transferred to the IEP creditors in December 2004. This is explained more fully in Part II, Item 1, below.

Plan of Operation

During the next twelve months we plan to effectuate our business plan and have restarted the marketing of our products and increased our product offerings. Demand for financing continues to remain strong and we have a backlog of requests for advances that we look forward to begin satisfying as soon as we have secured new capital or financing. Effective October 8, 2004 we moved operations to the State of Nevada to take advantage of the prevailing tax structure, business climate and commercial lending laws in that state. Additionally, we still intend to start marketing of a new full recourse loan product in 2005. We believe that full recourse loans, which we anticipate will eventually become approximately 10% of our core business, will limit our exposure to losses, allow for earlier recognition of revenue and at the same time answer the demand in the legal community for more traditional borrowing facilities that carry a lower interest rate compared to the fees we currently charge for our non recourse advance product. We intend to expand our geographic market penetration and will explore opportunities to acquire assets or other companies in this industry.

We have cash of approximately $89,947 as of September 30, 2005. In the opinion of management, available funds will not satisfy our working capital requirements for the next twelve months. Nevertheless, our reorganization plan does provide for sufficient revenue to sustain operations.

We will also need to raise funds to continue to implement our business plan. We plan to raise these funds through private and institution or other equity offerings including interest bearing debentures. We may attempt to secure other loans from lending institutions or other sources. We will also consider establishing relationships with selected business partners whose contributions include necessary cash. There is no guarantee that we will be able to raise additional funds through offerings or other sources. If we are unable to raise funds, our ability to continue with operations will be materially hindered.

Liquidity and Capital Resources

Liquidity is a measure of a company’s ability to meet potential cash requirements. We have historically met our capital requirements through the issuance of stock and by borrowings. In the future we believe we will be able to provide the necessary liquidity we need by the revenues generated from our operations.

For the three months ending September 30, 2005, we had an increase in cash of $61,871. We also had a decrease of $57,355 in accounts receivable. Contingent advances less reserves of $115,700 increased by $420,300. We had a decrease in property and equipment of $7,105. We also had a decrease of $11,000 in other assets, our total assets increased by $406,711 for the three months ending September 30, 2005. Our current liabilities not subject to compromise for the three months ending September 30, 2005 increased by $36,878, which includes a decrease of $76,538 represented by accounts payable, an increase of $32,250 in accrued liabilities, $97,917 in Deferred Revenue, $466,000 decrease represented by a note payable, a increase of $450,000 in participation obligations and $751 decrease in interest payable. For the three months ended September 30, 2005, we also had a decrease of $39,592 in liabilities subject to compromise, which were represented by trade claims and the debentures amount of $200,000 remained unchanged. Our total liabilities decreased $2,714 for the three months ending September 30, 2005. We have no other long term commitments or contingencies. We are holding stock subscription receivable notes in the amount of $498,000 due on or before December 31, 2005. We do believe that these notes will be paid before the due date.

On November 9, 2005, we entered into a Promissory Note with Imperial Capital Holdings, LLC. for the principal amount of $10,000. Pursuant to the note we promised to pay to the order of Imperial Capital Holdings the sum of $10,000 together with accrued interest thereon at 12% per annum on any unpaid balance and a one-time processing fee of $500, all due and payable on the maturity date of December 9, 2005.

Satisfaction of our cash obligations for the next 12 months.

A critical component of our operating plan impacting our continued existence is the ability to obtain additional capital through additional equity and/or debt financing. We do not anticipate enough positive internal operating cash flow until such time as we can generate substantial revenues, which may take the next few years to fully realize. In the event we cannot obtain the necessary capital to pursue our strategic plan, we may have to cease or significantly curtail our operations. This would materially impact our ability to continue operations.

As of September 30, 2005, we have cash of $89,947. We also had $14,895 in accounts receivable, $1,041,300 in contingent advances less reserve of $115,700, $45,886 in property and equipment and $498,000 in stock subscriptions receivable. We also had $20,881 in other assets, making our total assets equal to $1,212,909 on September 30, 2005. Our current liabilities not subject to compromise at September 30, 2005 were $2,353,389 which includes $536,620 represented by accounts payable, $312,635 in accrued liabilities, Deferred Revenue of $97,917, $222,500 represented by a note payable, $1,175,000 in participation obligations and $8,717 in interest payable. As of September 30, 2005, we also had $676,100 in liabilities subject to compromise, which included $476,100 represented by trade claims and $200,000 in debentures. Our total liabilities at September 30, 2005 were $3,029,489. We have no other long term commitments or contingencies. We are holding stock subscription receivable notes in the amount of $498,000 due on or before December 31, 2005. We do believe that these notes will be paid before the due date. We do not believe our cash is sufficient to pay its day to day expenses for the next twelve months.

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

We anticipate incurring operating losses over the next twelve months. Our lack of operating history makes predictions of future operating results difficult to ascertain. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies in new and rapidly evolving technology markets. Such risks include, but are not limited to, an evolving and unpredictable business model and the management of growth. To address these risks we must, among other things, implement and successfully execute our business and marketing strategy, continue to develop and upgrade technology and products, respond to competitive developments, and continue to attract, retain and motivate qualified personnel. There can be no assurance that we will be successful in addressing such risks, and the failure to do so can have a material adverse effect on our business prospects, financial condition and results of operations.

Summary of product and research and development that we will perform for the term of our plan.

We do not anticipate performing any significant product research and development under our current business plan.

Expected Purchase or sale of plant and significant equipment.

We do not anticipate that we will purchase or sell any significant equipment but we did enter into a medium-term lease in Las Vegas, Nevada. In the event that we generate significant revenues and expand our operations, then we may need to purchase or lease additional equipment.

Significant changes in the number of employees.

We currently employ 8 full time employees. Because of the legal proceedings previously discussed in prior filings, we experienced a deleterious and damaging loss of key personnel that will have to be replaced. In the event that we generate significant revenues and expand our operations, then we may need to hire additional employees or independent contractors.

Consultants

Resignation and Appointment of Officers

Effective July 1, 2005, Andrew Scherr resigned as a Director of the Company. Concurrently, the board of directors appointed Donald Hejmanowski as a Director of the Company.

Donald Hejmanowski, 45, has been a stockholder of the Company, and has over 25 years of experience in the financial markets. In 1980, he began a career in the brokerage community, going on to serve in various positions in the investment world, including stockbroker, branch manager, Vice President of trading operations and as a principal of a firm. In 1990, Mr. Hejmanowski left the brokerage community to work directly for public companies, and with private companies seeking to go public. His work has included corporate capital structure, mergers and acquisitions. Mr. Hejmanowski has served on the board of directors of 3dShopping.com, an American Stock Exchange listed company, and three companies listed on the Over-the-Counter Bulletin Board: from January 2001 to February 2002, Mr. Hejmanowski served on the board of NuTek, Inc.; from February 2001 to November 2001, he served on the board of directors of NetCommerce, Inc. and from December 2001 to May 2003, he served on the board of Photonics, Inc. He has also served on the compensation committee and audit committee for 3dShopping.com. Mr. Hejmanowski also served as an officer and director of five start-up private entities. In 1981, he earned his Bachelor of Science degree in finance and a Bachelor of Arts degree in economics from Eastern Illinois University. Mr. Hejmanowski is not an officer or director of any other reporting company.

On July 1, 2005, the board of directors appointed Terry Gabby as Chief Financial Officer and Treasurer of the Company.

Terry Gabby, 61, has over 30 years’ experience in executive management, auditing and finance. As the senior auditor for a regional audit firm, Seidman & Seidman CPA's, he was the senior in charge of audits for several publicly held companies in the casino and manufacturing industries. From 1981 to 1991, Mr. Gabby was the corporate director of internal audit for Sahara Resorts, Inc., a publicly traded company with several gaming subsidiaries and time-share properties. As a consultant for various clients, Mr. Gabby has developed and implemented financial accounting systems, internal control systems and participated in establishing review procedures for compliance testing as required under the Sarbanes-Oxley Act. The past seven years, Mr. Gabby has held the executive positions of Chief Financial Officer and Controller for several large tribal gaming enterprises located in several state jurisdictions. These enterprises were business start-ups requiring loan acquisitions, funding distributions, construction cost control and the development of financial reporting systems. Mr. Gabby earned his Bachelor of Science degree in accounting from the University of Nevada, Las Vegas College of Business Administration in 1973. Mr. Gabby will receive a salary of $55,000 annually, and will receive a signing bonus of 10,000 options to purchase shares of the Registrant's common stock at $0.41 per share. Mr. Gabby is not an officer or director of any other reporting company.

Effective November 4, 2005, Robert P. Amira resigned as Executive Vice President of the Registrant. Mr. Amira’s resignation was not a result of any disagreements with the Registrant.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results or operations, liquidity, capital expenditures or capital resources that is material to investors.

Critical Accounting Policies and Estimates

Our Management's Discussion and Analysis of Financial Condition and Results of Operations section discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources, primarily allowance for doubtful accounts receivables, accruals for other costs, and the classification of net operating loss and tax credit carry forwards between current and long-term assets. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in our Annual Report on Form 10-KSB for the year ended December 31, 2005.

FACTORS THAT MAY AFFECT OUR RESULTS OF OPERATION

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

We have a limited operating history and lack of profitability.

We still have limited operating history having begun business in 2000 and spent almost a full year in litigation defending ourselves from a petition for involuntary bankruptcy. During that time, we have incurred losses in every quarter since inception except for the extraordinary gain realized in December 2004 and we remain subject to the risks and uncertainties usually encountered by early stage companies.

In the past, we attracted large well known firms of attorneys as clients. We believe that it will be possible to once again attract large firms of this caliber even after the enormously negative and unwarranted reputation achieved during the bankruptcy litigation. We have met with some successes in this regard. We have not yet experienced an intolerable inability to attract the talent that we need. However risks remain that we will not attract, train or integrate into the business organization qualified personnel. Additionally, it is fair to expect that fluctuations in operating results may be significant as we develop and test new business practices. There is also the risk that we will fail to properly manage growth and expansion, if and when it occurs.

We have historically had losses from operations and losses may continue in the future, which may cause us to curtail operations.

Since our inception we have not been profitable and have lost money on both a cash and non-cash basis. For the quarter ended September 30, 2005, we incurred net losses of $1,229,503. Our accumulated deficit at the end of September 30, 2005 was $9,257,736. Future losses are likely to occur, as we are dependent on spending money to pay for our operations. No assurances can be given that we will be successful in reaching or maintaining profitable operations. Accordingly, we may experience liquidity and cash flow problems. If our losses continue, our ability to operate may be severely impacted or alternatively we may be forced to terminate our operations.

We are subject to a working capital deficit, which means that our current assets on September 30, 2005 were not sufficient to satisfy our current liabilities and, therefore, our ability to continue operations is at risk.

We had a working capital deficit for the quarter ended September 30, 2005 which means that our current liabilities exceeded our current assets on September 30, 2005 by $661,273. Current assets are assets that are expected to be converted to cash within one year and, therefore, may be used to pay current liabilities as they become due. Our working capital deficit means that our current assets on September 30, 2005 were not sufficient to satisfy all of our current liabilities on September 30, 2005. If our ongoing operations do not begin to provide sufficient profitability to offset the working capital deficit, we may have to raise capital or debt to fund the deficit or curtail future operations.

Our common stock is listed on the Over-the-Counter (OTC) Bulletin Board which may make it more difficult for stockholders to sell their shares and may cause the market price of our common stock to decrease.

Our common stock is listed on the OTC Bulletin Board. Factors that may affect potential liquidity include limited coverage by security analysts and the news media. This may negatively affect the prices for our shares of common stock. The filings of the involuntary bankruptcy petition against us on April 2, 2003 and subsequent litigation and filings of voluntary chapter 11’s for both ourselves and our then operating subsidiary, California LitFunding did have a materially negative effect on the price of our stock and for all intents and purposes that stock had no value for all of 2003 and most of 2004. We believe that the successful resolution of the litigation has given us an opportunity to rebuild value in the stock.

Our stock price may be volatile and an investment in such common stock could suffer a decline in value.

The market price of our common stock may fluctuate significantly and violently in response to a number of factors, some of which are beyond our control. These factors include:

•	Government regulatory action affecting our services or competitor’s services;
•	Actual or anticipated fluctuations in operating results;
•	The loss of key management or other personnel;
•	The loss of major customers;
•	The outcome of any future litigation;
•	Broad market fluctuations; and economic conditions in the United States or abroad.

We could fail to attract or retain key personnel, which could be detrimental to our operations.

Our success largely depends on the efforts and abilities of our Officers and Directors. The loss of their services could materially harm our business because of the cost and time necessary to find successors. Such a loss would also divert management attention away from operational issues. We do not have other key employees who manage our operations. To the extent that we are smaller than our competitors and have fewer resources, we may not be able to attract a sufficient number and quality of staff, when required.

Because our common stock is deemed a low-priced “Penny” stock, an investment in our common stock should be considered high risk and subject to marketability restrictions.

Since our common stock is a penny stock, as defined in Rule 3a51-1 under the Securities Exchange Act, it will be more difficult for investors to liquidate their investment even if and when a market develops for the common stock. Until the trading price of the common stock rises above $5.00 per share, if ever, trading in the common stock is subject to the penny stock rules of the Securities Exchange Act specified in rules 15g-1 through 15g-10. Those rules require broker-dealers, before effecting transactions in any penny stock, to:

•	Deliver to the customer, and obtain a written receipt for, a disclosure document;
•	Disclose certain price information about the stock;
•	Disclose the amount of compensation received by the broker-dealer or any associated person of the broker-dealer;
•	Send monthly statements to customers with market and price information about the penny stock; and
•	In some circumstances, approve the purchaser’s account under certain standards and deliver written statements to the customer with information specified in the rules.

Consequently, the penny stock rules may restrict the ability or willingness of broker-dealers to sell the common stock and may affect the ability of holders to sell their common stock in the secondary market and the price at which such holders can sell any such securities. These additional procedures could also limit our ability to raise additional capital in the future.

Item 3. Controls and Procedures.

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods. As of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures. Based on the evaluation, which disclosed no significant deficiencies or material weaknesses, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II--OTHER INFORMATION

Item 1.	Legal Proceedings.

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

In February of 2004, we settled this litigation. The settlement reached by and among the Company and the petitioning creditors has been incorporated into a reorganization plan confirmed by the United States Bankruptcy Courts on June 17, 2004.

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

Pursuant to the plan of reorganization, we had the option to voluntarily transfer the control and the collection of the settlement agreements (“the Contract Pool”) to an IEP distribution agent (the ‘Contract Agent’) for the benefit of the IEP claimants who comprise class 6 under the terms of the reorganization plan.

The Company and the IEP claimants stipulated and agreed to do this in November 2004. In that stipulation, the Contract Agent would assume full control and administration over the Contract Pool and have full authority over the enforcement of the obligations set forth in the settlement agreements that comprise the Contract Pool.

Per the agreement signed on November 30, 2004, we transferred all of the original records and files to the Contract Agent on December 16, 2004, and sent written notice to all parties subject to the settlement agreement notifying them of the transfer of control of the Contract Pool and settlement agreements to the Contract Agent including the assignment of LitFunding Corp and California LitFunding's legal rights and that all payments are now payable to the Contract Agent.

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

Our primary liabilities are summarized in the following paragraphs:

I.

Administrative and Priority Claims. The claims within this class total approximately $287,000 through September 30, 2005. Most of this amount represents the fees and costs payable to the Debtors general insolvency counsel, Winthrop Couchot, P.C. who accepted 200,000 shares of common stock from the company in April 2005, and an additional 100,000 shares in September 2005 in part or full payment for the amount. The balance represents sums owed of approximately $9,300 in priority wages owed to two officers of the Debtors. These amounts are not subject to compromise and are included in accounts payable and accrued expenses in the accompanying balance sheet at September 30, 2005;

II.

Gap Claims. During the period between the filing of the involuntary petition and the date on which LitFunding Nevada's stipulated to the entry of an order for relief, certain claims accrued. Substantially all of these claims accrued in favor of two law firms that were defending LitFunding Nevada against the involuntary filing. The Debtors reached an agreement with these claimants to pay $314,000 over twelve months. The remaining balance owed at September 30, 2005 is approximately $64,000. These amounts are subject to comprise and are included in trade and miscellaneous claims in the accompanying balance sheet at September 30, 2005;

III.

Debenture Claims. In calendar years 2002 and 2003 California LitFunding issued debentures to seven individuals, creating approximately two hundred thousand dollars ($200,000) in debt obligations. Included is a $10,000 debenture payable to a related party. These claims are unsecured and they are undisputed.

IV.

Unsecured Claims Other Than Debenture Claims and IEP Claims. The Debtors have approximately $412,000 in allowed unsecured claims. These amounts are subject to comprise and are included in trade and miscellaneous claims in the accompanying balance sheet at September 30, 2005;

V.

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

VI.

The Plan presented for confirmation incorporates both a business plan, and a legal framework for the payment of claims. The business plan sets forth how the Company intends to generate the funds necessary to meet the monetary obligations fixed in the Plan. The legal framework details what each class of creditors will receive under the terms of the Plan

VII.

The business plan incorporated into the Plan is designed to accomplish two core objectives. The first core objective is to maximize the funds collected to be collected. The second core objective is to essentially restart the Company's business model by raising and investing additional capital in new lawsuits;

VIII.

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

We intend to repay all obligations in full. Debenture Claims are impaired as that term is used in the Bankruptcy Code because obligations will be paid out over a specified longer term. However, for accounting purposes, we do not believe any of the obligations are compromised at September 30, 2005, based on the expected amount of allowed claims.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On July 20 2005, the Board of Directors authorized the company to amend its Article of Incorporation to allow the issuance of up to 10,000,000 shares of preferred stock, par value $0.001 per share. Further, the Board authorized the initial issuance of up to 2,000,000 shares of Series A 12% convertible preferred stock. The Series A provides for a conversion rate 2 shares of common for 1 share of preferred, and such conversion rights shall commence six months from the date of purchase. As of September 30, 2005, the company had sold 800,000 shares at $0.25 per share to two individual investors.

(b) Use of Proceeds. During the nine months ended September 30, 2005, we sold 2,000,000 shares of our common stock at $0.41 per share pursuant to our registration statement on Form SB-2 filed with the SEC on December 30, 2004. The class of securities registered was our Common Stock, par value $.001. Pursuant to Section 701(f) of Regulation S-K of the Exchange Act, we are providing the following information with respect to the use of proceeds from the Form SB-2 Registration Statement declared effective by the SEC on January 31, 2005, File No. 333-121802.

The offering at $0.41 per share terminated on April 12, 2005 at which point we filed a post effective amendment to the Form SB-2 Registration Statement to amend the offering price to $1.25 per share for the remaining 2,000,000 shares so registered. The aggregate offering price of the $0.41 shares was $820,000. We received $229,550 in cash and $584,250 in promissory notes for those shares; however, on April 29, 2005, we cancelled the subscriptions for 125,000 of those shares, for which we had received $51,250 in promissory notes, since we did not receive proper documentation from those prospective purchasers. On April 29, 2005, we received $51,250 in cash for those 125,000 shares from another investor; in addition, we received 35,000 as of September 2005 for the subscription noted above, therefore, to date, we have received a total $386,300 in cash and $498,000 in promissory notes for those 2,000,000 shares. In October 2005, we received an additional $70,533 from the sale of 186,667 shares to one investor.

Of the $386,000 in cash we have raised, we have advanced approximately $25,000 in litigation funding, paid approximately $249,000 in salaries and employee benefits, $30,000 in rent and D&O insurance, approximately $67,000 in other general and administrative expenses. The only expenses incurred in the sale were professional fees of approximately $15,000. There was no underwriter expense or any direct or indirect payments to any officer, director or affiliate.

Exercise of Warrants and Options

On July 8, 2005, Andrew Green exercised 125,000 warrants at a price of $0.01 per share. The 125,000 shares of our common stock were issued on July 25, 2005. We believe that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2).

On July 22, 2005, Anthony Reed exercised 10,000 warrants at a price of $0.10 per share. The 10,000 shares of our common stock were issued on August 12, 2005. We believe that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2).

On August 29, 2005, Andrew Green exercised 125,000 warrants at a price of $0.01 per share. The 125,000 shares of our restricted common stock were issued on September 7, 2005. We believe that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2).

On September 13, 2005, David Cohen exercised 100,000 options at a price of $0.01 per share. The 100,000 shares of our restricted common stock were issued on September 26, 2005. We believe that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2).

Options

On August 15, 2005, we granted Dermot J. Ryan an option to purchase 10,000 shares of our common stock at $0.41 per share. The option is exercisable for two years. We believe that the grant of the option was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2).

On September 6, 2005, we granted Dr. Morton Reed an option to purchase 500,000 shares of our common stock at $0.99 per share. The option is exercisable for three years. We believe that the grant of the option was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2).

On September 19, 2005, we granted Stanley Weiner, a Director of the Company, an option to purchase 300,000 options of our common stock at $0.99 per share. The option is exercisable for three years. We believe that the grant of the option was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2).

Stock Issuances

On August 29, 2005, we sold 121,951 shares of our restricted common stock to 1 accredited investor for a total price of $49,999.91, all of which was paid in cash. We believe that the issuance and sale of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2) and Regulation D Rule 506. The shares issued were directly from us and did not involve a public offering or general solicitation. The recipients of the shares were afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make their investment decision, including the financial statements and 34 Act reports. We reasonably believed that the recipients, immediately prior to issuing the shares, had such knowledge and experience in our financial and business matters that they were capable of evaluating the merits and risks of their investment. The recipients had the opportunity to speak with our management on several occasions prior to their investment decision. There were no commissions paid on the issuance and sale of the shares. We issued the 121,951 shares on August 29, 2005.

On August 31, 2005, we sold 400,000 shares of our Series A 12% Convertible Preferred Stock to Apex Investment Fund, Ltd. for a price of $0.25 per share, all of which was paid in cash. We believe that the issuance and sale of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2) and Regulation D Rule 506. The shares issued were directly from us and did not involve a public offering or general solicitation. The recipients of the shares were afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make their investment decision, including the financial statements and 34 Act reports. We reasonably believed that the recipients, immediately prior to issuing the shares, had such knowledge and experience in our financial and business matters that they were capable of evaluating the merits and risks of their investment. The recipients had the opportunity to speak with our management on several occasions prior to their investment decision. There were no commissions paid on the issuance and sale of the shares. The 400,000 Series A Preferred shares were issued on September 7, 2005.

On September 19, 2005, we issued 625,000 shares of our restricted common stock to Andrew Green in lieu of debt repayment of $500,000 in principal and $12,500 in accrued interest. We believe that the issuance and sale of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2).

On September 28, 2005, we issued 40,000 shares of our restricted common stock to Paul Healy for his accounting services provided to the Company. We believe that the issuance and sale of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2).

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

On September 17, 2005, we held our annual meeting of stockholders. Business conducted at the meeting included the following proposals:

1.	To elect directors for the upcoming year;
2.	To reaffirm Epstein, Weber & Conover, PLC, as auditors for the next year; and
3.	To transact such other business as may properly come before the Annual Meeting or any adjournment or postponement.

Each share of Common Stock was entitled to one vote. Only shareholders of record at the close of business on August 1, 2005, were entitled to vote. The number of outstanding shares at that time was 10,251,098 by approximately 181 stockholders. The required quorum of shareholders was present at the meeting.

Votes on the election of directors were as follows:

Director	For	Against	Abstentions and Broker Non-Votes
Morton Reed	10,244,098	0	7,000
Donald Hejmanowski	10,244,098	0	7,000
Stanley B. Weiner	10,244,098	0	7,000

Item 5.	Other Information.

None.

Item 6.	Exhibits.

31.1* Certification of Morton Reed, CEO pursuant to Section 302 of the Sarbanes-Oxley Act
31.2* Certification of Terry Gabby, CFO pursuant to Section 302 of the Sarbanes-Oxley Act
32.1* Certification of Morton Reed, CEO pursuant to Section 906 of the Sarbanes-Oxley Act
32.2* Certification of Terry Gabby, CFO pursuant to Section 906 of the Sarbanes-Oxley Act
*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LITFUNDING CORP

(Registrant)

By:/s/ Terry Gabby

Terry Gabby, Chief Financial Officer
(On behalf of the registrant and as
principal accounting officer)

Date: November 21, 2005