Form 10KSB
period 2005-12-31
LITFUNDING CORP
filed 2006-05-19
CIK 1142488

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2005

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-49679

LITFUNDING CORP.

(Name of small business issuer in its charter)

Nevada	93-1221399
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

3700 Pecos McLeod, #100
Las Vegas, Nevada	89121
(Address of principal executive offices)	(Zip Code)

Issuer's Telephone Number:	(702) 317-1610

Copies of Communications to:

Stoecklein Law Group

402 West Broadway, Suite 400

San Diego, CA 92101

(619) 595-4882

Fax (619) 595-4883

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.001 par value

(Title if Class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [ ]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No [   ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [    ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [    ] No ☒

The issuer’s revenues for its most recent fiscal year ended December 31, 2005. $355,264

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and ask price, as of May 16, 2006 was $2,045,168.27 based on a share value of $0.155.

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15 (d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ☒ No [    ]

The number of shares of Common Stock, $0.001 par value, outstanding on May 16, 2006 was 21,083,902 shares.

Transitional Small Business Disclosure Format (check one): Yes [ ]	No ☒

LITFUNDING CORP.

FOR THE FISCAL YEAR ENDED

DECEMBER 31, 2005

Index to Report

on Form 10-KSB

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

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any or our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties. The factors impacting these risks and uncertainties include, but are not limited to:

•	increased competitive pressures from existing competitors and new entrants;
•	increases in interest rates or our cost of borrowing or a default under any material debt agreements;
•	deterioration in general or regional economic conditions;
•	adverse state or federal legislation or regulation that increases the costs of compliance, or adverse findings by a regulator with respect to existing operations;
•	loss of customers or sales weakness;
•	inability to achieve future sales levels or other operating results;
•	the unavailability of funds for capital expenditures and/or general working capital; and
•	operational inefficiencies in distribution or other systems.

For a detailed description of these and other factors that could cause actual results to differ materially from those expressed in any forward-looking statement, please see “Factors That May Affect Our Plan of Operation” in this document.

Throughout this Annual Report references to “we”, “our”, “us”, “LitFunding”, “the Company”, and similar terms refer to LitFunding Corp.

PART I

ITEM 1.	DESCRIPTION OF BUSINESS

(a) General Business Development

LitFunding Corp. was incorporated in the State of Nevada on July 11, 1996 as RP Entertainment, Inc., but changed its name to LitFunding Corp. in February 2003 as the result of a reverse merger. On February 21, 2003, we completed a reverse triangular merger among our wholly-owned subsidiary RP Acquisition Corp. (“RP Acquisition”), a Nevada corporation, and California LitFunding, formerly LitFunding Corp., (“California LitFunding”), a California corporation. Pursuant to the terms of the merger, California LitFunding merged with RP Acquisition wherein RP Acquisition ceased to exist and California LitFunding became our wholly-owned subsidiary.

On April 2, 2003, certain individuals and entities filed an involuntary bankruptcy petition under Chapter 7 of the United States Bankruptcy Code against the Company in the United States Bankruptcy Court, Central District California. After numerous legal proceedings, in November 2003, we filed a voluntary Chapter 11 bankruptcy petition. In January 2004, California LitFunding filed a voluntary Chapter 11 bankruptcy petition. On June 17, 2004, we received confirmation of our joint plans of reorganization from the United States Bankruptcy Court on June 17, 2004. On March 22, 2006, we filed our motion seeking final decree. See Item 3 Legal Proceedings for further description.

Business is conducted through our subsidiary, LitFunding USA and its wholly owned limited liability companies. LitFunding USA was incorporated in the State of Nevada on March 22, 2004. LitFunding USA resumed the business of California LitFunding (our subsidiary who has been in business since 2000) subsequent to June 17, 2004, after the United States Bankruptcy Court entered an order confirming us and California LitFunding’s joint plans of reorganization.

For the years ended December 31, 2005 and December 31, 2004, we incurred net losses before extraordinary gain, of $3,972,043 and $925,335, respectively. Our accumulated deficit at the end of December 31, 2005 was $10,197,319. As a result of our losses, our audited financial statements for the year ended December 31, 2005, indicated that there was substantial doubt about our ability to continue as a going concern.

(b) OUR BUSINESS

We are in the business of investing in litigation recoveries. We provide funding to qualifying plaintiffs and plaintiffs’ attorneys for the payment of costs and expenses of litigation, principally in the areas of personal injury, medical malpractice, product liability, toxic torts and employment. These costs generally include costs such as court filing fees, expert witnesses, private investigators (i.e. if the litigant is injured or otherwise incapacitated and unable to work) and other expenses of a law office in filing and maintaining a civil lawsuit. We do not provide funding for criminal or administrative proceedings. We generate revenues by raising capital and advancing this capital to various law firms pursuant to various settlement agreements. These settlement agreements provide that the funds advanced shall be repaid to us, along with a fee, when the lawsuits referenced in the agreement ultimately settle. The exact amount of the fee payable on the funds advanced depends upon the length of time the funds are outstanding, up to a fixed limit. Pursuant to the terms of these settlement agreements, our contractual right to payment is limited to the funds ultimately paid to the law firm from the specified lawsuit, or lawsuits, in which the funds are invested or expended.

We believe that litigants may need our services for many reasons including:

•	Many litigants simply do not have the financial means required to present and maintain their cases effectively through all the necessary stages of litigation;
•	The defendant or entity is often a corporation, represented by an insurance company with experienced counsel and greater financial and other resources to defend against a claim;
•	Plaintiffs’ attorneys frequently do not have the financial means, or simply do not want to advance the money, necessary to pay the costs and expenses of litigating certain types of civil actions.
•

Personal injury cases seek monetary recovery for medical costs, loss of life or use of limbs, and emotional damages, all of which necessitate "expert" testimony to establish and enhance the amount of the recovery; such expert testimony is often prohibitively expensive to many plaintiffs or their counsel;

•

Depending on the circumstances of the particular case, expert witnesses may be involved in a “typical” case in terms of complexities of the issues to be proven; and even more if the case involves multiple parties, more complex issues and/or larger damage claims. For example, in a construction defect case, expert witnesses are engaged to provide opinion testimony on a range of issues from the nature of the alleged defect, whether the damage was caused by defective materials, design or construction (or a combination thereof), the effect it has on the value of the construction project as a whole and the losses sustained by the plaintiff as a result of the delays, costs and other factors related to the problems created by the construction defect.

Our management believes that the market for litigation assistance funding is substantial, especially in larger states such as California where cases regularly overload crowded county court dockets. However, we often turn down cases not only because they are not meritorious, but also because we lack the resources to fund all of them. In management’s judgment, additional funding will allow us to grow at a more desirable rate.

Underwriting Services

We find cases to “invest in” through law firms and attorneys. We currently have contracts with clients in California (with an emphasis in Los Angeles, Orange, Ventura and San Diego counties), Georgia, Illinois, Minnesota, Mississippi, New York and South Carolina. We have in the past and are available to write contracts for attorneys in Arizona, California, Florida, Georgia, Hawaii, Illinois, Indiana, Maryland, Massachusetts, Michigan, Mississippi, Missouri, Nevada, New Hampshire, New Jersey, New York, Oregon, Rhode Island, South Carolina, Tennessee, Texas, Vermont, Washington, West Virginia, Wisconsin and the Virgin Islands.

We have an internal director of sales and marketing to develop advertising and sales programs to our target market. We also obtain case referrals from independent brokers who refer a potential funding to us for evaluation. We retain sole discretion in the selection criteria and procedure. Brokers are paid between 5% and 6% of the funds that we place.

Our internal guidelines limit non-recourse investment in any given case can be no more than 7% of what our retained legal experts estimate to be the value of the case to us. We enter into contracts with the attorney or law firm representing the litigant and, upon request of the attorney, directly with the litigant. In exchange for our financial support, we receive a contingent contractual interest secured by a security interest in the monetary settlement or judgment in the lawsuit. If a case is lost or abandoned, we receive nothing in exchange for our investment. We are not a law firm and take no role in the filing or handling of the litigation. However, if the case is settled or a judgment is obtained against the defendant, we are paid according to the formula in the contract. Generally, we receive a return of our investment, plus a 45% return on the funds we provide for every 90 days the principal is outstanding. This return is “capped” at 270% of the amount advanced. Excluding cases that are lost and do not pay any return, our statistics show that we receive a return of our investments and fees on cases we invest within an average of 12 to 36 months from the date of our investment. We intend to shorten this cycle by advancing on cases that are much closer to resolution.

When our management judges the business climate to be appropriate, we anticipate that we may apply for the necessary permits and licenses that will allow us to become a full-recourse lender. Loans made under this program will be fully collateralized by the attorney firm’s portfolio of cases and real and personal property of the firm’s partners. These loans will be unlike our current non-recourse programs which are advances and not loans, proposed interest rates may range between 30% and 38% per annum and the loan is fully repayable whether the underlying case is lost or won. Interest payments may be made either monthly or quarterly.

For the year ended December 31, 2005, we have provided approximately $1.1 million in funds on approximately 60 cases. We have collected $376,000 in principle and fees, lost $30,000 of principle, and have open and unresolved cases totaling approximately $942,000. We estimate that the principle and fees expected on the open and unresolved cases is approximately $1.7 million.

Subsequent to year end one of our larger advances was repaid after approximately 18 months of trial preparation. The return equals approximately 230% gross profit on investment and is representative of most of our advances.

Case Selection and Administration

We believe that selection of cases is the essential ingredient of our business. We contract only with attorneys and law firms that, in our assessment, have the experience and acumen to represent their clients zealously and competently. Ninety to ninety-five percent of the cases in which we have invested to date are being handled by attorneys with whom we have previously contracted business, or who are referrals from existing attorney clients.

In 2005 we invested in the following types of cases with the number of cases funded following the category:

Personal injury	7
Product liability	24
Medical malpractice	12
Discrimination	1
Wrongful death	6
Civil rights	4
Auto collision	3
Premises liability	1
Sexual abuse	1
Burn injury	2

RECENT DEVELOPMENTS

Letter of Intent with Cashwize, Inc.

On September 17, 2005, we executed a letter of intent to acquire Cashwize, Inc., whereby Cashwize would operate as our wholly owned subsidiary and will develop a deferred deposit, consumer loan business that will specialize in providing short-term, cash advance loans or “payday loans” as they are commonly called. The letter of intent was filed as an exhibit to our Form 8-K filed on September 19, 2005. Subsequently, effective February 2, 2006, the letter of intent was cancelled by the Company due to Cashwize defaulting on all deadlines.

Reverse Tri-Party Merger

Effective March 7, 2006, we completed a reverse tri-party merger by an among the Company, Silver Dollar Production, a Nevada corporation and wholly owned subsidiary of the Company, and Global Universal Film Group, Inc., a Nevada corporation, whereby we issued 1,500,000 shares of Series B Convertible Preferred Stock to Global in exchange for 100% of the issued and outstanding securities of Global. Pursuant to the terms of the merger, Global merged into Silver Dollar wherein Silver Dollar ceased to exist and Global became a wholly owned subsidiary of the Company.

Share Exchange Agreement

On March 31, 2006, we entered into a Share Exchange Agreement with Easy Money Express, Inc., a Nevada Corporation, whereby we issued 20,000 shares of our common stock to the 2 stockholders of Easy Money in exchange for 100% of the issued and outstanding shares of common stock of Easy Money held by the 2 stockholders. Pursuant to the terms of the share exchange agreement, Easy Money will continue as a wholly-owned subsidiary of the Company.

Letter of Intent between Easy Money and Interactive Brand Development, Inc.

On April 7, 2006, our wholly-owned subsidiary Easy Money entered into a letter of intent with Interactive Brand Development, Inc. (“IBD”), a Delaware corporation, wherein they wish to engage in a joint venture project for an Internet based payday loan operation under the trade name “Easy Money Express”. We are working with IBD to perform the necessary due diligence that will allow both parties to sign a definitive agreement, which will provide the specific details regarding the terms and conditions of the joint venture. Upon completion of a definitive agreement we will file a Form 8-K.

Intellectual Property

We use the trade names of LitFunding, California LitFunding, LitFunding USA and CA Funding. Other that an expertise in assessing underwriting risks, our proprietary database and experience of success with various lawyers and law firms, our business is not dependent upon proprietary information.

Our Industry

Our goal is to provide funding for plaintiffs and the law firms representing increasing their chances of bringing a case to a favorable outcome. In return for a percentage of the settlement or eventual judgment, we arrange for such plaintiffs’ attorneys to fund the conduct of such litigation. Unlike attorneys who bill hourly for their legal services, plaintiffs’ attorneys in personal injury litigation and in similar types of cases work on a contingency basis and routinely fund the cost of litigation themselves. For example, expert witnesses are essential to the successful litigation of a personal injury case, and can cost several thousand dollars per expert per case. Accordingly, a plaintiff attorney's ability to maximize the value of a case is based in part on their ability to fund the case. In addition, plaintiff attorneys are often obligated to provide funds to their clients for living and other expenses while awaiting settlement. In order to satisfy their clients' needs, they may be forced to settle a client's claim at a lesser amount, advance their own funds to clients without the lawful ability to charge interest, or risk losing clients to other attorneys who will advance funds.

Competition

We compete with numerous companies located throughout the United States that provide litigation funding. Other than an expertise in assessing underwriting risks, our proprietary database and experience of success with various lawyers and law firms, we do not maintain any proprietary competitive advantage. Accordingly, we believe that there are no substantial barriers to competitors entering the market. While we acknowledge that we may not be able to compete successfully against future competitors with greater financial resources or access to potential business. Additionally, it is possible that competition may drive down the return on our advances to plaintiffs, which may negatively impact the viability of our business model.

We have identified a significant number of entities nationwide operating within our current and potential marketplace. These companies, include, but certainly are not limited to:

•	Resolution Settlement Corporation, located in Las Vegas, Nevada (website www.resolutionsettlement.com).
•	The Attorney Store.com (www.attorneystore.com) has a list of at least 10 companies in the United States providing litigation funding.
•

Plaintiff Support Services, located in Getzville, New York, has a website at www.plaintiffsupport.com and takes requests for litigation funding. The application is contained on their website, which we believe is typical of many litigation funding company websites.

•	Advocate Capital, Inc. is located in Dallas, Texas, Nashville, Tennessee and Cleveland, Ohio (according to their website www.advocatecapital.com).
•

Interim Settlement Funding Corp, based in Hudson, Ohio, describes itself as a funding company-making contingent advances to individuals with pending personal injury cases. See www.interimsettlement.com.

•	HSAC Funding, in Reno, Nevada, has a website at www.hsacfunding.com.
•	Case Funding Network says on its website that it provides individuals and businesses non-recourse, advances for litigants (www.casefunding.com).
•	National Lawsuit Funding, located in Elkins Park, Pennsylvania, says it provides advances for commercial lawsuits. See www.nationallawsuitfunding.com.
•

Lawsuit Funding, LLC, has a website at www.lawsuitfinancial.com. In addition, Law Finances, Inc., located in San Francisco, California, to the best of our knowledge, is a California company that has provided funds to litigants.

To our knowledge, only one of our competitors, Case Financial Inc., of Encino, California, is publicly reporting on the Edgar system with the Securities and Exchange Commission.

Given the lack of discoverable information about our competitors, we do not know how our method of operations and results compare to others in the industry. However, given the nature of the business opportunity presented within our industry, and management’s belief that the market, though unquantifiable, is very large, there is always the possibility that new competitors with greater resources will commence operations and compete directly with us in such a manner as to harm our operational results and future prospects and reduce our ability to generate revenues.

Marketing Strategy

We have a full time dedicated sales staff that is responsible for developing and maintaining relationships with our personal injury attorneys and law firm clients. The sales team directly markets our products to attorneys representing plaintiffs in the types of cases that fit our underwriting criteria. At this time, we have several relationships with plaintiff attorneys which serve as a referral base for new and increasing repeat business.

Growth Strategy

Since relocating to Nevada, our objective is to become the pre-eminent institutional source of non-recourse pre-settlement litigation funds across the country. To achieve this objective, the key elements of our strategy are as follows:

•	Build awareness of our services in the nationwide personal injury litigation market.
•	Develop new products and services.
•	Improve risk and portfolio management tools and guidelines.
•	Improve our information technology infrastructure.
•	Find new non-recourse lending opportunities within the litigation market in segments other than personal injury litigation.
•	Find new short term recourse lending opportunities within national litigation market.
•	Find new opportunities for our lending business in personal injury and other litigation markets outside of California.

In order to be successful we must continue to build awareness in the nationwide legal marketplace about our products and services, as well as increase both the number of clients we service and the amounts we fund or guaranty.

The development of new products and services is a critical element of the plan to grow our business. Our focus is to deliver new products which better meet our customers' needs for reduced pricing. At the same time, our product development efforts are directed towards reducing the overall investment risk in our business, and thereby increasing our portfolio returns on investment and profit margins.

Government Regulation

We intend to conduct our business in compliance with any applicable regulations, and are subject to general state and federal laws governing the conduct of businesses in general. In regard to our specific line of business, we are unaware of any state or federal regulations concerning non-recourse advances in any of the states in which we currently do business, or intend to do business in the foreseeable future. In the event that our activities are deemed to be loans, or in the event that we decide to extend loans as defined by state law, we intend to comply with any and all applicable finance and lending regulations. Each state has laws and regulations governing the business of lending money that differ from state to state. Therefore, prior to offering or expanding our lending services into a new jurisdiction we must conduct an extensive review of that state's regulatory framework to ensure compliance with the applicable regulations.

Research and Development

We are not currently conducting any research or development activities. We do not anticipate conducting such activities in the near future.

Personnel

We currently employ 8 full time employees. Because of the legal proceedings previously discussed in prior filings, we experienced a deleterious and damaging loss of key personnel that will have to be replaced. In the event that we generate significant revenues and expand our operations, then we may need to hire additional employees or independent contractors.

Consultants

Andrew Baum. On December 1, 2005, we entered into a consulting agreement with Andrew Baum, wherein Mr. Baum agreed to provide us with services related to market analysis, financial planning, contacts with the realization of value for the Company’s stock and strategic transactions and relationships. The term of the agreement was for three months expiring on March 1, 2006. We agreed to compensate Mr. Baum a fixed, one-time fee in the amount of $18,000. In lieu of said cash fee, Mr. Baum agreed to accept 300,000 shares of our common stock. The 300,000 shares were issued on March 2, 2006. The shares were unrestricted pursuant to the S-8 Registration filed with the SEC on February 28, 2006.

Gary A. Rasmussen. On December 13, 2005, we entered into a consulting agreement with Mr. Rasmussen, wherein Mr. Rasmussen agreed to provide us with advice and general consultation in the areas of management, marketing and financing, and for such other consulting services as we may mutually agree upon. We agreed to compensate Mr. Rasmussen a fixed, monthly retainer fee in the amount of $4,000, of which the first payment shall be due and owing upon the execution of the agreement, and subsequent payments shall be due on each monthly anniversary date thereafter. Additionally, we agreed to pay Mr. Rasmussen a fee equal to 1% of the gross dollar amount of any equity line of credit commitment received from Mr. Rasmssen’s sources. The term of the agreement is for 36 months from the date of execution and will continue on a month-to-month basis until either party elects to terminate the agreement. Mr. Rasmussen was introduced to us by Queststar, which has a fee agreement in force with us dated September 21, 2004. Mr. Rasmussen and Queststar have agreed to share equally in any fees received by Queststar from us.

IR Partners, LLC. On January 10, 2006, we entered into an agreement with IR Partners, LLC, wherein IR Partners agreed to provide us with investor relations services during the period February 1, 2006 through May 31, 2006. As consideration for the performance of the services we agreed to pay IR Partners $5,000 and issue 250,000 shares of our restricted common stock (issued on February 1, 2006).

CLX & Associates, Inc. On March 1, 2006, we entered into a consulting agreement with CLX & Associates, Inc., wherein CLX agreed to provide us with consulting services in connection with (i) short and long term strategic planning; (ii) short term crisis management; (iii) short and long term marketing; (iv) meeting with/selecting qualified companies for joint business ventures; (v) contracting and interviewing qualified accounting firms and legal counsel; (vi) recruitment selection of key executives and staff; (vii) internet and website design; and (viii) recommending and identifying of board members. We agreed to compensate CLX for the services a total of $100,000 in cash, or 1,000,000 shares of our common stock. The term of the agreement is for three (3) months, expiring on June 1, 2006.

Navin Enterprises, Inc. On March 1, 2006, we entered into a consulting agreement with Navin Enterprises, Inc., wherein we agreed to retain the services of Navin to advise and consult with us regarding the Company’s establishment of a branch office in Canada to advance nonrecourse funds to Canadian attorneys in Canada. The term of the agreement is for 6 months from March 1, 2006. We agreed to issue 150,000 shares of our freely traded common stock to Navin as full and complete compensation. The said shares shall be issued 25,000 shares per month over the term of the agreement. On March 6, 2006, we issued 25,000 shares of our common stock to Navin. The shares were unrestricted pursuant to the S-8 Registration filed with the SEC on February 28, 2006. On April 20, 2006, we issued 25,000 shares of our restricted common stock to Navin.

ITEM 2.	DESCRIPTION OF PROPERTY

Our executive, administrative and operating office is located at 3700 Pecos McLeod Drive, Suite 100, Las Vegas, Nevada 89121. We lease 6,600 square feet of corporate office space from an affiliate of Mr. Stanley Weiner, a current board member. The monthly rental for the space is $6,000. We believe that our facilities are adequate for our needs and that additional suitable space will be available on acceptable terms as required. We do not own any real estate.

ITEM 3.	LEGAL PROCEEDINGS

We are a defendant in several matters in litigation, many of which are in the normal course of business, including litigation for refunds of funds invested. We believe these suits are without merit and intends to defend these litigations in courts of law.

We are involved in suits for breach of contract, fraud, conspiracy and defamation with the same claimants in the United States Bankruptcy Court and California State Court. The claimants allege that there was a finder's fee agreement between them and the founding officers / shareholders of the Company. The Company's position is that there was a negotiated agreement with the claimants, which was complied with. The claimants allege damages of $16 million.

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

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to the vote of security holders during the fourth quarter of the fiscal year ended December 31, 2005.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a) Market Information

Our common stock is quoted under the symbol “LFDG.OB” on the OTC Bulletin Board which is sponsored by the National Association of Securities Dealers (NASD). The OTC Bulletin Board is a network of security dealers who buy and sell stock. The dealers are connected by a computer network which provides information on current “bids” and “asks” as well as volume information. The OTC Bulletin Board is not considered a “national exchange.” Our common shares commenced trading on the OTC Bulletin Board on July 11, 2002. The following table sets forth the quarterly high and low bid prices for our common stock during our last two fiscal years as reported by the National Quotations Bureau. The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

	2005		2004
	High	Low	High	Low
1st Quarter	1.50	0.35	0.75	0
2nd Quarter	0.82	0.35	0.51	0
3rd Quarter	1.23	0.31	0.75	0.16
4th Quarter	0.60	0.095	0.80	0.20

(b) Holders of Common Stock

As of May 16, 2006, we had approximately 209 stockholders of record of the 21,083,902 shares outstanding.

(c) Dividends

The Board of Directors have not declared any dividends due to the following reasons:

1.	The Company has not yet adopted a policy regarding payment of dividends;
2.	The Company does not have any money to pay dividends at this time;
3.	The declaration of a cash dividend would result in an impairment of future working capital; and
4.	The Board of Directors will not approve the issuance of a stock dividend.

(d) Securities Authorized for Issuance under Equity Compensation Plans

2002 Employee Stock Compensation Plan

Effective August 15, 2002, we adopted a 2002 Employee Stock Compensation Plan, as amended, with a maximum number of 1,500,000 shares that may be issued. As of December 31, 2005, 537,500 options and 960,000 warrants have been issued under this plan, which leaves 2,500 shares available for issuance. No Plan shares may be issued after July 14, 2008.

2004 Stock Option Plan

Effective March 9, 2004, we adopted a 2004 Stock Option Plan. The total number of shares of our common stock which may be purchased pursuant to the exercise of options shall not exceed, in the aggregate, 30% of the issued and outstanding shares of the Company’s common stock. As of December 31, 2005, 2,320,000 options have been granted under this plan.

2006 Non-Qualified Stock Compensation Plan

Effective February 21, 2006, we adopted a 2006 Non-Qualified Stock Compensation Plan. The maximum number of shares that may be issued pursuant to the plan is 6,000,000 shares. As of May 16, 2006, 4,000,000 shares gave been issued under this plan.

Officers (including officers who are members of the board of directors), directors (other than members of the stock option committee to be established to administer the stock option plans) and other employees and consultants and its subsidiaries (if established) will be eligible to receive options under the stock option plans. The committee will administer the stock option plans and will determine those persons to whom options will be granted, the number of options to be granted, the provisions applicable to each grant and the time periods during which the options may be exercised. No options may be granted more than ten years after the date of the adoption of the stock option plans.

Non-qualified stock options will be granted by the committee with an option price equal to the fair market value of the shares of common stock to which the non-qualified stock option relates on the date of grant. The committee may, in its discretion, determine to price the non-qualified option at a different price. In no event may the option price with respect to an incentive stock option granted under the stock option plans be less than the fair market value of such common stock to which the incentive stock option relates on the date the incentive stock option is granted.

Each option granted under the stock option plans will be exercisable for a term of not more than ten years after the date of grant. Certain other restrictions will apply in connection with the plans when some awards may be exercised. In the event of a change of control (as defined in the stock option plans), the date on which all options outstanding under the stock option plans may first be exercised will be accelerated. Generally, all options terminate 90 days after a change of control.

The following table sets forth information as of December 31, 2005 regarding outstanding options granted under the plans, warrants issued to consultants and options reserved for future grant under the plan.

Plan Category	Number of shares to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a)) (c)

Equity compensation plans approved by stockholders	-	$-	-

Equity compensation plans not approved by stockholders	4,727,500	$0.284	2,500 (1)

Total	4,727,500	$0.284	2,500 (1)

(1) 2,500 shares available for issuance under our 2002 Employee Stock Compensation Plan. Under the 2004 Stock Option Plan we are allowed to issue a total number of shares of our common stock which may be purchased pursuant to the exercise of options and shall not exceed, in the aggregate, 30% of the issued and outstanding shares of the Company’s common stock.

These plans are intended to encourage directors, officers, employees and consultants to acquire ownership of common stock. The opportunity so provided is intended to foster in participants a strong incentive to put forth maximum effort for its continued success and growth, to aid in retaining individuals who put forth such effort, and to assist in attracting the best available individuals to the Company in the future. As of December 31, 2005, 2,500 shares remained available for issuance under the 2002 employee stock compensation plan. As of May 16, 2006, 2,000,000 shares remained available under the 2006 non-qualified stock compensation plan.

Recent Sales of Unregistered Securities

Third Quarter Issuances

In the third quarter of 2005 we made the following stock issuances, which were not reported in our third quarter form 10-QSB.

On September 19, 2005, we issued 25,000 shares of our restricted common stock to Andrew Green in lieu of accrued interest of $12,500 pursuant to the promissory note dated December 9, 2004. We believe that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2).

On September 28, 2005, we sold 50,000 shares of our common stock to Herbert Stein for a total purchase price of $20,500, all of which was paid in cash. The 50,000 shares were issued on October 5, 2005. We believe that the issuance and sale of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2) and Regulation D Rule 506. The shares issued were directly from us and did not involve a public offering or general solicitation. The recipient of the shares was afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make his investment decision, including the financial statements and 34 Act reports. We reasonably believed that the recipient, immediately prior to issuing the shares, had such knowledge and experience in our financial and business matters that he was capable of evaluating the merits and risks of his investment. The recipient had the opportunity to speak with our management on several occasions prior to his investment decision. There were no commissions paid on the issuance and sale of the shares.

Fourth Quarter Issuances

On November 2, 2005, we issued 150,000 shares of our restricted common stock to Donald Hejmanowski, a Director of the Company, as compensation for his services to the Company. We believe that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2).

On December 31, 2005, we issued a warrant to purchase 50,000 shares of our common stock at $0.05 per share, exercisable for two (2) years to Herbert Stein as consideration for loaning the Company $25,000. We believe that the issuance of the warrant was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2).

On December 31, 2005, the board of directors agreed to extend the due date of Andrew Green’s option to return the 600,000 shares of common stock used to pay our promissory note to Mr. Green, previously due December 9, 2005, for six (6) months. As consideration for granting the extension, on January 3, 2006, we issued 400,000 warrants to purchase shares of our common stock at $0.01 per share through January 3, 2008. We believe that the issuance of the warrants was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2).

Subsequent Issuances

On January 5, 2006, we granted 300,000 options to purchase shares of our common stock at $0.15 per share to Baldev Singh Grewal for services rendered to the Company. The options are exercisable for one year. We believe that the grant of the options was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2).

On February 1, 2006, we issued 250,000 shares of our restricted common stock to IR Partners, LLC pursuant to its agreement dated January 10, 2006. We believe that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2).

On March 3, 2006, we issued 1,500,000 shares of our common stock to Gary Rasmussen for services provided to the Company. The shares were unrestricted pursuant to the S-8 Registration filed with the SEC on February 28, 2006.

On March 3, 2006, we issued 500,000 shares of our common stock to Jackelyn Giroux for services rendered to the Company. The shares were unrestricted pursuant to the S-8 Registration filed with the SEC on February 28, 2006.

On March 3, 2006, we issued 14,642 shares of our common stock to Ryan Neely for services rendered to the Company. The shares were unrestricted pursuant to the S-8 Registration filed with the SEC on February 28, 2006.

On March 3, 2006, we issued 39,300 shares of our common stock to John Holt Smith for services rendered to the Company. The shares were unrestricted pursuant to the S-8 Registration filed with the SEC on February 28, 2006.

On March 3, 2006, we issued 15,000 shares of our common stock to Thomas O’Bryan for services rendered to the Company. The shares were unrestricted pursuant to the S-8 Registration filed with the SEC on February 28, 2006.

On March 6, 2006, we issued 25,000 shares of our common stock to Baldev Singh Grewal of Navin Enterprises, Inc. pursuant to its consulting agreement dated March 1, 2006. The shares were unrestricted pursuant to the S-8 Registration filed with the SEC on February 28, 2006.

On March 6, 2006, we issued 300,000 shares of our common stock to Andrew Baum for his past services provided to the Company. The shares were unrestricted pursuant to the S-8 Registration filed with the SEC on February 28, 2006.

On March 6, 2006, we issued 100,000 shares of our common stock to Don Stoecklein for services rendered to the Company. The shares were unrestricted pursuant to the S-8 Registration filed with the SEC on February 28, 2006.

On March 8, 2006, Andrew Green exercised 400,000 warrants at a price of $0.01 per share. The 400,000 shares of our restricted common stock were issued on March 13, 2006. We believe that the issuance of the warrant was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2).

On March 9, 2006, we issued 93,750 shares of our common stock to Patricia Lesavoy for services rendered to the Company. The shares were unrestricted pursuant to the S-8 Registration filed with the SEC on February 28, 2006.

On March 9, 2006, we issued 124,082 shares of our common stock to David Prolman for services rendered to the Company. The shares were unrestricted pursuant to the S-8 Registration filed with the SEC on February 28, 2006.

On March 15, 2006, we sold 250,000 shares to two accredited investors for a total purchase price of $50,000, all of which was paid in cash. The 250,000 shares were issued on March 21, 2006. We believe that the issuance and sale of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2) and Regulation D Rule 506. The shares issued were directly from us and did not involve a public offering or general solicitation. The recipients of the shares were afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make their investment decision, including the financial statements and 34 Act reports. We reasonably believed that the recipients, immediately prior to issuing the shares, had such knowledge and experience in our financial and business matters that they were capable of evaluating the merits and risks of their investment. The recipients had the opportunity to speak with our management on several occasions prior to their investment decision. There were no commissions paid on the issuance and sale of the shares.

On March 15, 2006, we issued a two year warrant to purchase 10,000 shares of our common stock at $0.25 per share to David Ciolino for services rendered to the Company. We believe that the issuance of the warrant was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2).

On March 21, 2006, we issued 26,250 shares of our common stock to Daniel J. Callahan of Callahan & Blaine in exchange for a partial amount of our outstanding indebtedness to the law firm of Callahan & Blaine for legal services in connection with our Bankruptcy proceedings. The shares were unrestricted pursuant to the S-8 Registration filed with the SEC on February 28, 2006.

On March 21, 2006, we issued 9,000 shares of our commons stock to Stanley Weiner for services rendered to the Company. The shares were unrestricted pursuant to the S-8 Registration filed on February 28, 2006.

On April 18, 2006, we issued 831,481 shares of our common stock to Morton Reed, CEO of the Company, in exchange for accrued debt valued at $130,000. The shares were unrestricted pursuant to the S-8 Registration filed on February 28, 2006.

On April 18, 2006, we issued 50,000 shares of our common stock to Anthony Longo as a sign-on bonus. We believe that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2).

On April 18, 2006, we issued 15,000 shares of our common stock to Rochester Capital Partners, LP and 5,000 shares of our common stock to Joseph Weaver in exchange for all of the issued and outstanding shares of Easy Money Express, Inc. (200,000 shares). We believe that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2).

On April 18, 2006, we issued 100,000 shares of our common stock to Marc Lieberman for services rendered to the Company. The shares were unrestricted pursuant to the S-8 Registration filed with the SEC on February 28, 2006.

On April 18, 2006, we issued 10,700 shares of our common stock to Michael Marcelli for services rendered to the Company. The shares were unrestricted pursuant to the S-8 Registration filed with the SEC on February 28, 2006.

On April 18, 2006, we issued 20,000 shares of our common stock to Kathleen Saur for services rendered to the Company. The shares were unrestricted pursuant to the S-8 Registration filed with the SEC on February 28, 2006.

On April 18, 2006, we issued 163,295 shares of our common stock to Jon M. Leader for services rendered to the Company. The shares were unrestricted pursuant to the S-8 Registration filed with the SEC on February 28, 2006.

On April 20, 2006, we issued 25,000 shares of our restricted common stock to Baldev Singh Grewal of Navin Enterprises, Inc. pursuant to its consulting agreement dated March 1, 2006. We believe that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2).

ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains forward-looking statements. Actual results and events could differ materially from those projected, anticipated, or implicit, in the forward-looking statements as a result of the risk factors set forth below and elsewhere in this report.

With the exception of historical matters, the matters discussed herein are forward-looking statements that involve risks and uncertainties. Forward-looking statements include, but are not limited to, statements concerning anticipated trends in revenues and net income, the date of introduction or completion of our products, projections concerning operations and available cash flow. Our actual results could differ materially from the results discussed in such forward-looking statements. The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes thereto appearing elsewhere herein.

OVERVIEW AND OUTLOOK

We are in the business of investing in litigation recoveries. Business is conducted through our subsidiary, LitFunding USA and its wholly owned limited liability companies. LitFunding USA resumed the business of California LitFunding (our subsidiary who has been in the business since 2000) subsequent to June 17, 2004, after the United States Bankruptcy Court entered an order confirming us and California LitFunding joint plans of reorganization. We raise and advance capital to various law firms pursuant to “Settlement Agreements”. These Settlement Agreements provide that the funds advanced shall be repaid to us, plus a fee, when the lawsuits referenced in the agreement ultimately settle. The amount of the fee payable on the funds advanced depends upon the length of the time the funds are outstanding, up to a fixed limit. Pursuant to the terms of the Settlement Agreements, the Company’s contractual right to payment is limited to the funds ultimately paid to the law firm from the specified lawsuit, or lawsuits, in which the funds are invested or expended.

During the fiscal year ended December 31, 2005, we placed approximately $1.1 Million in funding to law firms, which as of December 31, 2005 we have collected $376,000 in principal and fees, lost $30,000 of principle, and have open and unresolved cases totaling approximately $942,000. We estimate that the principle and fee expected on the open and unresolved cases is approximately $1.7 Million.

Results of Operations

The following overview provides a summary of key information concerning our financial results for the years ended December 31, 2005 and 2004.

Revenues

	Year Ended December 31,		Increase (Decrease)
	2005	2004	$	%
Net Revenue	$ 355,264	$ 1,878,685	$(1,523,421)	(81%)

Revenue: Total revenue was $355,264 and $1,878,685 for the fiscal years ended December 31, 2005 and 2004, respectively. Our decrease in revenue of $1,523,421 is due to the startup nature of the business after the reorganization. Our operating cycle is typically longer than one year for funded cases to generate revenue. We cannot guarantee with certainty when we will generate revenue sufficient to fund ongoing operations. Our future revenues will be reliant on the ability to fund future cases which require shorter periods of funding and strong collection efforts on funded cases as they are resolved.

Operating expenses

	Year Ended December 31,		Increase (Decrease)
	2005	2004	$	%
Reserve for unsuccessful resolution of lawsuits	$76,950	$41,750	$35,200	84%
General and administrative expenses	2,986,487	2,426,248	560,239	23%
Consulting fees – related party	8,301	-	8,301	-
Financing expense	67,288	-	67,288	-
Depreciation and amortization	28,467	26,108	2,359	9%
Preferred stock dividend	1,245	-	1,245	-

Total operating expenses	$3,168,738	$2,494,106	$674,632	27%

Total operating expenses for the year ended December 31, 2005 increased by $674,632 over the year ended December 31, 2004 because of the startup costs associated with the Company’s relocation to Las Vegas, Nevada and the expenditures required to reestablish a marketing and capital acquisition program.

Other income (expense)

	Year Ended December 31,		Increase (Decrease)
	2005	2004	$	%

Other income	$73,953	$41,438	$32,515	78%
Interest (expense)	(57,039)	(24,852)	32,187	130%
Rental income	-	1,500	1,500	-
Amortization of debt discount	(677,484)	-	677,484	-

Total other income (expense)	$(660,570)	$18,086	642,484	3,552%

Our interest expense was $32,187 higher in 2005 than 2004 because we used short term financing to cover operating costs.

Net (loss)

	Year Ended December 31,		Increase (Decrease)
	2005	2004	$	%

Net (loss) before extraordinary gain	$ (3,972,043)	$ (925,355)	$3,046,688	329%

Our net loss before extraordinary gain was approximately 329% higher in the year ended December 31, 2005 as compared to the year ended December 31, 2004 because we had sales in 2005 and there were non-cash professional fees incurred in 2005. Until we can increase sales we will continue to have net losses.

Operation Plan

During the next twelve months we plan to effectuate our business plan and have restarted the marketing of our products and increased our product offerings. Demand for financing continues to remain strong and we have a backlog of requests for advances that we look forward to begin satisfying as soon as we have secured new capital or financing. Additionally, we still intend to start marketing of a new full recourse loan product during 2006. We believe that full recourse loans, which we anticipate will eventually become approximately 10% of our core business, will limit our exposure to losses, allow for earlier recognition of revenue and at the same time answer the demand in the legal community for more traditional borrowing facilities that carry a lower interest rate compared to the fees we currently charge for our non recourse advance product. We intend to expand our geographic market penetration and will explore opportunities to acquire assets or other companies in this industry.

We have cash of approximately $7,121 as of December 31, 2005. In the opinion of management, available funds will not satisfy our working capital requirements for the next twelve months. Nevertheless, our reorganization plan does provide for sufficient revenue to sustain operations.

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

Promissory Notes

On November 9, 2005, we entered into a Promissory Note with Imperial Capital Holdings, LLC. for the principal amount of $10,000. Pursuant to the note we promised to pay to the order of Imperial Capital Holdings the sum of $10,000 together with accrued interest thereon at 12% per annum on any unpaid balance and a one-time processing fee of $500, all due and payable on the maturity date of December 9, 2005. The note plus processing fee was paid on February 16, 2006.

On December 21, 2005, we entered into a Promissory Note with Global Universal Film Group Ent., Inc. for the principal amount of $50,000. Pursuant to the note Global promised to pay us the sum of $50,000 together with interest at the rate of 6% per annum on any unpaid balance. The $50,000 is to pay for the costs and expenses incurred in connection with the merger and was due upon completion of the merger. The note is due on June 30, 2006.

On December 31, 2005, we entered into a Promissory Note with Herbert Stein for the principal amount of $25,000. Pursuant to the note we promised to pay to the order of Herbert Stein $25,000 together with accrued interest thereon at 10% in sixty (60) days. The note was verbally extended and on May 5, 2006, we paid the principal amount plus interest to Herbert Stein.

On February 1, 2006, we entered into a Promissory Note with Davric Corp. for the principal amount of $25,000. Pursuant to the note we promised to pay to the order of Davric Corp. the sum of $25,000 together with accrued interest thereon at 12% in sixty (60) days. The note was verbally extended and on May 9, 2006, we paid the principal amount plus interest to Davric Corp.

Pursuant to our outstanding indebtedness to the law firm of Callahan & Blaine for legal services in connection with our Bankruptcy proceedings, our subsidiary California LitFunding and Michael A. Marcelli entered into a Promissory Note with Daniel J. Callahan for the principal amount of $36,881 on March 1, 2006. Pursuant to the note California LitFunding and Michael A. Marcelli, jointly promised to pay to the order of Daniel J. Callahan the sum of $36,881 with interest thereon at the rate of 8% per annum. Monthly installments commenced on April 1, 2006, in the amount of $7,524 and will continue thereafter on the first day of each month until August 1, 2006, at which time all unpaid principal and accrued interest shall be due and payable. Each monthly payment shall be credited first on the interest then due, and the remainder, if any, on the principal sum; interest shall thereupon cease to accrue on the amount so credited on the principal sum. Should default be made in the payment of any installment due under the note, Mr. Callahan will be entitled to payment of all amounts due plus $8,305 previously waived in consideration for the note and the whole sum of principal and interest shall become immediately due and payable at the option of Mr. Callahan.

On May 10, 2006, Easy Money, our wholly owned subsidiary, entered into a Promissory Note with Davric Corp. for the principal amount of $100,000. Pursuant to the note Easy Money promised to pay to the order of Davric Corp. the sum of $100,000 together with accrued interest thereon at 24% per annum. The principal amount of the note or any part thereof, along with all interest accrued and unpaid thereon, shall be payable to Davric Corp. on or before one year from the date of May 10, 2006.

Investment Agreement with Imperial Capital Holdings

On January 16, 2006, we entered into an Investment Agreement with Imperial Capital Holdings (“Imperial”). Under the terms of the agreement, we agreed to issue and sell to Imperial, and Imperial agreed to purchase from us up to that number of shares of common stock having an aggregate purchase price of $3,000,000. We will be able to require Imperial to purchase up to the $3,000,000 of its common stock over a two-year period commencing on the date a registration statement is declared effective by the SEC covering shares of our common stock underlying the Investment Agreement. These funds will be able to be drawn at our discretion by delivering a written notice (“Put Notice”) stating the amount of funds we wish to draw (“Put Amount”). The Put Amount shall be equal to 93% of the market price of our common stock, as calculated in accordance with the terms of the Investment Agreement, provided that in no event will the Put Amount be greater than $250,000. We shall not be entitled to submit a Put Notice until after the previous closing has been completed. If any closing best bid price during the applicable Pricing Period (the period beginning on the Put Notice date and ending on and including the date that is 5 trading days after such Put Notice date) with respect to any particular Put Notice is less than 75% of any closing best bid price of the common stock for the 10 trading days prior to the Put Notice date, the Put Notice will terminate at our request.

Registration Rights. Pursuant to the terms of the Registration Rights Agreement dated January 16, 2006 with Imperial, we are obligated to file a registration statement registering 8,000,000 shares of our common stock issuable on the date proceeding the filing of the Registration Statement based on the closing bid price of our common stock on such date and the amount reasonably calculated that represents common stock issuable to other parties as set forth in the Investment Agreement except to the extent that the SEC requires the share amount to be reduced as a condition of effectiveness. We shall use commercially reasonable efforts to have the Registration Statement declared effective by the SEC within 180 calendar days after the filing of the Registration Statement.

Placement Agent. In connection with the Investment Agreement, on January 16, 2006 we entered into a Placement Agent Agreement with Brewer Financial Services, LLC., a NASD registered broker-dealer. The Placement Agent will render consulting services to us with respect to the Investment Agreement and will be available for consultation in connection with the advances to be requested by us pursuant to the Investment Agreement. We agreed to pay to the Placement Agent 1% of the gross proceeds from each draw for all services in connection with the Placement Agent Agreement.

Satisfaction of our cash obligations for the next 12 months.

As of December 31, 2005, our cash balance was $7,121. Over the next twelve months we believe that existing capital and anticipated funds from operations will not be sufficient to sustain operations and planned expansion. Our plan for satisfying our cash requirements for the next twelve months is through additional equity, third party financing, and/or traditional bank financing. We intend to make appropriate plans to insure sources of additional capital in the future to fund growth and expansion through additional equity or debt financing or credit facilities. No assurance can be made that such financing would be available, and if available it may take either the form of debt or equity. In either case, the financing could have a negative impact on our financial condition and our Stockholders.

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

Going Concern

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

We do not anticipate performing any significant product research and development under our plan of operation until such time as we complete a merger or acquisition.

Expected Purchase or sale of plant and significant equipment.

We do not anticipate the purchase or sale of any plant or significant equipment, as such items are not required by us at this time or anticipated to be needed in the next twelve months.

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

Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources, primarily allowance for doubtful accounts receivables, accruals for other costs, and the classification of net operating loss and tax credit carry forwards between current and long-term assets. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in this report.

FACTORS THAT MAY AFFECT OUR RESULTS OF OPERATION

Our cash flow depends on a lengthy collection cycle and factors beyond our control that may require us to obtain interim financing.

Our procedures and underwriting process have been changed to try and lessen our risk and to shorten our collection cycle. Nevertheless, our collection cycle on advances made will remain lengthy compared to other similar industries. We believe that cases we advance funds to attorneys on may take between 18 months and 36 months to reach resolution. Larger cases may take longer to reach resolution. Once we advance the money, the collection cycle is out of our control and this may force us to seek other sources of capital to fund our overhead expenses. There can be no assurance that in such an event we could find such financing or that, if we could, the financing would be available on satisfactory terms.

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

Our business of funding plaintiffs and plaintiff attorneys may be in potential conflict with champerty laws.

Champerty, as defined by Black’s Law Dictionary, “is a bargain to divide the proceeds of litigation between the owner of the liquidated claim and a party supporting or enforcing the litigation.”  Different states impose rules on the champerty process.  We research state champerty laws prior to advancing capital to plaintiffs and plaintiff attorneys, however, if we were to be found in violation of states champerty laws it could have a material adverse effect on us and our results of operations.

We have historically had losses from operations and losses may continue in the future, which may cause us to curtail operations.

Since our inception we have not been profitable and have lost money on both a cash and non-cash basis. For the year ended December 31, 2005, we incurred net losses of $3,972,043. Our accumulated deficit at the end of December 31, 2005 was $10,197,319. Future losses are likely to occur, as we are dependent on spending money to pay for our operations. No assurances can be given that we will be successful in reaching or maintaining profitable operations. Accordingly, we may experience liquidity and cash flow problems. If our losses continue, our ability to operate may be severely impacted or alternatively we may be forced to terminate our operations.

We are subject to a working capital deficit, which means that our current assets on December 31, 2005 were not sufficient to satisfy our current liabilities and, therefore, our ability to continue operations is at risk.

We had a working capital deficit for the year ended December 31, 2005 which means that our current liabilities exceeded our current assets on December 31, 2005 by $1,271,808. Current assets are assets that are expected to be converted to cash within one year and, therefore, may be used to pay current liabilities as they become due. Our working capital deficit means that our current assets on December 31, 2005 were not sufficient to satisfy all of our current liabilities on December 31, 2005. If our ongoing operations do not begin to provide sufficient profitability to offset the working capital deficit, we may have to raise capital or debt to fund the deficit or curtail future operations.

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

  Disclose certain price information about the stock;

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

ITEM 7.	FINANCIAL STATEMENTS

See Index to Financial Statements and Financial Statement Schedules appearing on page F-1 through F-20 of this Form 10-KSB.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We have appointed Lawrence Scharfman & Co., CPA, P.C., as the Company's independent accountants for the year ended December 31, 2005. This is a change in accountants recommended by the Company's Executive Management and approved by the Company's Board of Directors. We dismissed Epstein Weber & Conover, PLC and engaged Lawrence Scharfman & Co., CPA, P.C. on April 28, 2006. During the most recent two fiscal years and during the portion of 2006 preceding the Board’s decision, neither the Company, nor anyone engaged on its behalf, has consulted with Lawrence Scharfman & Co., CPA, P.C., regarding: (i) either the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company’s financial statements; or (ii) any matter that was either the subject of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K) or a reportable event (as described in Item 304(a)(1)(v) of Regulation S-K).

The report of Epstein Weber & Conover, PLC on the Company’s consolidated financial statements for the fiscal years ended December 31, 2004 and 2003 did not contain an adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles, except for Epstein Weber & Conover, PLC issuance of going concern opinions on the financial statements for the fiscal years ended December 31, 2004 and 2003. From March 26, 2004, the date when Epstein Weber & Conover, PLC was appointed as the Company’s independent accountant, and for the most recent fiscal year and the subsequent interim period ending on April 27, 2006, when Epstein Weber & Conover, PLC was dismissed as the Company’s independent accountant, there were no disagreements between the Company and Epstein Weber & Conover, PLC on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Epstein Weber & Conover, PLC would have caused it to make a reference to the subject matter of the disagreement in connection with its audit reports.

The change in accountants does not result from any dissatisfaction with the quality of professional services rendered by Epstein Weber & Conover, PLC, as the independent accountants of the Company.

Epstein Weber & Conover, PLC, in their letter filed as Exhibit 16 to Form 8-K filed on May 15, 2006, states in part that “during the past two fiscal years, we have informed management of LitFunding Corp. of significant deficiencies in internal controls which we believe is a reportable event under 304(a)(1)(iv)(B)(1) of Regulation SB.”

The Company does not disagree with Epstein Weber & Conover’s statement, in that in the first quarter of 2005 the Company’s audit committee was informed of Epstein Weber & Conover’s inability to rely on the competency of the Company’s prior Chief Financial Officer which resulted in a lack of internal controls necessary to develop reliable financial statements. The communication from Epstein Weber & Conover to the Company’s audit committee resulted in the termination of the services of its prior CFO in June of 2005. In an attempt to prevent future significant deficiencies, the Company has retained the services of an outside consulting firm, Opus Pointe, to assist in curing deficiencies in its internal controls.

ITEM 8A.	CONTROLS AND PROCEDURES

We conducted an evaluation, with the participation of Morton Reed, our Chief Executive Officer, and Terry Gabby, our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of December 31, 2005, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, Messrs. Reed and Gabby have concluded that as of December 31, 2005, our disclosure controls and procedures were not effective at the reasonable assurance level, primarily due to our inability to timely file this report on Form 10-KSB within the time frame prescribed by the Securities and Exchange Commission.

In light of our inability to timely file this report, we performed additional analysis and other post-closing procedures to ensure our consolidated financial statements were prepared in accordance with generally accepted accounting principles. Accordingly, we believe that the consolidated financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

Other than the deficiency and weakness described above, Mr. Reed, our Chief Executive Officer and Mr. Gabby, our Chief Financial Officer concluded that our disclosure controls and procedures are otherwise effective.

In an attempt to prevent further breakdowns in our internal control over financial and disclosure reporting, we have engaged the services of an independent financial consultant to assist us in the preparation of our financial statements in accordance with GAAP and assist in the evaluation of our financial statement disclosures. This was our only change in our internal control over financial reporting for the most recent quarter ended December 31, 2005.

ITEM 8B.	OTHER INFORMATION

None.

PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The members of our board of directors serve for one year terms and are elected at the next annual meeting of stockholders, or until their successors have been elected. The officers serve at the pleasure of the board of directors.

Resignations and Appointments of Officers and Directors

Effective July 1, 2005, Andrew Scherr resigned as a Director of the Company. Mr. Scherr’s resignation was not a result of any disagreements with the Company. Concurrently, the board of directors appointed Donald Hejmanowski as a Director of the Company. Also, effective July 1, 2005, the board of directors appointed Terry Gabby as Chief Financial Officer and Treasurer of the Company.

Effective November 4, 2005, Robert P. Amira resigned as Executive Vice President of the Company. Mr. Amira’s resignation was not a result of any disagreements with the Company.

Information as to our current directors and executive officers is as follows:

Name	Age	Title	Term
Morton Reed	73	President, CEO and Director	December 2000
Stanley Weiner	64	Director and VP of Finance	Director since October 2003 &VP of Finance since December 2000
Donald Hejmanowski	45	Director	July 2005
Terry Gabby	61	CFO and Treasurer	July 2005
Dermot Ryan	58	Secretary	June 2005

Duties, Responsibilities and Experience

Morton Reed, Ph.D., 73, has served as President, CEO and a Director of the Company since December 2000. Dr. Reed served in the United States Marine Corps during the Korean War. After returning from overseas he attended UCLA for his undergraduate studies in English and Philosophy. From 1960 through 1980 he served as an executive in several business ventures: CEO of Cathay Studios, from 1960 to 1968; CEO of Orient Limited of Nevada from 1968 to 1972; President and Chairman of AAlpha Mortgage Company from 1970 to 1982. During this time he continued with his education earning a Masters Degree in Psychology form Antioch University in 1973 and a Doctorate in philosophy in Clinical Psychology from California Graduate Institute in 1975. In 1996 Dr. Reed joined Magnolia Studios a post production facility in Burbank, CA and helped effect a rate of that company to Millennium Studios which appointed him interim CEO. He left Millennium in 1999 and joined Case Financial, a litigation funding company where he served as VP of Sales. In November 2000, Dr. Reed left Case Financial to for LitFunding Corp. where he remains as President. Dr. Reed is not an officer or director of any other reporting company.

Stanley B. Weiner, 64, has served as a Director of the Company since October 2003 and Vice President of Finance of the Company since December 2000. Mr. Weiner has more than 35 years experience creating and running businesses. Mr. Weiner was the founding officer of Gemini Financial Corporation, a NASD Broker/Dealer from 1970 through 1975, President of APA, Real Estate Syndication Company from 1975 through 1978, Managing Partner of Agri-World Partnership from 1978 through 1983, an agricultural project syndication company with offices throughout Europe and the Middle East. Mr. Weiner was a Founding Officer/President of Regent Properties from 1985 through 1990, and Chief Executive Officer of Wise Industries from 1990 through 1993, a company specializing in pollution control devices. In 1978, Mr. Weiner founded Western Pacific Investment Corporation, centers and agricultural properties in addition to packaging many tax-sheltered investments. As a result of the foregoing activities, Mr. Weiner has extensive experience in marketing, acquiring, financing and developing commercial and agricultural property, negotiating agreements and packaging transactions. Mr. Weiner received his Bachelor of Arts degrees in both Psychology and Economics from California State University at Long Beach in 1966. He also did graduate work in both fields at UCLA. Mr. Weiner has in the past held a National Association of Securities Dealers Principals license and is a licensed Real Estate Broker. Mr. Weiner is not an officer or director of any other reporting company.

Donald Hejmanowski, 45, has served as a Director of the Company since July 1, 2005. Mr. Hejmanowski has been a stockholder of the Company, and has over 25 years of experience in the financial markets. In 1980, he began a career in the brokerage community, going on to serve in various positions in the investment world, including stockbroker, branch manager, Vice President of trading operations and as a principal of a firm. In 1990, Mr. Hejmanowski left the brokerage community to work directly for public companies, and with private companies seeking to go public. His work has included corporate capital structure, mergers and acquisitions. Mr. Hejmanowski has served on the board of directors of 3dShopping.com, an American Stock Exchange listed company, and three companies listed on the Over-the-Counter Bulletin Board: from January 2001 to February 2002, Mr. Hejmanowski served on the board of NuTek, Inc.; from February 2001 to November 2001, he served on the board of directors of NetCommerce, Inc. and from December 2001 to May 2003, he served on the board of Photonics, Inc. He has also served on the compensation committee and audit committee for 3dShopping.com. Mr. Hejmanowski also served as an officer and director of five start-up private entities. In 1981, he earned his Bachelor of Science degree in finance and a Bachelor of Arts degree in economics from Eastern Illinois University. Mr. Hejmanowski is not an officer or director of any other reporting company.

Terry Gabby, 61, has served as Chief Financial Officer and Treasurer of the Company since July 1, 2005. Mr. Gabby has over 30 years’ experience in executive management, auditing and finance. As the senior auditor for a regional audit firm, Seidman & Seidman CPA's, he was the senior in charge of audits for several publicly held companies in the casino and manufacturing industries. From 1981 to 1991, Mr. Gabby was the corporate director of internal audit for Sahara Resorts, Inc., a publicly traded company with several gaming subsidiaries and time-share properties. As a consultant for various clients, Mr. Gabby has developed and implemented financial accounting systems, internal control systems and participated in establishing review procedures for compliance testing as required under the Sarbanes-Oxley Act. The past seven years, Mr. Gabby has held the executive positions of Chief Financial Officer and

Controller for several large tribal gaming enterprises located in several state jurisdictions. These enterprises were business start-ups requiring loan acquisitions, funding distributions, construction cost control and the development of financial reporting systems. Mr. Gabby earned his Bachelor of Science degree in accounting from the University of Nevada, Las Vegas College of Business Administration in 1973. Mr. Gabby will receive a salary of $55,000 annually, and will receive a signing bonus of 10,000 options to purchase shares of the Registrant's common stock at $0.41 per share. Mr. Gabby is not an officer or director of any other reporting company.

Dermot Ryan, 58, has served as Secretary of the Company since June 2005. Mr. Ryan graduated from UCLA with a BS degree in Political Science/International Relations. Mr. Ryan was a member of the Dean’s List. He received his Juris Doctor degree from Southwestern University of Law in 1976. Mr. Ryan served in the U.S. Army in Viet Nam from 1969 to 1970. Mr. Ryan has over 20 years experience in major complex personal injury litigation, medical malpractice, product liability, toxic tort, business litigation, and employment litigation. Mr. Ryan has extensive and successful appellate experience.

Election of Directors and Officers.

Directors are elected to serve until the next annual meeting of stockholders and until their successors have been elected and qualified. Officers are appointed to serve until the meeting of the Board of Directors following the next annual meeting of stockholders and until their successors have been elected and qualified.

No Executive Officer or Director of the Company has been the subject of any Order, Judgment, or Decree of any Court of competent jurisdiction, or any regulatory agency permanently or temporarily enjoining, barring suspending or otherwise limiting him from acting as an investment advisor, underwriter, broker or dealer in the securities industry, or as an affiliated person, director or employee of an investment company, bank, savings and loan association, or insurance company or from engaging in or continuing any conduct or practice in connection with any such activity or in connection with the purchase or sale of any securities.

No Executive Officer or Director of the Company has been convicted in any criminal proceeding (excluding traffic violations) or is the subject of a criminal proceeding which is currently pending.

No Executive Officer or Director of the Company is the subject of any pending legal proceedings.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires our executive officers and directors, and persons who beneficially own more than ten percent of our common stock, to file initial reports of ownership and reports of changes in ownership with the SEC. Executive officers, directors and greater than ten percent beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based upon a review of the copies of such forms furnished to us and written representations from our executive officers and directors, we believe that as of the date of this filing they were all current in there filings.

Audit Committee and Financial Expert

We do not have an Audit Committee, our directors perform some of the same functions of an Audit Committee, such as: recommending a firm of independent certified public accountants to audit the annual financial statements; reviewing the independent auditors independence, the financial statements and their audit report; and reviewing management's administration of the system of internal accounting controls. The Company does not currently have a written audit committee charter or similar document.

We have no financial expert. We believe the cost related to retaining a financial expert at this time is prohibitive. Further, because of our start-up operations, we believe the services of a financial expert are not warranted.

Code of Ethics

A code of ethics relates to written standards that are reasonably designed to deter wrongdoing and to promote:

(1)	Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;
(2)	Full, fair, accurate, timely and understandable disclosure in reports and documents that are filed with, or submitted to, the Commission and in other public communications made by an issuer;
(3)	Compliance with applicable governmental laws, rules and regulations;
(4)	The prompt internal reporting of violations of the code to an appropriate person or persons identified in the code; and
(5)	Accountability for adherence to the code.

We have not adopted a corporate code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

Our decision to not adopt such a code of ethics results from our having only three officers and three directors operating as the management for the Company. We believe that as a result of the limited interaction which occurs having such a small management structure for the Company eliminates the current need for such a code, in that violations of such a code would be reported to the party generating the violation.

Nominating Committee

We do not have a Nominating Committee or Nominating Committee Charter. Our board of directors, perform some of the functions associated with a Nominating Committee. We have elected not to have a Nominating Committee in that we are a development stage company with limited operations and resources.

ITEM 10.	EXECUTIVE COMPENSATION

The following table sets forth the cash compensation of the Company’s executive officers during the last three fiscal years of the Company. The remuneration described in the table does not include the cost of the Company of benefits furnished to the named executive officers, including premiums for health insurance and other benefits provided to such individuals that are extended in connection with the conduct of the Company’s business.

Summary Compensation Table

Name and Principal Position	Year	Annual Compensation			Long Term Compensation
		Salary	Bonus	Other Annual Compen- sation	Awards		Payouts	All other compensation
					Restricted Stock	Options	LTIP payouts
Morton Reed, Ph.D. President, CEO & Director	2003	$175,845 (1)	-0-	-0-	-0-	32,500 (2)	-0-	200,000 (3)
	2004	$150,000 (4)	-0-	-0-	-0-	450,000 (5)	-0-	-0-
	2005	$118,750 (6)	-0-	$3,500 (7) $26,019.04 (8)	-0-	1,000,000 (9)		112,500 (10)

David Cohen, Former CFO, Secretary & Treasurer (11)	2003	$125,000	-0-	-0-	-0-	100,000 (12)	-0-	-0-
	2004	$125,000	-0-	(13)	-0-	175,000 (14) 350,000 (14)	-0-	-0-
	2005	$52,083.30	-0-	$9,088.72 (15)	-0-	-0-	-0-	-0-

Michael Marcelli, Former General Counsel	2003	$100,000	-0-	-0-	-0-	20,000 (16)	-0-	-0-

(1)	Dr. Reed voluntarily stopped taking salary in mid 2003 to assist the Company in the financing of ongoing litigation. He received $175,845 out of the $252,000 and accrued the remaining $76,155 in 2003.
(2)	The options are exercisable at $1.00 per share and expire on February 3, 2007.
(3)	Dr. Reed received 200,000 warrants to purchase shares of our common stock at $0.10 per share which expire on December 22, 2006.
(4)	Dr. Reed resumed taking salary in 2004 but took only $150,000 of the $252,000 and accrued the remaining $102,000.
(5)	The options are exercisable at $0.10 per share and expire on June 23, 2007.
(6)	Dr. Reed received $118,750 out of the $252,000 and accrued the remaining $133,250 in 2005.
(7)	Dr. Reed received $3,500 in board member fees and accrued $21,000 in 2005.
(8)	Dr. Reed received $26.019.04 as reimbursement for his rent, telephone, utilities, Cable and automobile fees.
(9)	500,000 options are exercisable at $0.53 per share and expire on January 20, 2015 and the other 500,000 options are exercisable at $0.99 per share and expire on September 6, 2008.
(10)	Dr. Reed received 112,500 warrants to purchase shares of our common stock at $0.20 per share and expire on dates beginning on August 6, 2009 through May 6, 2010.

(11)	Mr. Cohen resigned as Chief Financial Officer, Secretary and Treasurer effective June 15, 2005.
(12)	The options are exercisable at $0.01 per share and expire on dates beginning on June 7, 2007 through April 2, 2008.
(13)

Medical $380 per month; cost of approximately 4 nights lodging in Las Vegas and airline fare from San Diego to Las Vegas, per week beginning in October 2004 (estimated average $400 per week). Prior to that we provided Mr. Cohen’s cost of 3 nights lodging in Los Angeles at approximately $250 per week.

(14)	The 175,000 options are exercisable at $0.10 per share and expire on March 3, 2007 and the 350,000 options are exercisable at $0.30 per share and expire on December 21, 2014.
(15)	Mr. Cohen received $9,088.72 in lodging reimbursements.
(16)	The options are exercisable at $1.00 per share and expire on February 3, 2007.

Employment Agreements

Morton Reed

Effective September 5, 2002, we entered into an employment agreement with Morton Reed wherein Mr. Reed agreed to serve as the Company’s Chief Executive Officer and President. The term of employment is for four (4) years. We agreed to pay Mr. Reed annual compensation of $252,000. In addition to the cash compensation, Mr. Reed is entitled to the use of a Company vehicle. Mr. Reed voluntarily stopped taking salary in mid 2003 to assist the Company in the financing of ongoing litigation. Mr. Reed resumed taking a salary in 2004 but took only $150,000. Mr. Reed has agreed to accrue such portions of his salary ($355,915 as of December 31, 2005) as deemed relevant by the board of directors until such time as the Company is adequately capitalized and able to pay such salary.

David Cohen

On April 2, 2003, we entered into an employment agreement with David Cohen wherein Mr. Cohen agreed to serve as the Company’s Chief Financial Officer. We agreed to pay Mr. Cohen a sign on bonus of $8,541 in shares of our common stock, an annual salary of $125,000, and 100,000 options to purchase shares of our common stock at $0.01 per share. Of the 100,000 options, 25,000 expire on June 2, 2007, 25,000 expire on October 2, 2007, 25,000 expire on January 2, 2008 and 25,000 expire on April 2, 2008. Effective June 15, 2005, Mr. Cohen resigned as Chief Financial officer of the Company.

Terry Gabby

On June 29, 2005, we entered into an employment agreement with Terry Gabby wherein Mr. Gabby agreed to serve as the Company’s Chief Financial Officer. We agreed to pay Mr. Gabby an annual salary of $55,000. On July 1, 2005, we granted Mr. Gabby 10,000 options to purchase shares of our common stock at $0.41 per share which expire on July 1, 2007.

Director Compensation and Other Arrangements

All directors will be reimbursed for expenses incurred in attending Board or committee, when established, meetings. From time to time, certain directors who are not employees may receive shares of our common stock.

Compensation Committee

We currently do not have a compensation committee of the board of directors. Until a formal committee is established our entire board of directors will review all forms of compensation provided to our executive officers, directors, consultants and employees, including stock compensation.

Option Grants in Last Fiscal Year

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

The following table presents information, to the best of our knowledge, about the beneficial ownership of our common stock on May 16, 2006 relating to the beneficial ownership of our common stock by those persons known to beneficially own more than 5% of our capital stock and by our directors and executive officers. The percentage of beneficial ownership for the following table is based on 21,083,902 shares of common stock outstanding.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and does not necessarily indicate beneficial ownership for any other purpose. Under these rules, beneficial ownership includes those shares of common stock over which the stockholder has sole or shared voting or investment power. It also includes shares of common stock that the stockholder has a right to acquire within 60 days through the exercise of any option, warrant or other right. The percentage ownership of the outstanding common stock, however, is based on the assumption, expressly required by the rules of the Securities and Exchange Commission, that only the person or entity whose ownership is being reported has converted options or warrants into shares of our common stock.

Security Ownership of Management

Name of Beneficial Owner (1)	Number of Shares	Percent Beneficially Owned (2)
Morton Reed, Ph.D., President, CEO, Chairman c/o 3700 Pecos McLeod Dr., Ste. 100 Las Vegas, NV 89121	8,217,548 (3)	39%
Stanley Weiner, VP of Finance and a Director c/o 3700 Pecos McLeod Dr., Ste. 100 Las Vegas, NV 89121	1,349,700 (4)	6%
Donald Hejmanowski, Director c/o 3700 Pecos McLeod Dr., Ste. 100 Las Vegas, NV 89121	454,520	2%
Terry Gabby, Chief Financial Officer & Treasurer c/o 3700 Pecos McLeod Dr., Ste. 100 Las Vegas, NV 89121	10,000 (5)	0%
Dermot Ryan, Secretary c/o 3700 Pecos McLeod Dr., Ste. 100 Las Vegas, NV 89121	10,000 (6)	0%
All Directors & Officers as a Group	10,041,768	48%

  As used in this table, “beneficial ownership” means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to Common Stock (i.e., the power to dispose of, or to direct the disposition of, a security).

  Rounded to the nearest whole percentage.

  Includes 1,282,500 options to purchase shares of our common stock at prices ranging from $0.30 to $1.00 per share and 162,500 warrants to purchase shares of our common stock at prices ranging from $0.10 to $0.20 per share.

  Includes 650,000 options to purchase shares of our common stock at prices ranging from $0.33 to $0.99 per share and 37,500 warrants to purchase shares of our common stock at $0.20 per share.

  Mr. Gabby holds 10,000 options to purchase shares of our common stock at $0.41 per share.

  Mr. Ryan holds 10,000 options to purchase shares of our common stock at $0.845 per share.

Security Ownership of Certain Beneficial Owners

Name of Beneficial Owner (1)	Number of Shares	Percent of Class (2)
Stanley Tomchin One Turnberry Place, Unit 602 2877 Paradise Road Las Vegas, NV 89109	1,236,400 (3)	6%
Gary Rasmussen Rochester Capital Partners 11684 Ventura Studio City, CA 91604	1,500,000	7%
Beneficial Owners as a Group	2,736,400	13%

(1)

As used in this table, “beneficial ownership” means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to Common Stock (i.e., the power to dispose of, or to direct the disposition of, a security).

(2)	Rounded to the nearest whole percentage.
(3)	The number of shares used is based on the information reported on the beneficial owners Form 3 Filed on July 6, 2005.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

We lease our corporate office space from an affiliate of Mr. Stanley Weiner, current board member. The 6,600 square feet constitutes less than 25% of the total of 30,000 square feet available for lease in that office building in Las Vegas with two other long term established tenants taking up the remaining leaseable space, therefore we believe that the overall financial viability of operating that building does not depend on our lease of space in that office building.

Employment Agreement with Morton Reed

Effective September 5, 2002, we entered into an employment agreement with Morton Reed wherein Mr. Reed agreed to serve as the Company’s Chief Executive Officer and President. The term of employment is for four (4) years. We agreed to pay Mr. Reed annual compensation of $252,000. In addition to the cash compensation, Mr. Reed is entitled to the use of a Company vehicle. Mr. Reed voluntarily stopped taking salary in mid 2003 to assist the Company in the financing of ongoing litigation. Mr. Reed resumed taking a salary in 2004 but took only $150,000. Mr. Reed has agreed to accrue such portions of his salary as deemed relevant by the board of directors until such time as the Company is adequately capitalized and able to pay such salary. As of December 31, 2005, Mr. Reed had accrued salary of $355,915.

ITEM 13.	EXHIBITS

(a)	Exhibits

Exhibit Number	Description
2.1

Plan and agreement of merger between RP Entertainment Inc., RP Acquisition Corp. and LitFunding Corp. dated February 21, 2003 (Incorporated by reference to the exhibits to Form 8-K filed on March 11, 2003)

2.2	U.S. Bankruptcy Court Stipulation between LitFunding Corporation and Petitioning Creditors dated November 14, 2003 (Incorporated by reference to the exhibits to Form 8-K filed on December 4, 2003)
2.3	U. S. Bankruptcy Court Notice of Entry of Judgement (Incorporated by reference to the exhibits to Form 8-K filed on December 4, 2003)
2.4	U.S. Bankruptcy Court Chapter 11 Plan of Reorganization dated April 7, 2004 (Incorporated by reference to the exhibits to Form 8-K filed on July 6, 2004)
2.5

Agreement and Plan of Merger between LitFunding Inc., LFDG Subsidiary Corp. and Easy Money Express Inc. dated February 7th, 2006 (Incorporated by reference to the exhibits to Form 8-K filed on February 13, 2006)

3(i).1	Articles of Incorporation dated July 2, 1996 (Incorporated by reference to the exhibits to Form SB-2 filed on June 19, 2001)
3(i).2	Certificate of Amendment to Articles of Incorporation dated September 4, 1996 (Incorporated by reference to the exhibits to Form SB-2 filed on June 19, 2001)
3(ii).1	By-Laws dated September 2, 1996 (Incorporated by reference to the exhibits to Form SB-2 filed on June 19, 2001)
3(ii).2	Amendment of By-laws dated March 5, 1997 (Incorporated by reference to the exhibits to Form SB-2 filed on June 19, 2001)
4.1	Common Stock Certificate Form (Incorporated by reference to the exhibits to Form SB-2 filed on June 19, 2001)
10.1	Agreement between RP Entertainment Inc. and Brutus Productions dated May 1, 1999 (Incorporated by reference to the exhibits to Form SB-2A filed on August 3, 2001)
10.2	Amended 2002 Employee Stock Compensation Plan Prospectus dated September 2, 2003 (Incorporated by reference to the exhibits to Form S-8 filed on September 10, 2003)
10.3	Amended 2002 Employee Stock Compensation Plan Certification of Plan Adoption dated September 2, 2003 (Incorporated by reference to the exhibits to Form S-8 filed on September 10, 2003)
10.4	2004 Stock Option Plan dated March 9, 2004 (Incorporated by reference to the exhibits to Form DEF 14A filed on July 13, 2004)
10.5	Employment Agreement between LitFunding USA and Stephen D. King dated October 2004 (Incorporated by reference to the exhibits to Form S-8 filed on October 28, 2004)
10.6	Investment Agreement between LitFunding Corp. and Dutchess Private Equities Fund, L.P. dated January 14, 2005 (Incorporated by reference to the exhibits to Form 8-K filed on January 21, 2005)
10.7	Registration Rights Agreement between LitFunding Corp. and Dutchess Private Equities Fund, L.P. dated January 14, 2005 (Incorporated by reference to the exhibits to Form 8-K filed on January 21, 2005)
10.8	Option Agreement between Silver Dollar Productions Inc. and Morton Reed dated January 31, 2005 (Incorporated by reference to the exhibits to Form PRE 14C filed on March 21, 2005)
10.9	Certificate of Designation dated July 25, 2005 (Incorporated by reference to the exhibits to Form S-8 filed on July 28, 2005)
10.10	Binding letter of intent of merger between LitFunding Corp. and Cashwize Inc. dated September 15, 2005 (Incorporated by reference to the exhibits to Form 8-K filed on September 19, 2005)
10.11	Letter of intent of merger between LitFunding Corp. and Easy Money Express Inc. dated December 14, 2005 (Incorporated by reference to the exhibits to Form 8-K filed on January 3, 2006)
10.12

Binding Letter of Intent between Silver Dollar Productions, Inc. and Global Universal Film, Group Ent. Inc. dated December 21, 2005 (Incorporated by reference to the exhibits to Form 8-K filed on January 12, 2006)

10.13	Investment Agreement with Imperial Capital Holdings, dated January 16, 2006 (Incorporated by reference to the exhibits to Form 8-K filed on February 1, 2006)
10.14	Registration Rights Agreement with Imperial Capital Holdings, dated January 19, 2006 (Incorporated by reference to the exhibits to Form 8-K filed on February 1, 2006)

10.15	Placement Agent Agreement with Brewer Financial Services, LLC., dated January 16, 2006 (Incorporated by reference to the exhibits to Form 8-K filed on February 1, 2006)
10.16	2006 Non-Qualified Stock Compensation Plan (Incorporated by reference to the exhibits to Form S-8 filed on February 28, 2006)
10.19*	Share Exchange Agreement with Easy Money Express, Inc., dated March 31, 2006
20	Letter to Shareholders dated March 11, 2003 (Incorporated by reference to the exhibits to Form 8-K filed on March 11, 2003)
21	List of Subsidiaries : California LitFunding, E.Evolution Expeditions and LitFunding USA (Incorporated by reference to the exhibits to Form 10-KSB filed on March 21, 2005)
31.1*	Certification of Morton Reed pursuant to Section 302 of the Sarbanes-Oxley Act
31.2*	Certification of Terry Gabby pursuant to Section 302 of the Sarbanes-Oxley Act
32.1*	Certification of Morton Reed pursuant to Section 906 of the Sarbanes-Oxley Act
32.2*	Certification of Terry Gabby pursuant to Section 906 of the Sarbanes-Oxley Act

______

*	Filed herewith.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

(1) AUDIT FEES

The aggregate fees billed for professional services rendered by Epstein Weber & Conover, PLC, for the audit of our annual financial statements and review of the financial statements included in our Form 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for fiscal year 2004 was $50,346 and the aggregate fees billed for the review of the financial statements included in our Form 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for fiscal year 2005 was $25,035.

The aggregate fee billed for professional services rendered by Lawrence Scharfman & Co., CPA, P.C., for the audit of our annual financial statements for fiscal year 2005 was $25,000.

(2) AUDIT-RELATED FEES

The aggregate fees billed by Kabani & Company, our accountant for fiscal 2003, in fiscal year 2004 was $5,000 which was related to a consent required in the filing of the SB-2 filed in December 2004.

(3) TAX FEES

Not applicable.

(4) ALL OTHER FEES

Not applicable.

(5) AUDIT COMMITTEE POLICIES AND PROCEDURES

We do not have an audit committee.

(6) If greater than 50 percent, disclose the percentage of hours expended on the principal accountant's engagement to audit the registrant's financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full-time, permanent employees.

Not applicable.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LITFUNDING CORP.

By: /s/ Morton Reed

Morton Reed, President

Date: May 19, 2006

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Morton Reed	President, Ceo, Chairman	May 19, 2006
Morton Reed

/s/ Stanley Weiner	VP Finance, Director	May 19, 2006
Stanley Weiner

/s/ Donald Hejmanowski	Director	May 19, 2006
Donald Hejmanowski

/s/ Terry Gabby	Chief Financial Officer	May 19, 2006
Terry Gabby

TABLE OF CONTENTS

PAGES

Lawrence Scharfman & Co., CPA P.C.

Certified Public Account

18 E. SUNRISE HIGHWAY, #203	9608 HONEY BELL CIRCLE
FREEPORT, NY 11520	BOYNTON BEACH, FL 33437
TELEPHONE: (516) 771-5900	TELEPHONE: (561) 733-0296
FACSIMILE: (516) 771-2598	FACSIMILE: (561) 740-0613

INDEPENDENT AUDITORS' REPORT

LITFUNDING CORP.

3700 PECOS MCLEOD STE 100

LAS VEGAS NEV 89121 •

We have audited the accompanying balance sheet of Litfunding Corp. (a Nevada corporation) as of December 31, 2005 and the related statements of operations, stockholders equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The statements for 2004 and prior were audited by another auditor.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles, used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Litfunding Corp. as of December 31,2005 and the results of operations and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Boynton Beach Florida	/s/ Lawrence Scharfman
May 3, 2006	Lawrence Scharfman CPA PA

- LICENSED IN FLORIDA & NEW YORK -

LitFunding Corp

Consolidated Balance Sheets

	For the years ended
	December 31,	December 31,
	2005	2004
Assets

Current assets:
Cash and cash equivalents	$7,121	$341,522
Accounts receivable, net	27,970	112,500
Contigent advances less reserves for unsuccessful
resolution of lawsuits	1,068,300	375,750
Note receivable	100,181	-
Total current assets	1,203,572	829,772

Fixed assets, net	39,402	64,136
Total fixed assets	39,402	64,136

Other assets
Other assets	20,881	45,234
Total other assets	20,881	45,234
Total assets	$1,263,855	$939,142

Liabilities and Stockholders' Equity

Liabilities not subject to compromise
Accounts payable	$709,545	$479,563
Accrued expenses	384,167	298,444
Deferred revenue	141,668	-
Notes payable	65,000	500,000
Investor participation obligations	1,175,000	438,898
Interest payable	-	3,579
Total current liabilities not subject to compromise	2,475,380	1,720,484

Liabilities subject to compromise
Trade and miscellaneous claims	380,210	621,403
Debentures	200,000	200,000
Total liabilities subject to compromise	580,210	821,403
Total liabilities	3,055,590	2,541,887

Stockholders' equity:
Series A Convertible preferred Stock, par value $0.001,
2,000,000 shares authorized, 800,000 shares issued and and outstanding	800	-
Common stock, $0.001 par value, 50,000,000 shares
authorized, 16,217,402 and 11,220,063 shares issued and outstanding at December 31, 2005 and 2004, respectively	16,217	11,221
Shares authorized & unissued	-
Subscription Payable	327,139
Additional paid-in capital	8,061,428	4,611,310
Accumulated (deficit)	(10,197,319)	(6,225,276)
	(1,791,735)	(1,602,745)
	$1,263,855	$939,142

LitFunding Corp

Statements of Operations

	For the years ending
	December 31,
	2005	2004

Net Revenue	$355,264	$1,878,685

Expenses:
Reserve for unsuccessful resolution of lawsuits	$76,950	$41,750
General and administrative expenses	2,986,487	2,426,248
Consulting fees - related party	8,301	-
Financing expense	67,288
Depreciation & Amortization	28,467	26,108
Preferred stock dividend	1,245	-
Total operating expenses	3,168,738	2,494,106

Net operating (loss)	(2,813,474)	(615,421)

Other income (expenses):
Other income	73,953	41,438
Interest expense	(57,039)	(24,852)
Rental Income	-	1,500
Amortization of debt discount	(677,484)	-
Total other income (expenses)	(660,570)	18,086

Loss before reorganinization items,
extraordinary gain and income taxes	$(3,474,043)	$(597,335)

Bad debt in connection with share issuance	498,000	-

Reorganization items:	-	328,000
Legal fees

Loss before extraordinary gain and income taxes	(3,972,043)	(925,335)

Extraordinary gain (loss), net of income taxes	-	14,131,116

Income (Loss) before Income taxes	(3,972,043)	13,205,781

Income tax (benefit) provision	-	-

Net Income (loss)	-
	$(3,972,043)	$13,205,781

Weighted average number of
common shares outstanding - basic and fully diluted	14,419,498	10,585,663

Net (loss) per share - basic and fully diluted	$(0.24)	$(0.06)

LitFunding Corp

Statements of Changes in Stockholders' Equity

	Common Stock		Preferred Stock		Additional				Total
					paid in	Subscription	Deferred	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Payable	Compensation	(Deficit)	Equity

Balance, December 31, 2003	9,410,850	$9,411			$3,605,900	-	$(79,750)	$(18,701,306)	$(15,085,995)
Shares issued for cash	100,000	100	-	-	900	-	-		1,000
Shares issued to creditors	401,597	402	-	-	79,918	-	-		80,320
Shares issued for services	265,115	265	-	-	129,710	-	-		129,975
Value of Warrants issued	-	-	-	-	66,174	-	-		66,174
Stock dividend	1,042,501	1,043	-	-	728,708	-	-	(729,751.00)
Net loss for the year ended
December 31, 2004								13,205,781	13,205,781
Balance, December 31, 2004	11,220,063	11,221	-	-	4,611,310	-	(79,750)	(6,225,276)	(1,602,745)

shares issued for cash	2,291,951	2,292	800,000	800	1,136,608	-		-	1,139,700
Shares authorized & unissued					327,139	-		-	327,139
Shares issued for services	757,500	757	-	-	415,705	-		-	416,462
Shares issued in settlement	157,888	157	-	-	67,236	-		-	67,394
Shares issued in settlement of notes	600,000	600	-	-	647,891	-		-	648,491
Shares issued in lieu of interest	75,000	75	-	-	38,675	-		-	38,750
Warrants and Options issued	-	-	-	-	739,979	-		-	739,979
Warrants and Options exercised	665,000	665	-	-	32,335	-		-	33,000
Options exercised - related party	450,000	450	-	-	44,550	-		-	45,000
Subscription payable	-	-	-	-	-	327,139	-		327,139
Net (loss) for the year ended
								(3,972,043)	(3,972,043)
Balance, December 31, 2005	16,217,402	$16,217	800,000	$800	$8,061,428	$327,139	$-	$(10,197,319)	$(1,791,735)

LitFunding Corp

Consolidated Statements of Cash Flow

	For the years ending
	December 31,
	2005	2004

Cash flows from operating activities
Net income (loss)	$(3,474,043)	$13,205,781
Adjustments to reconcile net income to net cash
provided by (used in operating activities)
Extraordinary gain on settlement with IEP creditors	-	(14,131,116)
Gain on forgiveness of capital lease obligation	-	(20,734)
Gain on Discount of pre-petition debt	-	(74,258)
Depreciation and amortization	28,467	26,108
Reserve for unsuccessful resolution of lawsuits	76,950	(712,333)
Reserve for Doubtful Receivables	-	435,920
Loss on disposal of asset	-	5,805
Share-based compensation	1,212,145	80,320
Common stock issued in settlements	67,394	-
Share-based interest payments	38,750	-
Gain on participation obligation	(15,000)	-
Debt discount amortization	603,558	13,886
Changes in assets and liabilities:	-	-
Trade and other accounts receivable	84,530	(853,279)
Other assets	(20,881)	(25,799)
Contingent advances	(769,500)	714,550
Accounts payable and accrued expenses	315,705	28,168
Trade and other claims subject to compromise	(241,193)	621,403
Note receivable	(100,000)	-
Deferred revenue	141,668	-
Net cash (used in) operating activities	(2,051,451)	(685,578)

Cash flows from investing activities:
Purchases of property and equipment	(3,733)	(12,248)
Net cash (used in) investing activities	(3,733)	(12,248)

Cash flows from financing activities:
Cash from issuance of common stock	441,700	1,000
Cash from exercise of options & warrants	77,550	-
Cash from issuance of preferred stock	200,000	-
Proceeds from notes payable	222,500	500,000
Subscription Payable	76,533
Proceeds from investor participation borrowings	-	550,000
Proceeds from investor obligations	702,500	(62,500)
Principal repayments on capital lease obligations	-	(4,514)
Value of Warrants issued	-	3,686
Net cash provided by financing activities	1,720,783	987,672

Increase (decrease) in cash	(334,401)	289,846
Cash - beginning of period	341,522	51,676
Cash - ending of period	$7,121	$341,522

Supplemental disclosures:
Interest paid	57,039	18,925
Income taxes paid	$-	$-

Shares issued for services	416,462	-
Number of shares issued for services	757,500	-
Shares issued for debt	754,634	-
Number of shares issued for debt	832,888	-

LitFunding Corp

Notes

Note 1 - Summary of Accounting Policies

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

LitFunding Corp

Notes

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

As discussed in Note 2, the Company has entered into a Chapter 11 Plan of Reorganization under the United States Bankruptcy Code. Liabilities exceed assets by $1,791,735 at December 31, 2005. The Company's net loss for the year ended December 31, 2005 is $3,972,043. The ability of the Company to continue as a going concern remains dependent upon successful operation under the bankruptcy plan, obtaining additional capital and financing, and generating positive cash flow from operations. The Company intends to seek additional capital either through debt or equity offerings and believes that increased volume and reduction in its lead time to finance and collect on funded cases will ultimately lead to profitability and positive cash flows. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

Cash and cash equivalents

Cash includes all short-term highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less. At times cash deposits may exceed government insured limits. At December 31, 2005 there were no cash deposits that exceeded those insured limits.

Principles of consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, California LitFunding, LitFunding USA and its wholly owned LLC's and a dormant company, E. Evolution Expeditions whose name was changed to Silver Dollar Productions on January 21, 2005. All significant intercompany accounts and transactions are eliminated.

LitFunding Corp

Notes

Fixed Assets

Fixed assets are stated at cost less accumulated depreciation. Depreciation is recorded on a straight-line basis over a period of the shorter of the related applicable lease term or the estimated useful lives of the assets ranging from 3 to 5 years. Depreciation expense for the years ended December 31, 2005 and 2004 was $28,467 and $26,108, respectively.

Revenue recognition

The Company recognizes revenues earned for the fees charged on the contingent advances upon successful resolution of the funded lawsuit. In accordance with the guidelines of Staff Accounting Bulletin (SAB) 104 and Statement of Financial Accounting Concepts (SFAC) No. 5, upon successful resolution of the lawsuit, including appeals, the fees become realizable and earned. At this time the fee is determinable and the collection ensured. Fees are determined as set forth in the individual contracts. Fees are generally progressive the longer the time period for which the advances are outstanding. Fees are not earned until there is successful resolution to the related legal matter. The Company has begun to make contingent advances on so called post settlement lawsuit matters. In these instances all appeals have been exhausted and the fee is both determinable and collection ensured at the time the advances are made.

Income taxes

The Company provides for income taxes based on the provisions of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, which, among other things, requires that recognition of deferred income taxes be measured by the provisions of enacted tax laws in effect at the date of financial statements. The company is a cash basis taxpayer.

Financial Instruments

Financial instruments consist primarily of cash, accounts receivable, contingent advances, and obligations under accounts payable, accrued expenses, debentures, notes payable and investor participation obligations. The carrying amounts of cash, accounts receivable, accounts payable and accrued expenses approximate fair value because of the short maturity of those instruments. The carrying value of the Company's contingent advances approximate fair value because the Company provides allowances for any estimated uncollectible amounts. The carrying value of debentures and notes payable approximate fair value because they contain market value interest rates and have specified repayment terms. The participation obligations at December 31, 2005 are carried at the expected repayment amounts as determined by the individual notes. The Company has applied certain assumptions in estimating these fair values. The use of different assumptions or methodologies may have a material effect on the estimates of fair values.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and

LitFunding Corp

Notes

expenses during the reporting period. Actual results could differ from those estimates. Significant estimates made in connection with the preparation of the accompanying financial statements include the carrying value of accounts receivable and contingent advances.

Stock-based compensation

In December 2004, the FASB issued SFAS No. 123 (revised 2004). Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. PNTV adopted SFAS No. 123 (R) during the fourth quarter of 2005. Stock issued for services totaled $1,288,678 and $80,320 for the years ended December 31, 2005 and 2004, respectively.

Impairment of long-lived assets

The Company assesses impairment of long-lived assets whenever there is an indication that the carrying amount of the asset may not be recoverable. Recoverability of these assets is determined by comparing the forecasted undiscounted cash flows generated by those assets to the assets' net carrying value. The amount of impairment loss, if any, is measured as the difference between the net book value of the assets and the estimated fair value of the related assets.

Net Loss Per Share

Net loss per share is calculated using the weighted average number of shares of common stock outstanding during the year. The Company has adopted the provisions of SFAS No. 128, Earnings Per Share.

Business Cycle

Because the nature of the Company's operations is such that the investment in contingent advances and ultimate resolution of cases and completion of the earnings process is generally longer than one year, an unclassified balance sheet is presented.

Recently Issued Accounting Pronouncements

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS No. 154”) which supersedes APB Opinion No. 20, “Accounting Changes” and SFAS No. 3 “Reporting Accounting Changes in Interim Financial Statements”. SFAS No. 154 changes the requirements for accounting for and reporting of changes in accounting principle. The statement requires the retroactive application to prior periods’ financial statements of changes in accounting principles, unless it is impracticable to determine either the period specific effects or the cumulative effect of the change. SFAS No. 154 does not change the guidance for reporting the correction of an error in previously issued financial statements or the change in an accounting estimate.

LitFunding Corp

Notes

SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not believe SFAS No. 154 will have a significant impact on its financial position or results of operations

Note 2 - Bankruptcy Petition and Reorganization

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

LitFunding Corp

Notes

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

The Company's primary liabilities are summarized in the following paragraphs:

A. Administrative and Priority Claims. The claims within this class total approximately $287,000 through December 31, 2005. Most of this amount represents the fees and costs payable to the Debtors general insolvency counsel, Winthrop Couchot, P.C. who accepted 200,000 shares of common stock from the company in April 2005 and an additional 100,000 shares in 2005 in part or full payment for the amount. The balance represents sums owed of approximately $9,300 in priority wages owed to two officers of the Debtors. These amounts are not subject to compromise and are included in accounts payable and accrued expenses in the accompanying balance sheet at December 31, 2004;

LitFunding Corp

Notes

B. Gap Claims. During the period between the filing of the involuntary petition and the date on which LitFunding Nevada's stipulated to the entry of an order for relief, certain claims accrued. Substantially all of these claims accrued in favor of two law firms that were defending LitFunding Nevada against the involuntary filing. The Debtors reached an agreement with these claimants to pay $314,000 over twelve months. The remaining balance owed at December 31, 2005 is approximately 40,557. These amounts are subject to compromise and are included in trade and miscellaneous claims in the accompanying balance sheet at December 31, 2005;

C. Debenture Claims. In calendar years 2002 and 2003 California LitFunding issued debentures to seven individuals, creating approximately two hundred thousand dollars ($200,000) in debt obligations. Included is a $10,000 debenture payable to a related party. These claims are unsecured and they are undisputed.

D. Unsecured Claims Other Than Debenture Claims and IEP Claims. The Debtors have approximately $339,653 in allowed unsecured claims. These amounts are subject to compromise and are included in trade and miscellaneous claims in the accompanying balance sheet at December 31, 2005;

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

LitFunding Corp

Notes

The remaining bankruptcy liabilities at December 31, 2005 are summarized as follows:

Gap Claims	$ 40,557
Unsecured Creditors and Other	339,653
Subtotal	380,210
Debentures	200,000
$ 580,210

The Company intends to repay all obligations in full. Debenture Claims are impaired as that termed is used in the Bankruptcy Code because obligations will be paid out over a specified longer term. However, for accounting purposes, the Company does not believe any of the obligations are compromised at December 31,

2005, based on the expected amount of allowed claims.

Note 3 – Note Receivable

On October 31, 2005, the Company issued a six-month demand promissory note in the amount of $100,000 bearing interest at 6% per annum to Cashwize Inc. The principal and interest are due on April 30, 2006. The company accrued $181 in interest receivable at December 31, 2005.

Note 4 – Income taxes

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS No. 109”), which requires use of the liability method. SFAS No. 109 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences.

For the period ended December 31, 2005, the Company incurred a net operating loss and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. At December 31, 2005, the Company had approximately $10,197,319 of federal and state net operating losses. The net operating loss carryforwards, if not utilized, will begin to expire in 2025.

LitFunding Corp

Notes

The components of the Company’s deferred tax asset are as follows:

As of December 31,
2005
Deferred tax assets:
Net operating loss carryforwards	$ 10,197,319
Total deferred tax assets	10,197,319

Net deferred tax assets before valuation allowance	10,197,319
Less: Valuation allowance	(10,197,319)
Net deferred tax assets	$ -0-

Based on the available objective evidence, including the Company’s history of its loss, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets at December 31, 2005.

A reconciliation between the amount of income tax benefit determined by applying the applicable U.S. and State statutory income tax rate to pre-tax loss is as follows:

Period Ended December 31, 2005
Federal and state statutory rate	($ 3,467,088)
Change in valuation allowance on deferred tax assets	3,467,088
$ -0-

Note 5 - Contingent Advances

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

Management estimates the net realizable value of contingent advances by periodically reviewing the progress of the cases with the attorneys trying them and past experience with similar cases. Management believes that the Company has historically achieved a success rate of approximately 85% on cases that it has funded. Post reorganization procedures and policies have been implemented and management believes that it will achieve a success rate of no less than 90% on new fundings. Management monitors all cases and provides an allowance if it believes that any advances have been impaired. At

LitFunding Corp

Notes

December 31, 2005, there were contingent advances outstanding of $1,187,000 and a corresponding impairment allowance of $118,700

Note 6 - Participation Agreements

Prior to the filing of the involuntary petition on April 2, 2003, the Company raised capital to enable it to engage in the practice of funding the contingent advances by entering into so called IEP agreements. These are considered to be investment/equity participation agreements the nature of which has been redefined and fixed as part of plan of reorganization and the totality of all claims held by the IEP petitioning creditors has been incorporated into the non-recourse Plan Note. The non-recourse Plan Note had an opening balance of $26,111,763 as of May 1, 2004 and as of May 1, 2004 included an approximate $2,000,000 from the cancelled sale of stock and a predetermined retroactive return. As discussed in note 3 above, the Contract Pool was transferred on December 16, 2004, to the Contract Manager designated by the IEP Claimants. Accordingly, this non-recourse plan note was removed from the balance sheet at December 31, 2004, to reflect the economic reality of that transaction. As of December 31, 2005, the Company had participation obligations of $1,175,000.

Note 7 - Debentures

During the years ended December 31, 2002, the Company issued 5-year 9% convertible debentures amounting to $200,000, due January 1, 2007. Included is one debenture due to a related party for $10,000. Interest is due semi-annually on the first day of June and December of each year, commencing June 1, 2003 until fully paid. As part of the plan of reorganization, these debentures have an amended maturity to 2008. At December 31, 2005, the Company had accrued interest totaling $9,750.

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

Note 8- Debt

During the year ended December 31, 2005, certain of the note holders elected to convert unsecured notes totaling $700,000 to 1,091,000 common shares. At December 31, 2005 the Company has issued 600,000 shares and recorded subscription of $250,606

LitFunding Corp

Notes

Notes payable at December 31, 2005 is comprised of the following:

Note payable to entity, original balance of $10,000 interest at 10% per annum. Principal and interest due February 8, 2006. The Note is unsecured	$10,000
Note payable to entity, original balance of $10,000 interest at 12% per annum. Principal and interest due December 9, 2005. The Note is unsecured	10,000
Notes payable with no specified due dates. Face amount of $22,500, interest at 10% per annum, the note is unsecured	22,500
Notes payable with no specified due dates. Face amount of $22,500, interest at 10% per annum, the note is unsecured.	22,500
Total	$65,000

Note 9 – Stockholders’ Equity

Common Stock

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

During the year ended December 31, 2005, the Company issued 991,951 shares of its $.001 par value common stock for cash totaling $406,700. Additionally, the Company issued 1,300,000 shares of its common stock to certain unrelated qualified investors in exchange for $533,000 of stock subscriptions. These subscriptions were due on or before December 31, 2005. The Company does not have reasonable expectation that these notes will be paid. At of December 31, 2005, $35,000 had been paid, and the Company wrote off $498,000 to bad debt.

During the year ended December 31, 2005, the Company issued 757,500 shares for services valued at $416,462 the fair market value of the underlying shares.

During the year ended December 31, 2005, the Company issued 157,888 shares in settlements valued at $67,394.

LitFunding Corp

Notes

During the year ended December 31, 2005, certain of the note holders elected to convert their unsecured notes totaling $500,000 together with $38,750 in interest to 675,000 shares of common stock.

During the year ended December 31, 2005, the Company allowed one of its officers to exercise the right to purchase 450,000 shares of common stock in exchange for a corresponding offset to the officer's deferred salary of $45,000.

During the year ended December 31, 2005, certain employees, consultants and debtors exercised their right to convert 665,000 warrants and options. The Company received cash in the amount of $33,000.

During the year ended December 31, 2005, the Company accepted a subscription to purchase 186,667 shares of its $.001 par value to an accredited investor at $0.41 per share. The Company recorded a subscription payable of $76,533 at December 31, 2005.

Series “A” Preferred Stock

On July 20 2005, the Board of Directors authorized the company to amend its Article of Incorporation to allow the issuance of up to 10,000,000 shares of preferred stock, par value $0.001 per share. Further, the Board authorized the initial issuance of up to 2,000,000 shares of Series A 12% convertible preferred stock. The Series A provides for a conversion rate 2 shares of common for 1 share of preferred, and such conversion rights shall commence six months from the date of purchase. As of December 31, 2005, the company has issued 800,000 shares at $0.25 per share to two individual investors for cash totaling $200,000.

Note 10 – Contingencies

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

LitFunding Corp

Notes

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

Note 11 – Related Party

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

In March 2005, the Company granted Robert Amira, our Executive Vice President, 10,000 shares of common stock and 10,000 options to purchase shares of our common stock at an exercise price of $0.97 per share, We also granted Dermot Ryan 10,000 options to purchase shares of our common stock at $0.97 per share. Mr. Ryan is one of our employees, and was appointed as our Corporate Secretary in June 2005.

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

On November 2, 2005 we issued 150,000 shares of our $0.001 par value common stock to Donald Hejmanowski valued at $72,000, for Director services which the Company expensed as share-based expense at December 31, 2005.

Note 12 – Warrants and Options

During 2005, the Company granted options to purchase 3,773,250 shares of its common stock at a weighted average exercise price of $0.49 per share. The estimated value of the

LitFunding Corp

Notes

options, using the Black-Scholes pricing model, is $1,066,931, which was expensed as share-based compensation.

Options Exercised

During the year ended December 31, 2005 1,115,000 options and warrants were exercised. The warrants and options were issued to both non-employees for services and to Directors of the Company. The warrants issued to Directors of the Company were part of the compensation package promised to Directors in August 2004 and are priced accordingly.

The summary of activity for the Company's stock options/warrants is presented below:

	Year ended
	December, 2005
		Weighted Average Exercise Price

Options/warrants outstanding at beginning of Period	3,592,500	$0.30
Granted	3,773,250	$0.49
Exercised	(1,115,000)	$0.05
Terminated/Expired
Options/warrants outstanding at end of period	6,250,750	$0.42
Options/warrants exercisable at end of period	6,250,750	$0.42

Price per share of options outstanding	$0.01-$7.00

Weighted average remaining contractual lives	3.08 years

Weighted average fair value of options granted during the period	$0.49

Note 13 - Subsequent Events

On April 18, 2006, the Company issued 831,481 shares of its restricted common stock to Morton Reed, CEO of the Company, in exchange for accrued debt valued at $130,000.

On April 18, 2006, the Company issued 50,000 shares of its restricted common stock to Anthony Longo as a sign-on bonus.

LitFunding Corp

Notes

On April 18, 2006, the Company issued 15,000 shares of its restricted common stock to Rochester Capital Partners, LP and 5,000 shares of its common stock to Joseph Weaver in exchange for all of the issued and outstanding shares of Easy Money Express, Inc. (200,000 shares).

On April 18, 2006, the Company issued 100,000 shares of its common stock to Marc Lieberman for services rendered to the Company. The shares were unrestricted pursuant to the S-8 Registration filed with the SEC on February 28, 2006.

On April 18, 2006, the Company issued 10,700 shares of its common stock to Michael Marcelli for services rendered to the Company. The shares were unrestricted pursuant to the S-8 Registration filed with the SEC on February 28, 2006.

On April 18, 2006, the Company issued 20,000 shares of its common stock to Kathleen Saur for services rendered to the Company. The shares were unrestricted pursuant to the S-8 Registration filed with the SEC on February 28, 2006.

On April 18, 2006, the Company issued 163,295 shares of its common stock to Jon M. Leader for services rendered to the Company. The shares were unrestricted pursuant to the S-8 Registration filed with the SEC on February 28, 2006.

On April 20, 2006, the Company issued 25,000 shares of its restricted common stock to Baldev Singh Grewal of Navin Enterprises, Inc. pursuant to its consulting agreement dated March 1, 2006.