Form 10QSB
period 2006-03-31
LITFUNDING CORP
filed 2006-05-22
CIK 1142488

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

[ ] TRANSITION REPORT UNDER SECTION 13 OR

15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-49679

LITFUNDING CORP.

(Exact name of small business issuer as specified in its charter)

Nevada	93-1221399
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

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

Yes                No     X

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes     X          No ______

The number of shares of Common Stock, $0.001 par value, outstanding on May 16, 2006, was 21,083,902 shares.

Transitional Small Business Disclosure Format (check one):

Yes             No X

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

LitFunding Corp.

Consolidated Balance Sheet

	March 31,	December 31,
	2006	2005
	(unaudited)	(audited)
Assets

Current assets:
Cash and cash equivalents	$3,363	$7,121
Accounts receivable, net	39,760	27,970
Due from employees	20,306	-
Contingent advances less reserves for unsuccessful
resolution of lawsuits	809,100	1,068,300
Note receivable	-	100,181
Total current assets	872,529	1,203,572

Fixed assets, net	32,823	39,402
Total fixed assets	32,823	39,402

Other assets
Deposits	20,531	20,881

Total other assets	20,531	20,881
Total assets	$925,883	$1,263,855

Liabilities and Stockholders' Equity

Liabilities not subject to compromise
Accounts payable	$744,889	$709,545
Accrued expenses	434,993	384,167
Deferred revenue	35,419	141,668
Notes payable	137,684	65,000
Investor participation obligations	992,000	1,175,000
Interest payable	-	-
Total current liabilities not subject to compromise	2,344,984	2,475,380

Liabilities subject to compromise
Trade and miscellaneous claims	-	380,210
Debentures	200,000	200,000
Total liabilities subject to compromise	200,000	580,210

Total liabilities	2,544,984	3,055,590

Stockholders' equity:
Series A Convertible preferred Stock, par value $0.001,
2,000,000 shares authorized, 800,000 shares issued and
and outstanding	800	800
Common stock, $0.001 par value, 50,000,000 shares
authorized, 19,863,426 and 16,217,402 shares issued and
outstanding at March 31, 2006 and December 31, 2005, respectively	19,864	16,217
Shares authorized & unissued	-	-
Subscription Payable	517,826	327,139
Additional paid-in capital	8,433,887	8,061,428
Preferred stock dividend	(5,918)	-
Accumulated (deficit)	(10,585,561)	(6,225,276)
	(1,619,102)	2,180,308

	$925,883	$1,263,855

See notes to consolidated financial statements

LitFunding Corp.

Consolidated Statement of Operations

Unaudited

	For the three months ended
	March, 31
	2006	2005

Net Revenue	$191,539	$10,375

Expenses:
Reserve for unsuccessful resolution of lawsuits	$-	$31,750
General and administrative expenses	555,164	803,460
Financing expense	3,947	-
Depreciation & Amortization	6,579	-
Preferred stock dividend	-	-
Total operating expenses	565,690	835,210

Net operating (loss)	(374,151)	(824,835)

Other income (expenses):
Other income	-	64,655
Interest (expense) net of interest income	(14,090)	(87,076)
Rental Income	-	1,500
Amortization of debt discount	-	-
Total other income (expenses)	(14,090)	(20,921)

Income (Loss) before Income taxes	(388,242)	(845,756)

Income tax (benefit) provision	-	-

Net Income (loss)	-
	$(388,242)	$(845,756)

Weighted average number of
common shares outstanding - basic and fully diluted	17,342,801	12,970,063

Net (loss) per share - basic and fully diluted	$(0.02)	$(0.07)

See notes to consolidated financial statements

LitFunding Corp.

Consolidated Statement of Cash Flows

Unaudited

	For the three months ended
	March 31,
	2006	2005

Cash flows from operating activities
Net income (loss)	$(388,242)	$(845,756)
Adjustments to reconcile net income to net cash
provided by (used in operating activities)
Depreciation and amortization	6,579	7,831
Reserve for unsuccessful resolution of lawsuits	-	31,750
Share-based compensation	271,426	242,965
Changes in assets and liabilities:	-	-
Increase (decrease) in account receivables	(11,790)	73,750
Increase (decrease) in other assets	(19,956)	(27,691)
Increase (decrease) in contingent advances	259,200	(317,500)
Notes receivable	101,660	-
Debt discount	-	68,817
Deferred stock compensation	-	(12,674)
Increase (decrease) in accounts payable and accrued expenses	(28,583)	94,026
Trade and other claims subject to compromise	-	(38,842)
Increase (decrease) in deferred revenue	(106,249)	-
Net cash (used in) operating activities	84,045	(723,324)

Cash flows from investing activities:
Purchase of property and equipment	-	(3,733)
Net cash (used in) investing activities	-	(3,733)

Cash flows from financing activities:
Cash from issuance of common stock	50,000	165,200
Cash from exercise of options & warrants	4,250	-
Common stock cancellation	(7,000)	-
Proceeds from notes payable	31,000	-
Repayments of notes payable	(170,000)	-
Proceeds from investor participation borrowings	-	-
Principal repayments on capital lease obligations	-	275,000
Value of Warrants issued	3,947	-
Net cash provided by financing activities	(87,803)	440,200

Increase (decrease) in cash	(3,758)	(286,857)
Cash - beginning of period	7,121	341,522
Cash - ending of period	$3,363	$54,665

Supplemental disclosures:
Interest paid	14,090	12,500
Income taxes paid	$-	$-

Shares issued for services	$271,426	-

See notes to consolidated financial statements

LitFunding Corp.

Notes To Consolidated Financial Statements

Note 1 - Basis of Presentation

The condensed interim financial statements included herein, presented in accordance with United States generally accepted accounting principles and stated in US dollars, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

These statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management are necessary for fair presentation of the information contained therein. It is suggested that these condensed interim financial statements be read in conjunction with the financial statements of the Company for the year ended December 31, 2005 and notes thereto included in the Company's Form 10-KSB annual report. The Company follows the same accounting policies in the preparation of interim reports.

Results of operation for the interim period are not indicative of annual results.

Note 2 - Bankruptcy Petition and Reorganization

On April 2, 2003, certain creditors filed an involuntary bankruptcy petition under Chapter 7 of the United States Bankruptcy Code against LitFunding Corp., a Nevada corporation. In the Petition, the Petitioning Creditors alleged that LitFunding Corp. was generally not paying its debts as they became due. The debtors disputed this allegation. For approximately eleven months the debtors and the petitioning creditors engaged in litigation regarding the merits of the involuntary petition, and the Petitioning Creditors rights under disputed contracts.

As a result of the foregoing litigation, LitFunding Corp. was placed into a protective Chapter 11 proceeding effective November 19, 2003. The costs of litigating the merits of the involuntary petition, and the financial impact of the pending involuntary, so materially damaged both the LitFunding Corp. and California LitFunding that it ultimately became necessary for both companies to enter into Chapter 11. Accordingly, California LitFunding entered into a Chapter 11 proceeding on January 26, 2004.

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

LitFunding Corp.

Notes To Consolidated Financial Statements

were the primary subject of the litigation indicated with the filing of the involuntary bankruptcy petition on April 2, 2003. A total of approximately $18.6 million dollars was invested through those Settlement Agreements.

Pursuant to the plan of reorganization, LitFunding Corp. and California LitFunding had the option to voluntarily transfer the control and the collection of the settlement agreements (the “Contract Pool") to an IEP distribution agent (the “Contract Agent”) for the benefit of the IEP claimants who comprise class 6 under the terms of the reorganization plan.

LitFunding Corp., California LitFunding and the IEP claimants stipulated and agreed to do this in December 2004. In that stipulation, the Contract Agent would assume full control and administration over the Contract Pool and have full authority over the enforcement of the obligations set forth in the settlement agreements that comprise the Contract Pool.

Per the agreement signed on November 30, 2004, LitFunding Corp. and California LitFunding transferred all of the original records and files to the Contract Agent on December 16, 2004, and sent written notice to all parties subject to the settlement agreement notifying them of the transfer of control of the Contract Pool and settlement agreements to the Contract Agent including the assignment of LitFunding Corp. and California LitFunding's legal rights and that all payments are now payable to the Contract Agent.

As a result of the transfer, the Company was effectively relieved of the obligation due to the IEP claimants of the IEP Note of approximately $26,662,000 including related accrued interest. The carrying value of receivables and advances at the time of the transfer was approximately $12,331,000 resulting in a gain on the transfer of $14,131,000 for the year ended December 31, 2004. The original value of the IEP Note was determined based on the stipulations within the bankruptcy plan. In the transfer, the Company transferred all of its rights to the contingent advances and any potential earnings thereon. Because payments on the IEP Note were only to come from collections and earnings on the contingent advances, the Company is no longer responsible for that obligation.

In consideration for the cooperation and support provided by LitFunding Corp. and California LitFunding making the transition seamless and effective, the IEP claimants waived and released LitFunding Corp. and California LitFunding from all liability arising under the "Contingent Recourse Note" of approximately $1,560,000, which would have become effective in 2005.

Moreover, by effecting this transfer of the Contract Pool, the two other classes of creditors (Class 4 and 5) affected by this transition will continue to receive the benefit of the unsecured creditors' allocation as defined in the plan of reorganization. The contingency administrative charge allowed by the plan of reorganization to be paid to LitFunding Corp. and California LitFunding has ceased as a result of this transfer.

LitFunding Corp.

Notes To Consolidated Financial Statements

As a result of the transfer of the contract pool to the IEP claimants effective in December 2004, the Company recorded an extraordinary gain for the removal the associated obligation and assets.

The Company's primary liabilities are summarized in the following paragraphs:

A. Administrative and Priority Claims. The claims within this class total approximately $287,000 through December 31, 2005. Most of this amount represents the fees and costs payable to the Debtors general insolvency counsel, Winthrop Couchot, P.C. who accepted 200,000 shares of common stock from the company in April 2005 and an additional 100,000 shares in 2005 in part or full payment for the amount. The balance represents sums owed of approximately $9,300 in priority wages owed to two officers of the Debtors. These amounts are not subject to compromise and are included in accounts payable and accrued expenses in the accompanying balance sheet at March 31 ,2006;

B. Gap Claims. During the period between the filing of the involuntary petition and the date on which LitFunding Nevada's stipulated to the entry of an order for relief, certain claims accrued. Substantially all of these claims accrued in favor of two law firms that were defending LitFunding Nevada against the involuntary filing. The Debtors reached an agreement with these claimants to pay $314,000 over twelve months. During the three months ended March 31, 2006 the debtor elected to convert $3,676 to 26,250 shares of the Company’s $.001 par value common stock and $36,881 to a promissory note bearing interest at 8% per annum with a maturity date of August 1, 2006.

C. Debenture Claims. In calendar years 2002 and 2003 California LitFunding issued debentures to seven individuals, creating approximately two hundred thousand dollars ($200,000) in debt obligations. Included is a $10,000 debenture payable to a related party. These claims are unsecured and they are undisputed.

D. Unsecured Claims Other Than Debenture Claims and IEP Claims. During the months ended March 31, 2006, the debtors elected to convert $244,169 to 1,454,108 shares of the Company’s $.001 par value common stock and $64,684 to notes payable with a maturity date of June 15, 2006. At March 31, 2006 the Company had issued 281,132 and the remaining 1,172,976 shares were issued on April 18, 2006 the Company recorded a subscription payable of $ 190,687 at March 31, 2006.

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

LitFunding Corp.

Notes To Consolidated Financial Statements

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

The remaining bankruptcy liabilities at March 31, 2006 are summarized as follows:

Gap Claims	$ -
Unsecured Creditors and Other	-
Subtotal	-
Debentures	200,000
$ 200,000

The Company intends to repay all obligations in full. Debenture Claims are impaired as that term is used in the Bankruptcy Code because obligations will be paid out over a specified longer term. However, for accounting purposes, the Company does not believe any of the obligations are compromised at March 31, 2006 based on the expected amount of allowed claims.

Note 3 - Contingent Advances

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

LitFunding Corp.

Notes To Consolidated Financial Statements

Management estimates the net realizable value of contingent advances by periodically reviewing the progress of the cases with the attorneys trying them and past experience with similar cases. Management believes that the Company has historically achieved a success rate of approximately 85% on cases that it has funded. Post reorganization procedures and policies have been implemented and management believes that it will achieve a success rate of no less than 90% on new fundings. Management monitors all cases and provides an allowance if it believes that any advances have been impaired. At March 31, 2006 there were contingent advances outstanding of $899,000 and a corresponding impairment allowance of $89,900.

Note 4 - Participation Agreements

Prior to the filing of the involuntary petition on April 2, 2003, the Company raised capital to enable it to engage in the practice of funding the contingent advances by entering into so called IEP agreements. These are considered to be investment/equity participation agreements the nature of which has been redefined and fixed as part of plan of reorganization and the totality of all claims held by the IEP petitioning creditors has been incorporated into the non-recourse Plan Note. The non-recourse Plan Note had an opening balance of $26,111,763 as of May 1, 2004 and as of May 1, 2004 included an approximate $2,000,000 from the cancelled sale of stock and a predetermined retroactive return. The Contract Pool was transferred on December 16, 2004, to the Contract Manager designated by the IEP Claimants. Accordingly, this non-recourse plan note was removed from the balance sheet at December 31, 2004, to reflect the economic reality of that transaction. As of March 31, 2006, the Company had participation obligations of $992,000.

Note 5 - Debentures

During the years ended December 31, 2002, the Company issued 5-year 9% convertible debentures amounting to $200,000, due January 1, 2007. Included is one debenture due to a related party for $10,000. Interest is due semi-annually on the first day of June and December of each year, commencing June 1, 2003 until fully paid. As part of the plan of reorganization, these debentures have an amended maturity to 2008. At March 31, 2006, the Company had accrued interest totaling $5,700

The registered holders of the debentures have the right, after one year prior to maturity, to convert the principal at the original conversion price of $10 for one Common share or at the adjusted conversion price. If and whenever on or after the date of this debenture, the Company issues or sells any share of common stock for a consideration per share less than the initial conversion rate, then upon such issue or sale, the initial conversion rate shall be reduced to the lowest net price per share at which such share of common stock have been issued. The debentures are subordinated to all the senior indebtedness, including debts under equity participation agreements.

LitFunding Corp.

Notes To Consolidated Financial Statements

Note 6- Debt

In 2005, certain of the note holders elected to convert unsecured notes totaling $700,000 to 1,091,000 common shares. At December 31, 2005 the Company has issued 600,000 shares and recorded subscription of $250,606 and was unissued at March 31, 2006.

During the three months ended March 31, 2006, certain debtors in (note 2) above elected to convert $64,684 to promissory notes with a maturity date of June 15, 2006.

Notes payable at March 31, 2006 is comprised of the following:

Note payable to entity, original balance of $19,181 Principal and interest due June 15, 2006. The Note is unsecured.	$19,182
Note payable to entity, original balance of $15,000 due in three monthly installments of $5,000 beginning April 15, 2006. The Note is unsecured.	15,000
Note payable to entity, original balance of $30,502 due in two monthly installments of $15,251 beginning April 15, 2006. The Note is unsecured.	30,502
Notes payable with no specified due dates. Face amount of $19,500 and $15,000, interest at 10% per annum, the note is unsecured.	34,500
Notes payable with specified due dates. Face amount $6,000, interest at 6% due March 15, 2006.	6,000
Notes payable with specified due dates. Face amount $6,000, interest at 12% due April 1, 2006.	25,000
Notes payable with no specified due dates. Notes unsecured	7,500
Total	$137,684

Note 7 – Stockholders’ Equity

Common Stock

On March 21, 2006 the Company issued 250,000 shares of its $.001 par value common stock to two accredited investors at $.20 per share for cash totaling $50,000.

During the three months ended March 31, 2006, certain consultants and debtors exercised their warrant rights to purchase 650,000 shares of the Company’s par value common stock for cash totaling $4,250.

In March 2006, the Company issued 2,737,318 shares of its $.001 par value common stock for services valued at $271,426 the fair value of the underlying shares.

During the months ended March 31, 2006, certain unsecured creditors elected to convert $244,169 to 1,454,108 shares of the Company’s $.001 par value common stock. At March 31, 2006 the Company had issued 281,132 and the remaining 1,172,976 shares were issued on April 18, 2006 the Company recorded a subscription payable of $ 190,687 at March 31, 2006

LitFunding Corp.

Notes To Consolidated Financial Statements

Series “A” Preferred Stock

On July 20 2005, the Board of Directors authorized the company to amend its Article of Incorporation to allow the issuance of up to 10,000,000 shares of preferred stock, par value $0.001 per share. Further, the Board authorized the initial issuance of up to 2,000,000 shares of Series A 12% convertible preferred stock. The Series A provides for a conversion rate 2 shares of common for 1 share of preferred, and such conversion rights shall commence six months from the date of purchase. As of March 31, 2006, the company has issued 800,000 shares at $0.25 per share to two individual investors for cash totaling $200,000.

Note 8 – Contingencies

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

Note 9 – Warrants and Options

During the three months ended March 31, 2006, the Company granted options to purchase 300,000 shares of its common stock at an exercise price of $.15 per share with a one-year term and 20,000 warrants at an exercise price of $.25 with a two-year term. The

LitFunding Corp.

Notes To Consolidated Financial Statements

estimated value of the options and warrants, using the Black-Scholes pricing model, is $31,260 and $3,497, respectively, which was expensed as share-based compensation and financing expense.

Options and Warrants Exercised

During the three months ended March 31, 2006, 650,000 warrants were exercised for cash totaling $4,250. There were no options exercised during the period.

The summary of activity for the Company's stock options/warrants is presented below:

	Three months
	March 31, 2006
		Weighted Average Exercise Price

Options/warrants outstanding at December 31, 2005	6,250,750	$0.42
Granted	320,000	$0.21
Exercised	(650,000)	$0.01
Terminated/Expired
Options/warrants outstanding at end of period	5,920,750	$0.44
Options/warrants exercisable at end of period	5,920,750	$0.44

Price per share of options outstanding	$0.01-$7.00

Weighted average remaining contractual lives	4.03 years

Weighted average fair value of options granted during the period	$0.21

Note 10 - Subsequent Events

On April 18, 2006, the Company issued 1,172,976 shares of its $.001 par value common stock in settlement of $190,687 debt.

In May 2006, the Company received a payoff of $890,000 one of its largest advances, returning $440,000 after a period of eight months.

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

For a detailed description of these and other factors that could cause actual results to differ materially from those expressed in any forward-looking statement, please see “Factors That May Affect Our Plan of Operation” in this document and in our Annual Report on Form 10-KSB for the year ended December 31, 2005.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Throughout this Quarterly Report references to “we”, “our”, “us”, “LitFunding”, “the Company”, and similar terms refer to LitFunding Corp.

OVERVIEW AND OUTLOOK

We are in the business of investing in litigation recoveries. Business is conducted through our subsidiary, LitFunding USA and its wholly owned limited liability companies. LitFunding USA resumed the business of California LitFunding (our subsidiary who has been in the business since 2000) subsequent to June 17, 2004, after the United States Bankruptcy Court entered an order confirming our and California LitFunding’s joint plans of reorganization. We raise and advance capital to various law firms pursuant to “Settlement Agreements”. These Settlement Agreements provide that the funds advanced shall be repaid to us, plus a fee, when the lawsuits referenced in the agreement ultimately settle. The amount of the fee payable on the funds advanced depends upon the length of the time the funds are outstanding, up to a fixed limit. Pursuant to the terms of the Settlement Agreements, the Company’s contractual right to payment is limited to the funds ultimately paid to the law firm from the specified lawsuit, or lawsuits, in which the funds are invested or expended.

At March 31, 2006, we estimate that the principle and fee expected on the open and unresolved cases is approximately $1.7 Million.

Subsequent to quarter end, one of our largest advances was repaid. The $450,000 advance represented approximately 48% of our investment capital at the time of the advance. We received a payoff of $890,000, returning $440,000 after a period of only eight months. This calculates to a return of roughly 98%, almost 60% of which is retained by the Company; the remaining balance is returned to the investor. We intend to use a portion of the proceeds to launch our new wholly owned subsidiary, Easy Money Express Inc.

Results of Operations

The following overview provides a summary of key information concerning our financial results for the first quarter of 2006 and 2005.

Revenues

	Three Months Ended March 31,		Increase (Decrease)
	2006	2005	$	%

Net Revenue	$ 191,539	$ 10,375	$181,164	1,746%

Revenue: Total revenue was $191,539 and $10,375 for the three months ended March 31, 2006 and 2005, respectively. Our increase in revenue of $181,164 is due to several previously funded cases which settled and our collection efforts were successful. Our operating cycle is typically longer than one year for funded cases to generate revenue. We cannot guarantee with certainty when we will generate revenue sufficient to fund ongoing operations. Our future revenues will be reliant on the ability to fund future cases which require shorter periods of funding and strong collection efforts on funded cases as they are resolved.

Operating expenses

	Three Months Ended March 31,		Increase (Decrease)
	2006	2005	$	%

Reserve for unsuccessful resolution of lawsuits	$-	$31,750	$(31,750)	-
General and administrative expenses	555,164	803,460	(248,296)	(31)%
Financing expense	3,947	-	3,947	-
Depreciation and amortization	6,579	-	6,579	-
Preferred stock dividend	-	-	-	-

Total operating expenses	$565,690	$835,210	$(269,520)	(32)%

Total operating expenses for the three month period ended March 31, 2006 decreased by $269,520 over the three month period ended March 31, 2005 because of our efforts to reduce payroll costs in the General and Administrative expenses.

Other income (expense)

	Three Months Ended March 31,		Increase (Decrease)
	2005	2004	$	%

Other income	$-	$64,655	$(64,655)	-
Interest (expense)	(14,090)	(87,076)	(72,986)	(84)%
Rental income	-	1,500	1,500	-
Amortization of debt discount	-	-	-	-

Total other income (expense)	$(14,090)	$(20,921)	(6,831)	(33)%

Our interest expense was $6,831 lower in the three month period ended March 31, 2006 than the three month period ended March 31, 2005 because we reduced short term interest bearing debt.

Net (loss)

	Three Months Ended March 31,		Increase (Decrease)
	2006	2005	$	%

Net (loss)	$ (388,242)	$ (845,756)	$(457,514)	(54)%

Our net loss was $457,514 lower in the three month period ended March 31, 2006 as compared to the three months ended March 31, 2005 because we increased revenue with more cases settling and our cost cutting efforts reflected by General and Administrative expenses being substantially reduced.  Until we can increase sales we will continue to have net losses.

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

We have cash of approximately $3,363 as of March 31, 2006. In the opinion of management, available funds will not satisfy our working capital requirements for the next twelve months. Nevertheless, our reorganization plan does provide for sufficient revenue to sustain operations.

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

On April 26, 2006, we entered into a Promissory Note with Global Universal Film Group, Inc. for the principal amount of $10,000. Pursuant to the note we promised to pay to the order of Global the sum of $10,000 together with interest at the rate of 6% per on June 30, 2006.

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

As of March 31, 2006, our cash balance was $3,363. Over the next twelve months we believe that existing capital and anticipated funds from operations will not be sufficient to sustain operations and planned expansion. Our plan for satisfying our cash requirements for the next twelve months is through additional equity, third party financing, and/or traditional bank financing. We intend to make appropriate plans to insure sources of additional capital in the future to fund growth and expansion through additional equity or debt financing or credit facilities. No assurance can be made that such financing would be available, and if available it may take either the form of debt or equity. In either case, the financing could have a negative impact on our financial condition and our Stockholders.

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

Alliance Marketing. On March 1, 2006, we entered into a sales consultant agreement with Alliance Marketing, wherein we agreed to retain the services of Alliance Marketing to act as an outside, independent marketing consultant and sales representative for sales to new clients, acquiring new investor money to the LLC program and conducting all marketing and sales programs. We agreed to issue 50,000 shares of our common stock to Alliance Marketing as a sign-on bonus (issued on April 18, 2006 to Anthony Longo, principal of Alliance Marketing). We also agreed to issue to Alliance Marketing 50,000 options to purchase shares of our common stock at $0.15 per share for one year.

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

Since our inception we have not been profitable and have lost money on both a cash and non-cash basis. For the three months ended March 31, 2006, we incurred net losses of $388,242. Our accumulated deficit at the end of March 31, 2006 was $10,585,561. Future losses are likely to occur, as we are dependent on spending money to pay for our operations. No assurances can be given that we will be successful in reaching or maintaining profitable operations. Accordingly, we may experience liquidity and cash flow problems. If our losses continue, our ability to operate may be severely impacted or alternatively we may be forced to terminate our operations.

We are subject to a working capital deficit, which means that our current assets on March 31, 2006 were not sufficient to satisfy our current liabilities and, therefore, our ability to continue operations is at risk.

We had a working capital deficit for the three months ended March 31, 2006 which means that our current liabilities exceeded our current assets on March 31, 2006 by $1,472,455. Current assets are assets that are expected to be converted to cash within one year and, therefore, may be used to pay current liabilities as they become due. Our working capital deficit means that our current assets on March 31, 2006 were not sufficient to satisfy all of our current liabilities on March 31, 2006. If our ongoing operations do not begin to provide sufficient profitability to offset the working capital deficit, we may have to raise capital or debt to fund the deficit or curtail future operations.

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

(	Deliver to the customer, and obtain a written receipt for, a disclosure document;
(	Disclose certain price information about the stock;
(	Disclose the amount of compensation received by the broker-dealer or any associated person of the broker-dealer;
(	Send monthly statements to customers with market and price information about the penny stock; and
(	In some circumstances, approve the purchaser’s account under certain standards and deliver written statements to the customer with information specified in the rules.

Consequently, the penny stock rules may restrict the ability or willingness of broker-dealers to sell the common stock and may affect the ability of holders to sell their common stock in the secondary market and the price at which such holders can sell any such securities. These additional procedures could also limit our ability to raise additional capital in the future.

Item 3. Controls and Procedures.

We conducted an evaluation, with the participation of Morton Reed, our Chief Executive Officer, and Terry Gabby, our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of March 31, 2006, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, Messrs. Reed and Gabby have concluded that as of March 31, 2006, our disclosure controls and procedures were not effective at the reasonable assurance level, primarily due to our inability to timely file our annual report on Form 10-KSB within the time frame prescribed by the Securities and Exchange Commission.

In light of our inability to timely file our annual report, we performed additional analysis and other post-closing procedures to ensure our consolidated financial statements were prepared in accordance with generally accepted accounting principles. Accordingly, we believe that the consolidated financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

Other than the deficiency and weakness described above, Mr. Reed, our Chief Executive Officer and Mr. Gabby, our Chief Financial Officer concluded that our disclosure controls and procedures are otherwise effective.

In an attempt to prevent further breakdowns in our internal control over financial and disclosure reporting, we have engaged the services of an independent financial consultant to assist us in the preparation of our financial statements in accordance with GAAP and assist in the evaluation of our financial statement disclosures. This was our only change in our internal control over financial reporting for the most recent quarter ended March 31, 2006.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

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

Subsequent Issuances

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

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits and Reports on Form 8-K.

Exhibits

Exhibit Number	Description
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

10.13	Investment Agreement with Imperial Capital Holdings, dated January 16, 2006 (Incorporated by reference to the exhibits to Form 8-K filed on February 1, 2006)
10.14	Registration Rights Agreement with Imperial Capital Holdings, dated January 19, 2006 (Incorporated by reference to the exhibits to Form 8-K filed on February 1, 2006)
10.15	Placement Agent Agreement with Brewer Financial Services, LLC., dated January 16, 2006 (Incorporated by reference to the exhibits to Form 8-K filed on February 1, 2006)
10.16	2006 Non-Qualified Stock Compensation Plan (Incorporated by reference to the exhibits to Form S-8 filed on February 28, 2006)
10.19	Share Exchange Agreement with Easy Money Express, Inc., dated March 31, 2006 (Incorporated by reference to the exhibits to Form 10-KSB file on May 19, 2006)
20	Letter to Shareholders dated March 11, 2003 (Incorporated by reference to the exhibits to Form 8-K filed on March 11, 2003)
21	List of Subsidiaries : California LitFunding, E.Evolution Expeditions and LitFunding USA (Incorporated by reference to the exhibits to Form 10-KSB filed on March 21, 2005)
31.1*	Certification of Morton Reed pursuant to Section 302 of the Sarbanes-Oxley Act
31.2*	Certification of Terry Gabby pursuant to Section 302 of the Sarbanes-Oxley Act
32.1*	Certification of Morton Reed pursuant to Section 906 of the Sarbanes-Oxley Act
32.2*	Certification of Terry Gabby pursuant to Section 906 of the Sarbanes-Oxley Act

* Filed herewith.

Reports on Form 8-K

Form 8-K/A filed on May 15, 2006; Change of auditor.

Form 8-K/A filed May 5, 2006; Change of auditor.

Form 8-K filed May 4, 2006; Change of auditor.

Form 8-K filed February 13, 2006; Easy Money merger.

Form 8-K filed February 1, 2006; Imperial Capital Investment Agreement.

Form 8-K filed January 12, 2006; Global Letter of Intent.

Form 8-K filed January 3, 2006; Easy Money Letter of Intent.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LITFUNDING CORP.

(Registrant)

By:/s/ Terry Gabby

Terry Gabby, Chief Financial Officer
(On behalf of the registrant and as principal
accounting officer)

Date: May 22, 2006