Form 10KSB/A
period 2005-12-31
LITFUNDING CORP
filed 2006-08-03
CIK 1142488

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB/A

Amendment No. 1

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-49679

LITFUNDING CORP.

(Name of small business issuer in its charter)

Nevada	93-1221399
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

6375 S. Pecos Road
Las Vegas, Nevada	89120
(Address of principal executive offices)	(Zip Code)

Issuer's Telephone Number	(702) 898-8388

Copies of Communications to:

Stoecklein Law Group

402 West Broadway, Suite 400

San Diego, CA 92101

(619) 595-4882

Fax (619) 595-4883

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.001 par value

(Title if Class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The issuer’s revenues for its most recent fiscal year ended December 31, 2005. $355,264

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and ask price, as of May 16, 2006 was $2,045,168.27 based on a share value of $0.155.

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15 (d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

The number of shares of Common Stock, $0.001 par value, outstanding on May 16, 2006 was 21,083,902 shares.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

LITFUNDING CORP.

FOR THE FISCAL YEAR ENDED

DECEMBER 31, 2005

Index to Report

on Form 10-KSB

Explanatory Note – This Amendment No. 1 to Form 10-KSB is being filed to amend Item 2, the financial statements, Item 12 and to include the Report of Epstein, Weber & Conover, PLC, the Company’s former independent accountants.

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

CLX & Associates, Inc. On March 1, 2006, we entered into a consulting agreement with CLX & Associates, Inc., wherein CLX agreed to provide us with consulting services in connection with (i) short and long term strategic planning; (ii) short term crisis management; (iii) short and long term marketing; (iv) meeting with/selecting qualified companies for joint business ventures; (v) contracting and interviewing qualified accounting firms and legal counsel; (vi) recruitment selection of key executives and staff; (vii) internet and website design; and (viii) recommending and identifying of board members. We agreed to compensate CLX for the services a total of $100,000 in cash, or 1,000,000 shares of our common stock. CLX will commence providing services for the Company on such date as it has received the agreed compensation (“effective date”). The term of the agreement is for three months from the effective date. On June 23, 2006, the 1,000,000 shares were issued to CLX.

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

We currently maintain an executive office at 3700 Pecos McLeod Drive, Suite 100, Las Vegas, Nevada 89121. The space consists of approximately 5,000 square feet. The monthly rental for the space is $6,000 per month.

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

(4)	Includes 650,000 options to purchase shares of our common stock at prices ranging from $0.33 to $0.99 per share and 37,500 warrants to purchase shares of our common stock at $0.20 per share.
(5)	Mr. Gabby holds 10,000 options to purchase shares of our common stock at $0.41 per share.
(6)	Mr. Ryan holds 10,000 options to purchase shares of our common stock at $0.845 per share.

Security Ownership of Certain Beneficial Owners

Name of Beneficial Owner (1)	Number of Shares	Percent of Class (2)
Stanley Tomchin One Turnberry Place, Unit 602 2877 Paradise Road Las Vegas, NV 89109	1,236,400 (3)	6%
Gary Rasmussen Rochester Capital Partners 11684 Ventura Studio City, CA 91604	1,500,000	7%
Beneficial Owners as a Group	2,736,400	13%

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

TEM 13.	EXHIBITS

(a)	Exhibits

Exhibit Number	Description
2.1

Plan and agreement of merger between RP Entertainment Inc., RP Acquisition Corp. and LitFunding Corp. dated February 21, 2003 (Incorporated by reference to the exhibits to Form 8-K filed on March 11, 2003)

2.2	U.S. Bankruptcy Court Stipulation between LitFunding Corporation and Petitioning Creditors dated November 14, 2003 (Incorporated by reference to the exhibits to Form 8-K filed on December 4, 2003)
2.3	U. S. Bankruptcy Court Notice of Entry of Judgment (Incorporated by reference to the exhibits to Form 8-K filed on December 4, 2003)
2.4	U.S. Bankruptcy Court Chapter 11 Plan of Reorganization dated April 7, 2004 (Incorporated by reference to the exhibits to Form 8-K filed on July 6, 2004)
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

10.13	Investment Agreement with Imperial Capital Holdings, dated January 16, 2006 (Incorporated by reference to the exhibits to Form 8-K filed on February 1, 2006)
10.14	Registration Rights Agreement with Imperial Capital Holdings, dated January 19, 2006 (Incorporated by reference to the exhibits to Form 8-K filed on February 1, 2006)

10.15	Placement Agent Agreement with Brewer Financial Services, LLC., dated January 16, 2006 (Incorporated by reference to the exhibits to Form 8-K filed on February 1, 2006)
10.16	2006 Non-Qualified Stock Compensation Plan (Incorporated by reference to the exhibits to Form S-8 filed on February 28, 2006)
10.19	Share Exchange Agreement with Easy Money Express, Inc., dated March 31, 2006 (Incorporated by reference to the exhibits to Form 10-KSB filed on May 19, 2006)
20	Letter to Shareholders dated March 11, 2003 (Incorporated by reference to the exhibits to Form 8-K filed on March 11, 2003)
21	List of Subsidiaries : California LitFunding, E.Evolution Expeditions and LitFunding USA (Incorporated by reference to the exhibits to Form 10-KSB filed on March 21, 2005)
31.1	Certification of Morton Reed pursuant to Section 302 of the Sarbanes-Oxley Act (Incorporated by reference to the exhibits to Form 10-KSB filed on May 19, 2006)
31.2	Certification of Terry Gabby pursuant to Section 302 of the Sarbanes-Oxley Act (Incorporated by reference to the exhibits to Form 10-KSB filed on May 19, 2006)
32.1	Certification of Morton Reed pursuant to Section 906 of the Sarbanes-Oxley Act (Incorporated by reference to the exhibits to Form 10-KSB filed on May 19, 2006)
32.2	Certification of Terry Gabby pursuant to Section 906 of the Sarbanes-Oxley Act (Incorporated by reference to the exhibits to Form 10-KSB filed on May 19, 2006)

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

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

Date: August 3, 2006

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Morton Reed	President, Ceo, Chairman	August 3, 2006
Morton Reed

/s/ Stanley Weiner	VP Finance, Director	August 3, 2006
Stanley Weiner

/s/ Donald Hejmanowski	Director	August 3, 2006
Donald Hejmanowski

/s/ Terry Gabby	Chief Financial Officer	August 3, 2006
Terry Gabby

TABLE OF CONTENTS

PAGES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-1 – F-2

CONSOLIDATED BALANCE SHEET	F-3

CONSOLIDATED STATEMENT OF OPERATIONS	F-4

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY	F-5

CONSOLIDATED STATEMENT OF CASH FLOWS	F-6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	F-7 – F-21

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of LitFunding Corp.:

We have audited the accompanying consolidated statements of operations, stockholders’ equity and cash flows of Litfunding Corp. and subsidiaries for the year ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of its operations and cash flows of Litfunding Corp. and subsidiaries for the year ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred material net losses for the year ended December 31, 2004 and liabilities exceeded assets by $1,602,745 at December 31, 2004. The Company has entered into a Chapter 11 Plan of Reorganization under the United States Bankruptcy Code. The uncertainty of the Company’s ability to raise future funding and the lack of cash flow from operations raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regard to these matters are discussed in Note 1. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

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

Boynton Beach Florida	/s/ Lawrence Scharfman
May 3, 2006	Lawrence Scharfman &Co., CPA P.C.

- LICENSED IN FLORIDA & NEW YORK -

LitFunding Corp

Consolidated Balance Sheets

For the year ended
December 31,
2005
Assets

Current assets:
Cash and cash equivalents	$7,121
Accounts receivable, net	27,970
Contingent advances less reserves for unsuccessful
resolution of lawsuits	1,068,300
Note receivable	100,181
Total current assets	1,203,572

Fixed assets, net	39,402
Total fixed assets	39,402

Other assets
Other assets	20,881
Total other assets	20,881
Total assets	$1,263,855

Liabilities and Stockholders' Equity

Liabilities not subject to compromise
Accounts payable	$709,545
Accrued expenses	384,167
Deferred revenue	141,668
Notes payable	65,000
Investor participation obligations	1,175,000
Interest payable	-
Total current liabilities not subject to compromise	2,475,380

Liabilities subject to compromise
Trade and miscellaneous claims	380,210
Debentures	200,000
Total liabilities subject to compromise	580,210
Total liabilities	3,055,590

Stockholders' equity:
Series A Convertible preferred Stock, par value $0.001,
2,000,000 shares authorized, 800,000 shares issued and outstanding	800
Common stock, $0.001 par value, 50,000,000 shares
authorized, 16,217,402 and 11,220,063 shares issued and outstanding at December 31, 2005 and 2004, respectively	16,217
Shares authorized & unissued	-
Subscription Payable	327,139
Additional paid-in capital	8,061,428
Accumulated (deficit)	(10,197,319)
(1,791,735)
$1,263,855

LitFunding Corp

Statements of Operations

	For the years ending
	December 31,
	2005	2004

Net Revenue	$355,264	$1,878,685

Expenses:
Reserve for unsuccessful resolution of lawsuits	$76,950	$41,750
General and administrative expenses	2,986,487	2,426,248
Consulting fees - related party	8,301	-
Financing expense	67,288	-
Depreciation & Amortization	28,467	26,108
Preferred stock dividend	1,245	-
Total operating expenses	3,168,738	2,494,106

Net operating (loss)	(2,813,474)	(615,421)

Other income (expenses):
Other income	73,953	41,438
Interest expense	(57,039)	(24,852)
Rental Income	-	1,500
Amortization of debt discount	(677,484)	-
Total other income (expenses)	(660,570)	18,086

Loss before reorganization items,
extraordinary gain and income taxes	(3,474,043)	(597,335)
Bad debt in connection with share issuance	(498,000)	-
Reorganization items:
Legal fees	-	(328,000)
Loss before extraordinary gain and income taxes	(3,972,043)	(925,335)

Extraordinary gain, net of income taxes	-	14,131,116

Income (Loss) before Income taxes	(3,972,043)	13,205,781

Income tax (benefit) provision	-	-
Net Income (loss)	$(3,972,043)	$13,205,781
Basic Earnings (loss) per share:
Before Extraordinary item	(0.28)	(0.09)
Extraordinary item	-	1.33
Total	(0.28)	1.24

Diluted Earnings (loss) per share
Before Extraordinary item	(0.28)	(0.09)
Extraordinary item	-	1.33
Total	(0.28)	1.24

Weighted average number of common shares outstanding:
Basic	14,419,498	10,585,663
Diluted	$14,419,498	$10,585,663

LitFunding Corp

Statements of Changes in Stockholders' Equity

	Common Stock		Preferred Stock		Additional				Total
					paid in	Subscription	Deferred	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Payable	Compensation	(Deficit)	Equity

Balance, December 31, 2003	9,410,850	$9,411			$3,605,900	-	$-	(18,701,306)	$(15,085,995)
Shares issued for cash	100,000	100	-	-	900	-	-		1,000
Shares issued to creditors	401,597	402	-	-	79,918	-	-		80,320
Shares issued for services	265,115	265	-	-	129,710	-	-		129,975
Value of Warrants issued	-	-	-	-	66,174	-	-		66,174
Stock dividend	1,042,501	1,043	-	-	728,708	-	-	(729,751.00)
Net income for the year ended
December 31, 2004								13,205,781	13,205,781
Balance, December 31, 2004	11,220,063	11,221	-	-	4,611,310	-	-	(6,225,276)	(1,602,745)

shares issued for cash	2,291,951	2,292	800,000	800	1,136,608	-	-	-	1,139,700
Shares authorized & unissued					327,139	-	-	-	327,139
Shares issued for services	757,500	757	-	-	415,705	-	-	-	416,462
Shares issued in settlement	157,888	157	-	-	67,236	-	-	-	67,394
Shares issued in settlement of notes	600,000	600	-	-	647,891	-	-	-	648,491
Shares issued in lieu of interest	75,000	75	-	-	38,675	-	-	-	38,750
Warrants and Options issued	-	-	-	-	739,979	-	-	-	739,979
Warrants and Options exercised	665,000	665	-	-	32,335	-	-	-	33,000
Options exercised - related party	450,000	450	-	-	44,550	-	-	-	45,000
Subscription payable	-	-	-	-	-	327,139	-	-	327,139
Net (loss) for the year ended
								(3,972,043)	(3,972,043)
Balance, December 31, 2005	16,217,402	$16,217	800,000	$800	$8,061,428	$327,139	$-	$(10,197,319)	$(1,791,735)

LitFunding Corp

Consolidated Statements of Cash Flow

	For the years ending
	December 31,
	2005	2004
Cash flows from operating activities
Net income (loss)	$(3,474,043)	$13,205,781
Adjustments to reconcile net income to net cash
provided by (used in operating activities)
Extraordinary gain on settlement with IEP creditors	-	(14,131,116)
Gain on forgiveness of capital lease obligation	-	(20,734)
Gain on Discount of pre-petition debt	-	(74,258)
Depreciation and amortization	28,467	26,108
Reserve for unsuccessful resolution of lawsuits	76,950	(712,333)
Reserve for Doubtful Receivables	-	435,920
Loss on disposal of asset	-	5,805
Share-based compensation	825,124	80,320
Common stock issued in settlements	67,394	-
Share-based interest payments	38,750	-
Gain on participation obligation	(15,000)	-
Debt discount amortization	603,558	13,886
Changes in assets and liabilities:	-	-
Trade and other accounts receivable	84,530	(853,279)
Other assets	(20,881)	(25,799)
Contingent advances	(769,500)	714,550
Accounts payable and accrued expenses	315,705	28,168
Trade and other claims subject to compromise	(241,193)	621,403
Note receivable	(100,000)	-
Deferred revenue	141,668	-
Net cash (used in) operating activities	(2,438 ,471)	(685,578)

Cash flows from investing activities:
Purchases of property and equipment	(3,733)	(12,248)
Net cash (used in) investing activities	(3,733)	(12,248)

Cash flows from financing activities:
Cash from issuance of common stock	441,700	1,000
Cash from exercise of options & warrants	77,550	-
Cash from issuance of preferred stock	200,000	-
Proceeds from notes payable	222,500	500,000
Subscription Payable	76,533	-
Proceeds from investor participation borrowings	-	550,000
Proceeds from investor obligations	702,500	(62,500)
Principal repayments on capital lease obligations	-	(4,514)
Value of Warrants issued	387,021	3,686
Net cash provided by financing activities	2,107,804	987,672

Increase (decrease) in cash	(334,401)	289,846
Cash - beginning of period	341,522	51,676
Cash - ending of period	$7,121	$341,522

Supplemental disclosures:
Interest paid	57,039	18,319
Income taxes paid	$-	$-

Shares issued for services	$416,462	-
Number of shares issued for services	757,500	-
Shares issued for debt	$754,634	-
Number of shares issued for debt	832,888	-
Imputed value of warrants issued with debt	-	$62,488

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

LitFunding Corp

Notes

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

LitFunding Corp

Notes

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

Stock-based compensation

In December 2004, the FASB issued SFAS No. 123 (revised 2004). Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based

LitFunding Corp

Notes

payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The Company adopted SFAS No. 123(R) as of December 31, 2005. Stock issued for services totaled $1,288,678 and $80,320 for the years ended December 31, 2005 and 2004, respectively.

In 2005 ,the Company accounted for its employee stock-based compensation arrangements in accordance with provision of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for stock Issued to Employees”, and related interpretations. As such, compensation expense under fixed plans is recorded only if the market value of the underlying stock at the date of grant exceeds the exercise price. The Company recognized compensation expense for stock options, common stock and other equity instruments issued to non-employees for services received based upon the fair value of the equity instruments issued as the services are provided and the securities earned.

The Company accounted for stock-based compensation associated with the re-pricing of employee stock options in accordance with the provision of FASB Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation” (“FIN 44”). For accounting purposes, the repricing of existing stock options requires variable accounting for the new options granted from the date of modification. Variable accounting requires that the intristic value, being the excess of the current market price at the end of each reporting period in excess of the exercise price of the repriced options, be expensed as non-cash stock-based compensation expense until such time as the repriced options are exercised, expire or are otherwise forfeited. Any increase in the intristic value of the repriced options will decrease reported earnings, and any subsequent decreases in value will increase reported earnings.

SFAS No. 123, “Accounting for Stock-Based Compensation”, requires the continued application of APB Opinion No. 25 for transactions with employees to provide pro forma net earnings (loss) and pro forma earnings (loss) per share disclosures for employee stock option grants as if the fair value based method defined in SFAS 123 has been applied to these transactions.

The following table represents the effect on net (loss) and (loss) per share if the Company had applied the fair value based method and recognition provisions of SFAS No. 123:

	2005	2004
Net (loss), as reported	$(3,972,043)	$13,186,363
Add: Employee stock-based compensation Expense, as reported	825,154	-
Deduct: Total stock-based employee compensation expense determined under fair value method	(1,854,162)	(375,290)
Pro forma net (loss)	$(5,001,051)	$12,811,073
Net (loss) per common share
Basic (loss) per share, as reported	$(0.28)	$1.24
Basic per share, pro forma	$(0.35)	$1.21

As required, the pro forma disclosures above include options granted during each fiscal year. Consequently, the effects of applying SFAS No. 123 for providing pro forma disclosures may not be representative of the effects on reported net income for future years until all options outstanding are included in the pro forma disclosures.

LitFunding Corp

Notes

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

LitFunding Corp

Notes

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

LitFunding Corp

Notes

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

LitFunding Corp

Notes

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

Note 4 – Income taxes

The Company recognizes deferred income taxes for the difference between financial accounting and tax bases of assets and liabilities. Income taxes for the years ended December 31, 2005 and 2004 consisted of the following:

	As of December 31,
	2005	2004

Current tax benefit (provision)	$-0-	$178,936
Deferred (benefit) provision	-0-	(178,936)

Total income tax provision	$-0-	$-0-

LitFunding Corp

Notes

Net deferred income tax assets of $,3,467,088 are fully offset by a valuation allowance of $3,467,088. The valuation allowance was increased by $370,088 in the year ended December 31, 2005. The increase in the valuation allowance in the year ended December 31, 2005, primarily is the result of the increased of net operating loss for the year ended December 31, 2005.

Net operating loss carryforwards of approximately $10,197,319 expire from 2020 through 2025. Due to the change in control of the Company as discussed in Note 1, future utilization of net operating losses may be restricted.

The differences between the statutory and effective tax rates are as follows for the year ended December 31, 2005:

	December 31,
	2005		2004
Federal statutory rates	$(3,467,088)	(34%)	$4,448,000	34%
State income taxes	-0-		785,000	6%
Valuation allowance for operating loss carryforwards	3,467,088	34%	(3,097,000)
Permanent difference for discharge of debt	-0-	0%	(2,125,000)
Other	-0-	0%	(11,000)
Effective rate	$-0-	0%	$-0-	0%

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

Management estimates the net realizable value of contingent advances by periodically reviewing the progress of the cases with the attorneys trying them and past experience with similar cases. Management believes that the Company has historically achieved a success rate of approximately 85% on cases that it has funded. Post reorganization procedures and policies have been implemented and management believes that it will achieve a success rate of no less than 90% on new fundings. Management monitors all cases and provides an allowance if it believes that any advances have been impaired. At December 31, 2005, there were contingent advances outstanding of $1,187,000 and a corresponding impairment allowance of $118,700

Note 6 - Participation Agreements

Prior to the filing of the involuntary petition on April 2, 2003, the Company raised capital to enable it to engage in the practice of funding the contingent advances by entering into so called IEP agreements. These are considered to be investment/equity participation agreements the nature of which has been redefined and fixed as part of plan of reorganization and the totality of

LitFunding Corp

Notes

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

LitFunding Corp

Notes

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

LitFunding Corp

Notes

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

Note 10 –Commitments and Contingencies

Commitments

In October 2004, the Company rescinded its long-term property lease as allowed in Chapter 11 bankruptcy proceedings of the Federal Bankruptcy code and moved its offices to Las Vegas, Nevada where it occupied space on a month-to-month lease until March 1, 2005. On March 1, 2005 the company entered into three-year lease agreement expiring February 29, 2008 at $5,000 per month in 2005, $6,000 per month in 2006 and $6,180 for the remaining lease year. Rent expense for the years ended December 31, 2005 and 2004 was $78,837 and $127,310, respectively.

Commitments for minimum operating lease payments are as follows:

2006	$70,000
2007	73,800
2008	12,360
Total	$156,160

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

LitFunding Corp

Notes

The State Court action has been stayed pending resolution of the issues in the United States Bankruptcy Court. The Federal Court's decisions in the company's favor will preclude proceedings against the company in the state court action.

Note 11- Net Income (Loss) Per Share

Net income per share is calculated using the weighted average number of shares of common stock outstanding during the year. Options/Warrants to purchase 6,250,750 to purchase common shares were not considered in the calculation for diluted earnings per share for the years ended December 31, 2005. In accordance with SFAS No. 128, the control number used in determining the dilutive effect of warrants and options is based on operating income, therefore, because the Company experienced a net operating loss as of December 31, 2005 the effect of their inclusion based would be anti-dilutive and hence, were not included.

	2005			2004
	Income (Loss)	Shares	Per Share	Income (Loss)	Shares	Per Share
Net income (loss) before extraordinary item	$ (3,970,798)			$ (1,047,850)
Extraordinary item	-			14,131,116
Total	$ (3,970,798)			$ 13,083,266

Preferred dividends	1,245			-
Income (loss) available to common shares holders	$ (3,972,043)			$ 13,083,266

Basic earnings (loss) Per Share:
Before extraordinary item	$ (3,972,043)	14,419,498	$ (0.28)	$ (1,047,850)	10,585,663	$ (0.09)
Extraordinary item	-	14,419,498	$ (0.28)	14,131,116	10,585,663	$ 1.33

Total	$ (3,972,043)	14,419,498	$ (0.28)	$ 13,083,266	10,585,663	$ 1.24

Note 12 – Related Party

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

LitFunding Corp

Notes

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

Note 13 – Warrants and Options

During 2005, the Company granted options and warrants to purchase 3,773,250 shares of its common stock at a weighted average exercise price of $0.49 per share.

Options and Warrants Exercised

During the year ended December 31, 2005, 1,115,000 options were exercised. The warrants and options were issued to both non-employees for services and to Directors of the Company and creditors. The and options issued to Directors of the Company were part of the compensation package promised to Directors in August 2004 and are priced accordingly.

The summary of activity for the Company's stock options/warrants is presented below:

	Year ended December, 2005	Weighted Average Exercise Price	Year ended December, 2004	Weighted Average Exercise Price

Options/Warrants outstanding at beginning of Period	3,592,500	$0.30	1,549,500	$.0.54
Granted	3,773,250	$0.49	2,075,000	$0.21
Exercised	(1,115,000)	$0.05	-
Terminated/Expired	-		(32,000)	$1.00
Options /warrants outstanding at end of period	6,250,750	$0.42	3,592,500	$0.30
Options/warrants exercisable at end of period	6,250,750	$0.42	3,592,500	$0.30

LitFunding Corp

Notes

Price per share of options outstanding	$0.01-$7.00	$0.01-$7.00

Weighted average remaining contractual lives	3.08 years	2.05 years

Weighted average fair value of options granted during the period	$0.49	$0.49

Note 14 - Subsequent Events

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