Form 10QSB
period 2006-06-30
LITFUNDING CORP
filed 2006-08-22
CIK 1142488

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

☐ TRANSITION REPORT UNDER SECTION 13 OR

15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-49679

LITFUNDING CORP.

(Exact name of small business issuer as specified in its charter)

Nevada	93-1221399
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

6375 S. Pecos Road, Suite 217

Las Vegas, Nevada 89120

(Address of principal executive offices)

(702) 898-8388

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

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.     Yes ☒      No ☐

The number of shares of Common Stock, $0.001 par value, outstanding on August 2, 2006, was 24,483,902 shares.

Transitional Small Business Disclosure Format (check one):     Yes ☐      No ☒

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

LitFunding Corp.

Consolidated Balance Sheets

	(unaudited)	(audited)
	June 30,	December 31,
	2006	2005
Assets
Current assets:
Cash and cash equivalents	$19,271	$7,121
Accounts receivable, net	30,760	27,970
Due from employees	44,613	-
Contigent advances less reserves for unsuccessful
resolution of lawsuits	268,475	1,068,300
Note receivable	294,500	100,181
Total current assets	657,619	1,203,572

Fixed assets, net	217,554	39,402
Total fixed assets	217,554	39,402
Other assets
Deposits	20,531	20,881
Total other assets	20,531	20,881

Total assets	$895,704	$1,263,855
Liabilities and Stockholders' Equity
Liabilities not subject to compromise
Accounts payable	$714,758	$709,545
Accrued expenses	482,792	384,167
Deferred revenue	29,170	141,668
Notes payable	324,830	65,000
Investor participation obligations	683,650	1,175,000
Total current liabilities not subject to compromise	2,235,200	2,475,380
Liabilities subject to compromise
Trade and miscellaneous claims	-	380,210
Debentures	200,000	200,000
Total liabilities subject to compromise	200,000	580,210

Total liabilites	2,435,200	3,055,590
Stockholders' equity:
Series A Convertible preferred Stock, par value $0.001,
2,000,000 shares authorized, 800,000 shares issued and
and outstanding	800	800
Common stock, $0.001 par value, 50,000,000 shares
authorized, 24,483,902 and 16,217,402 shares issued and
outstanding at June 30, 2006 and December 31, 2005, respectively	24,484	16,217
Subscription Payable	500,045	327,139
Additional paid-in capital	9,106,467	8,061,428
Preferred stock dividend	(11,902)	-
Accumulated (deficit)	(11,159,389)	(6,225,276)
	(1,539,495)	2,180,308

	$895,704	$5,235,898

See notes to consolidated financial statements

LitFunding Corp.

Consolidated Statement of Operations

Unaudited

	Three months ended		For the six months ended
	June 30,		June 30,
	2006	2005	2006	2005

Net Revenue	$226,369	$137,500	$417,908	$147,875

Expenses:
Reserve for unsuccessfl resolution of lawsuits	-	(4,500)	-	27,250
General and administrative expenses	779,941	777,387	1,349,269	1,580,847
Financing expense	-	-	3,947	-
Depreciation & Amortization	6,092	-	12,671	-
Total operating expenses	786,033	772,887	1,365,887	1,608,097

Net operating (loss)	(559,664)	(635,387)	(947,979)	(1,460,222)

Other income (expenses):
Other income (expense)	769	(187,688)	-	(121,533)
Interest (expense) net of interest income	(2,679)	(134,136)	(14,090)	(221,202)
Rental Income	-	-	-	-
Amortization of debt discount	-	-		-
Total other income (expenses)	(1,910)	(321,824)	(14,090)	(342,735)

Income (Loss) before Income taxes	(561,574)	(643,648)	(962,070)	(1,802,957)

Income tax (benefit) provision	-	-	-	-

Net Income (loss)	$(561,574)	$(643,648)	$(962,070)	$(1,802,957)

Weighted average number of
common shares outstanding - basic and fully diluted	15,368,879	14,411,082	19,721,763	13,400,327

Net (loss) per share - basic and fully diluted	$(0.04)	$(0.04)	$(0.05)	$(0.13)

See notes to consolidated financial statements

LitFunding Corp.

Consolidated Statement of Cash Flows

Unaudited

	For the six months ended
	June 30,
	2006	2005

Cash flows from operating activities
Net income (loss)	$(962,070)	$(1,802,957)
Adjustments to reconcile net income to net cash
provided by (used in operating activities)
Depreciation and amortization	12,671	14,878
Reserve for unsuccessful resolution of lawsuits	-	15,000
Share-based compensation	568,981	497,979
Changes in assets and liabilities:
Increase (decrease) in account receivables	(2,790)	40,250
Increase (decrease) in other assets	(44,263)	13,353
Increase (decrease) in contingent advances	799,825	(275,250)
Notes receivable	(192,840)	-
Debt discount	-	185,890
Increase (decrease) in accounts payable and accrued expenses	36,883	320,955
Trade and other claims subject to compromise	-	(88,110)
Increase (decrease) in deferred revenue	(112,498)	-
Net cash (used in) operating activities	103,899	(1,078,012)

Cash flows from investing activities:
Purchase of property and equipment	-	(3,734)
Net cash (used in) investing activities	-	(3,734)

Cash flows from financing activities:
Cash from issuance of common stock	50,000	293,300
Cash from exercise of options & warrants	4,250	-
Common stock cancellation	(7,000)	-
Proceeds from notes payable	31,000	222,500
Repayments of notes payable	(170,000)	-
from investor participation borrowings	-	252,500
Net cash provided by financing activities	(91,750)	768,300

Increase (decrease) in cash	12,149	(313,446)
Cash - beginning of period	7,121	341,522
Cash - ending of period	$19,270	$28,076

Supplemental disclosures:
Interest paid	$14,090	$4,250
Income taxes paid	$-	$-

Shares issued for services	$568,981	-

See notes to consolidated financial statements

LitFunding Corp

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

B. Gap Claims. During the period between the filing of the involuntary petition and the date on which LitFunding Nevada's stipulated to the entry of an order for relief, certain claims accrued. Substantially all of these claims accrued in favor of two law firms that were defending LitFunding Nevada against the involuntary filing. The Debtors reached an agreement with these claimants to pay $314,000 over twelve months. During the three months ended March 31, 2006 the debtor elected to convert $3,676 to 26,250 shares oh the Company’s $.001 par value common stock and $36,881 to a promissory note bearing interest at 8% per annum with a maturity date of August 1, 2006.

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
$ 200,000

The Company intends to repay all obligations in full. Debenture Claims are impaired as that termed is used in the Bankruptcy Code because obligations will be paid out over a specified longer term. However, for accounting purposes, the Company does not believe any of the obligations are compromised at r March 31, 2006 based on the expected amount of allowed claims.

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

Notes payable at March 31, 2006 is comprised of the following:

Note payable to entity, original balance of $19,181 Principal and interest due June 15, 2006. The Note is unsecured.	$19,182

Note payable to entity, original balance of $15,000 due in three monthly installments of $5,000 beginning April 15, 2006. The Note is unsecured	15,000

Note payable to entity, original balance of $30,502 due in two monthly installments of $15,251 beginning April 15, 2006. The Note is unsecured	30,502

Notes payable with no specified due dates. Face amount of $19,500 and $15,000, interest at 10% per annum, the note is unsecured.	34,500

Notes payable with specified due dates. Face amount $6,000, interest at 6% due March 15, 2006.	6,000
Notes payable with specified due dates. Face amount $6,000, interest at 12% due April 1, 2006.	25,000
Notes payable with no specified due dates. Notes unsecured	7,500
Total	$137,684

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

In the year ended December 31, 2004, the Company declared and issued an 11 for 10 stock dividends. As a result 1,042,501 shares were issued. The trading value of the shares on the declaration date of November 1, 2004, was $0.70. The aggregate value of the new shares issued of $729,751 was reclassified from the accumulated deficit to additional paid-in capital.

During the year ended December 31, 2005, the Company accepted a subscription to purchase 186,667 shares of its $.001 par value to an accredited investor at $0.41 per share. The Company recorded a subscription payable of $76,533 at December 31, 2005; the shares were unissued at March 31, 2006.

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

During the months ended March 31, 2006, certain unsecured creditors elected to convert $244,169 to 1,454,108 shares of the Company’s $.001 par value common stock. At March 31, 2006 the Company had issued 281,132 and the remaining1,172,976 shares were issued on April 18, 2006 the Company recorded a subscription payable of $ 190,687 at March 31, 2006

On April 18, 2006, the company issued 831,481 shares of its common stock to Morton Reed, CEO of the Company, in exchange for accrued debt valued at $130,000. The shares were unrestricted pursuant to the S-8 Registration filed on February 28, 2006.

On April 18, 2006, the Company issued 50,000 shares of its restricted common stock to Anthony Longo as a sign-on bonus.

On April 18, 2006, the Company issued 15,000 shares of its restricted common stock to Rochester Capital Partners, LP and 5,000 shares of our common stock to Joseph Weaver in exchange for all of the issued and outstanding shares of Easy Money Express, Inc. (200,000 shares).

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

On May 23, 2006, the Company issued 1,000,000 shares of its restricted common stock to Stoecklein Law Group for services rendered to the Company.

On May 23, 2006, the Company issued 500,000 shares of its restricted common stock to Opus Pointe for services rendered to the Company.

On June 2, 2006, the Company issued 100,000 shares of its common stock to Marc J. Winthrop for legal services provided to the Company. The shares issued were unrestricted pursuant to the S-8 Registration filed with SEC on February 28, 2006.

Apex Investment Fund Ltd. converted 400,000 shares of Series A 12% Convertible Preferred Stock into 800,000 shares of our restricted common stock. The 800,000 shares of common stock were issued on June 2, 2006.

On June 23, 2006, the Company issued 1,000,000 shares of its restricted common stock to CLX & Associates, Inc. pursuant to its consulting agreement dated March 1, 2006.

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

Note 9 – Warrants and Options

During the three months ended March 31, 2006, the Company granted options to purchase 300,000 shares of its common stock at an exercise price of $.15 per share with a one-year term and 20,000 warrants at an exercise price of $.25 with a two-year term. The estimated value of the options and warrants, using the Black-Scholes pricing model, is $31,260 and $3,497, respectively, which was expensed as share-based compensation and financing expense.

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

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any or our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties. The factors impacting these risks and uncertainties include, but are not limited to:

o	increased competitive pressures from existing competitors and new entrants;
o	increases in interest rates or our cost of borrowing or a default under any material debt agreements;
o	deterioration in general or regional economic conditions;
o	adverse state or federal legislation or regulation that increases the costs of compliance, or adverse findings by a regulator with respect to existing operations;
o	loss of customers or sales weakness;
o	inability to achieve future sales levels or other operating results;
o	the unavailability of funds for capital expenditures and/or general working capital; and
o	operational inefficiencies in distribution or other systems.

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

At June 30, 2006, we estimate that the principle and fee expected on the open and unresolved cases is approximately $1,080,893.18.

In our second quarter, one of our largest advances was repaid. The $450,000 advance represented approximately 48% of our investment capital at the time of the advance. We received a payoff of $890,000, returning $440,000 after a period of only eight months. This calculates to a return of roughly 98%, almost 60% of which is retained by the Company; the remaining balance is returned to the investor. We intend to use a portion of the proceeds to launch our new wholly owned subsidiary, Easy Money Express Inc.

Recent Developments

Effective March 7, 2006, we completed a reverse tri-party merger by an among the Company, Silver Dollar Production, a Nevada corporation and wholly owned subsidiary of the Company, and Global Universal Film Group Inc., a Nevada corporation, whereby we issued 1,500,000 shares of Series B Convertible Preferred Stock to Global in exchange for 100% of the issued and outstanding securities of Global. Pursuant to the terms of the merger, Global merged into Silver Dollar wherein Silver Dollar ceased to exist and Global became a wholly owned subsidiary of the Company.

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

On June 16, 2006, our wholly owned subsidiary, Easy Money Express, entered into a service agreement with M3 Internet Services, Inc. d/b/a CashZip, a South Dakota Corporation, wherein M3 agreed to promote and market the Easy Money Internet-based loan business through its developed online marketing using various online search engines and Pay-per-Click marketing services, including, but not limited to www.Google.com, as well as mutually agreed upon promotional and advertising material. Compensation shall be paid only on loan transactions made and repaid. Easy Money shall pay to M3 50% of the gross revenue generated from loan transactions based upon referrals made by M3 and loan transactions based upon referrals made by any source outside of M3’s marketing efforts. Easy Money shall also pay M3 a $12 client acquisition fee for each new client who submits an online loan application. The term of the agreement is for twelve (12) months commencing on June 16, 2006 and will automatically renew for succeeding 12-month periods unless either party notifies the other, in writing, at least thirty (30) days prior to the end of the term that it does not intend to renew.

Results of Operations for the Three Months Ended June 30, 2006 and 2005.

The following table summarizes selected items from the statement of operation at June 30, 2006 compared to June 30, 2005.

INCOME:

	Three Months Ended June 30,		Increase (Decrease)
	2006	2005	$	%

Net Revenue	$ 226,369	$ 137,500	$ 88,869	65%

Revenue

Revenue for the three months ended June 30, 2006 was $226,369 compared to revenues of $137,500 in the three months ended June 30, 2005. This resulted in an increase in revenues of $88,869, or 65%, from the same period one yare ago. The increase in revenue is due to several previously funded cases which settled and our collection efforts were successful. Our operating cycle is typically longer than one year for funded cases to generate revenue. We cannot guarantee with certainty when we will generate revenue sufficient to fund ongoing operations. Our future revenues will be reliant on the ability to fund future cases which require shorter periods of funding and strong collection efforts on funded cases as they are resolved.

EXPENSES:

	Three Months Ended June 30,		Increase (Decrease)
	2006	2005	$	%

Reserve for unsuccessful resolution of lawsuits	$ -	$ (4,500)	$ 5,500	-
General and administrative expenses	779,941	777,387	2,554	0%
Depreciation and amortization	6,092	-	6,092	-

Total operating expenses	$ 786,033	$ 772,887	$ 13,146	2%

Total Operating Expenses

Total operating expenses for the three month period ended June 30, 2006 increased by $13,146 over the three month period ended June 30, 2005 due to slightly administrative increases.

	Three Months Ended June 30,		Increase (Decrease)
	2005	2004	$	%

Other income (expense)	$ 769	$ (187,688)	$ 188,457	(100%)
Interest (expense) net of interest income	(2,679)	(134,136)	131,457	(98%)

Total other income (expense)	$ (1,910)	$ (321,824)	$ 319,914	(99%)

Interest Expense

Our interest expense was $131,457 lower in the three month period ended June 30, 2006 than the three month period ended June 30, 2005 because we reduced short term interest bearing debt.

	Three Months Ended June 30,		Increase (Decrease)
	2006	2005	$	%

Net income (loss)	$ (561,574)	$ (643,648)	$ 82,074	(13%)

Net Loss

Our net loss was $82,074 higher in the three month period ended June 30, 2006 as compared to the three months ended June 30, 2005.

Results of Operations for the Six Months Ended June 30, 2006 and 2005.

The following table summarizes selected items from the statement of operation at June 30, 2006 compared to June 30, 2005.

INCOME:

	Six Months Ended June 30,		Increase (Decrease)
	2006	2005	$	%

Net Revenue	$ 417,908	$ 147,875	$ 270,033	183%

Revenue

Revenue for the six months ended June 30, 2006 was $417,908 compared to revenues of $147,875 in the six months ended June 30, 2005. This resulted in an increase in revenues of $270,033, or 183%, from the same period one yare ago. The increase in revenue is due to several previously funded cases which settled and our collection efforts were successful. Our operating cycle is typically longer than one year for funded cases to generate revenue. We cannot guarantee with certainty when we will generate revenue sufficient to fund ongoing operations. Our future revenues will be reliant on the ability to fund future cases which require shorter periods of funding and strong collection efforts on funded cases as they are resolved.

EXPENSES:

Six Months Ended June 30,		Increase (Decrease)
2006	2005	$	%

Reserve for unsuccessful resolution of lawsuits	$ -	$ 27,500	$ (27,250)	-
General and administrative expenses	1,349,269	1,580,847	(231,578)	(15%)
Financing expense	3,947	-	3,947	-
Depreciation and amortization	12,671	-	12,671	-

Total operating expenses	$ (14,090)	$(342,735)	$ (242,210)	(15%)

Total Operating Expenses

Total operating expenses for the six month period ended June 30, 2006 decreased by $242,210 over the six month period ended June 30, 2005 because of our efforts to reduce payroll costs in the General and Administrative expenses.

	Six Months Ended June 30,		Increase (Decrease)
	2005	2004	$	%

Other income	$ -	$ (121,533)	$ 121,533	(100%)
Interest (expense) net of interest income	(14,090)	(221,202)	207,112	(94%)

Total other income (expense)	$ (14,090)	$ (342,735)	$ 328,645	(96%)

Interest Expense

Our interest expense was $207,112 higher in the six month period ended June 30, 2006 than the six month period ended June 30, 2005 due to increased financing activity.

	Six Months Ended June 30,		Increase (Decrease)
	2006	2005	$	%

Net income (loss)	$ (962,070)	$ (1,802,957)	$ 840,887	(47%)

Net Loss

Our net loss was $840,887 lower in the six month period ended June 30, 2006 as compared to the six months ended June 30, 2005 because we increased revenue with more cases settling and our cost cutting efforts reflected by General and Administrative expenses being substantially reduced.  Until we can increase sales we will continue to have net losses.

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

We have cash of approximately $19,271 as of June 30, 2006. In the opinion of management, available funds will not satisfy our working capital requirements for the next twelve months. Nevertheless, our reorganization plan does provide for sufficient revenue to sustain operations.

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

Promissory Notes

On December 21, 2005, we entered into a Promissory Note with Global Universal Film Group Ent., Inc. for the principal amount of $50,000. Pursuant to the note Global promised to pay us the sum of $50,000 together with interest at the rate of 6% per annum on any unpaid balance. The $50,000 is to pay for the costs and expenses incurred in connection with the merger and was due upon completion of the merger. On June 30, 2006, the note was verbally extended to October 1, 2006.

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

Pursuant to our outstanding indebtedness to the law firm of Callahan & Blaine for legal services in connection with our Bankruptcy proceedings, our subsidiary California LitFunding and Michael A. Marcelli entered into a Promissory Note with Daniel J. Callahan for the principal amount of $36,881 on March 1, 2006. Pursuant to the note California LitFunding and Michael A. Marcelli, jointly promised to pay to the order of Daniel J. Callahan the sum of $36,881 with interest thereon at the rate of 8% per annum. Monthly installments commenced on April 1, 2006, in the amount of $7,524 and will continue thereafter on the first day of each month until September 1, 2006, at which time all unpaid principal and accrued interest shall be due and payable. Each monthly payment shall be credited first on the interest then due, and the remainder, if any, on the principal sum; interest shall thereupon cease to accrue on the amount so credited on the principal sum. Should default be made in the payment of any installment due under the note, Mr. Callahan will be entitled to payment of all amounts due plus $8,305 previously waived in consideration for the note and the whole sum of principal and interest shall become immediately due and payable at the option of Mr. Callahan.

On April 26, 2006, we entered into a Promissory Note with Global Universal Film Group, Inc. for the principal amount of $10,000. Pursuant to the note we promised to pay to the order of Global the sum of $10,000 together with interest at the rate of 6% per on June 30, 2006. On June 30, 2006, the note was verbally extended to October 1, 2006.

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

Investment Agreement with Imperial Capital Holdings

On July 28, 2006, we entered into an Investment Agreement with Imperial Capital Holdings (“Imperial”). Under the terms of the agreement, we agreed to issue and sell to Imperial, and Imperial agreed to purchase from the Company up to that number of shares of common stock having an aggregate purchase price of $3,000,000. The Company will be able to require Imperial to purchase up to the $3,000,000 of our common stock over a two-year period commencing on the date a registration statement is declared effective by the SEC covering shares of the Registrant’s common stock underlying the Investment Agreement. These funds will be able to be drawn at the Company’s discretion by delivering a written notice (“Put Notice”) stating the amount of funds the Company wishes to draw (“Put Amount”). The Put Amount shall be equal to 93% of the market price of the Company’s common stock, as calculated in accordance with the terms of the Investment Agreement, provided that in no event will the Put Amount be greater than $250,000. The Company shall not be entitled to submit a Put Notice until after the previous closing has been completed. If any closing best bid price during the applicable Pricing Period (the period beginning on the Put Notice date and ending on and including the date that is 5 trading days after such Put Notice date) with respect to any particular Put Notice is less than 75% of any closing best bid price of the common stock for the 10 trading days prior to the Put Notice date, the Put Notice will terminate at the Company’s request.

Registration Rights. Pursuant to the terms of the Registration Rights Agreement dated July 28, 2006 between Imperial and the Company, the Company is obligated to file a registration statement registering 15,000,000 shares of our common stock issuable on the date proceeding the filing of the Registration Statement based on the closing bid price of our common stock on such date and the amount reasonably calculated that represents common stock issuable to other parties as set forth in the Investment Agreement except to the extent that the SEC requires the share amount to be reduced as a condition of effectiveness. The Company shall use commercially reasonable efforts to have the Registration Statement declared effective by the SEC within 180 calendar days after the filing of the Registration Statement.

Placement Agent. In connection with the Investment Agreement, on July 28, 2006 we entered into a Placement Agent Agreement with Brewer Financial Services, LLC., a NASD registered broker-dealer. The Placement Agent will render consulting services to the Company with respect to the Investment Agreement and will be available for consultation in connection with the advances to be requested by the Company pursuant to the Investment Agreement. We agreed to pay to the Placement Agent 1% of the gross proceeds from each draw for all services in connection with the Placement Agent Agreement.

Satisfaction of our cash obligations for the next 12 months.

As of June 30, 2006, our cash balance was $19,271. Over the next twelve months we believe that existing capital and anticipated funds from operations will not be sufficient to sustain operations and planned expansion. Our plan for satisfying our cash requirements for the next twelve months is through additional equity, third party financing, and/or traditional bank financing. We intend to make appropriate plans to insure sources of additional capital in the future to fund growth and expansion through additional equity or debt financing or credit facilities. No assurance can be made that such financing would be available, and if available it may take either the form of debt or equity. In either case, the financing could have a negative impact on our financial condition and our Stockholders.

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

We currently employ 4 full time employees. Because of the legal proceedings previously discussed in prior filings, we experienced a deleterious and damaging loss of key personnel that will have to be replaced. In the event that we generate significant revenues and expand our operations, then we may need to hire additional employees or independent contractors.

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

Alliance Marketing. On March 1, 2006, we entered into a sales consultant agreement with Alliance Marketing, wherein we agreed to retain the services of Alliance Marketing to act as an outside, independent marketing consultant and sales representative for sales to new clients, acquiring new investor money to the LLC program and conducting all marketing and sales programs. We agreed to issue 50,000 shares of our common stock to Alliance Marketing as a sign-on bonus (issued on April 18, 2006 to Anthony Longo, principal of Alliance Marketing). We also agreed to issue to Alliance Marketing 50,000 options to purchase shares of our common stock at $0.15 per share for one year. This agreement has been amended and replaced with the consulting agreement with Anthony Longo dated July 1, 2006 (described below).

Anthony Longo. On July 1, 2006, we entered into a consulting agreement with Anthony Longo, wherein he agreed to act as an outside, independent marketing consultant for the establishment of our wholly-owned subsidiary Easy Money Express, Inc. (“EME”), acquiring new investor money that program and conducting all other marketing programs. This agreement serves as an amendment and supercedes the agreement with Alliance dated March 1, 2006. We agreed to provide Mr. Longo with marketing expenses such as show or event travel expenses and advertising material as well as a fee of $5,000 per month for six months from the date of July 1, 2006. In addition to a signing bonus of 50,000 shares of our restricted common stock (issued on April 18, 2006), Mr. Longo will receive the following stock bonuses related to specific performance:

When EME commences funding:	200,000 shares of common stock
When EME’s revenue totals $100,000:	200,000 shares of common stock
When EME’s revenue totals $300,000:	200,000 shares of common stock
When EME’s revenue totals $500,000:	400,000 shares of common stock

Julian Goldberg. On August 2, 2006, our wholly-owned subsidiary Global Universal Film Group entered into a consulting agreement with Julian Goldberg, wherein Mr. Goldberg agreed to assist Global in connection with Global’s efforts to raise capital through the sale and offering of Global’s interest bearing, ten-year corporate notes in the principal amount of $50,000,000, with principal secured or guaranteed by a package of Insurance Instruments (the “Corporate Notes”). The term of the agreement is for three (3) months from the date of August 2, 2006. Global agreed to compensate Mr. Goldberg with an initial retainer in the amount of $4,000. In the event that Global is successful in realizing financing from the sale of Global’s Corporate Notes, then Mr. Goldberg shall be entitled to receive an incentive fee in an amount equal to 6.5% of the cash proceeds actually received by Global. In the event Global is successful in obtaining financing from the sale of the Corporate Notes from any source located or introduced to Global by Mr. Goldberg, Global shall pay Mr. Goldberg a one-time performance fee in an amount equal to 3% of the gross proceeds from the Corporate Notes. Mr. Goldberg will also be entitled to a stock performance fee in the event of the sale of the Corporate Notes and paid in the form of a common stock warrant entitling Mr. Goldberg to purchase up to 500,000 shares of Global’s common stock. The warrant shall effective for one year from the date of August 2, 2006 and the stock price shall be equal to 50% of the average closing prices for the initial 20 trading days after trading, immediately after the “spin off” from the Company.

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

Since our inception we have not been profitable and have lost money on both a cash and non-cash basis. For the three months ended June 30, 2006, we incurred net losses of $561,574. Our accumulated deficit at the end of June 30, 2006 was $11,159,389. Future losses are likely to occur, as we are dependent on spending money to pay for our operations. No assurances can be given that we will be successful in reaching or maintaining profitable operations. Accordingly, we may experience liquidity and cash flow problems. If our losses continue, our ability to operate may be severely impacted or alternatively we may be forced to terminate our operations.

We are subject to a working capital deficit, which means that our current assets on June 30, 2006 were not sufficient to satisfy our current liabilities and, therefore, our ability to continue operations is at risk.

We had a working capital deficit for the three months ended June 30, 2006 which means that our current liabilities exceeded our current assets on June 30, 2006 by $1,577,581. Current assets are assets that are expected to be converted to cash within one year and, therefore, may be used to pay current liabilities as they become due. Our working capital deficit means that our current assets on June 30, 2006 were not sufficient to satisfy all of our current liabilities on June 30, 2006. If our ongoing operations do not begin to provide sufficient profitability to offset the working capital deficit, we may have to raise capital or debt to fund the deficit or curtail future operations.

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

Item 3. Controls and Procedures.

We conducted an evaluation, with the participation of Morton Reed, our Chief Executive Officer, and Terry Gabby, our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of June 30, 2006, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission’s rules and forms, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, Messrs. Reed and Gabby have concluded that as of June 30, 2006, our disclosure controls and procedures were not effective at the reasonable assurance level, primarily due to our inability to efficiently obtain information from our wholly owned subsidiary, Global Universal Film Group.

Although we encountered difficulty in obtaining information from Global Universal Film Group, we performed additional analysis and other post-closing procedures to ensure our consolidated financial statements were prepared in accordance with generally accepted accounting principles. Accordingly, we believe that the consolidated financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

Other than the deficiency and weakness described above, Mr. Reed, our Chief Executive Officer and Mr. Gabby, our Chief Financial Officer concluded that our disclosure controls and procedures are otherwise effective.

In an attempt to prevent further breakdowns in our internal control over financial and disclosure reporting, we have instituted enhanced reporting requirements for the management of our wholly owned subsidiaries and engaged the services of an independent financial consultant to assist us in the preparation of our financial statements in accordance with GAAP and assist in the evaluation of our financial statement disclosures. This was our only change in our internal control over financial reporting for the most recent quarter ended June 30, 2006.

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

On April 18, 2006, we issued 50,000 shares of our restricted common stock to Anthony Longo as a sign-on bonus.

On April 18, 2006, we issued 15,000 shares of our restricted common stock to Rochester Capital Partners, LP and 5,000 shares of our common stock to Joseph Weaver in exchange for all of the issued and outstanding shares of Easy Money Express, Inc. (200,000 shares).

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

On May 23, 2006, we issued 1,000,000 shares of our restricted common stock to Stoecklein Law Group for services rendered to the Company.

On May 23, 2006, we issued 500,000 shares of our restricted common stock to Opus Pointe for services rendered to the Company.

On June 2, 2006, we issued 100,000 shares of our common stock to Marc J. Winthrop for legal services provided to the Company. The shares issued were unrestricted pursuant to the S-8 Registration filed with SEC on February 28, 2006.

Apex Investment Fund Ltd. converted 400,000 shares of Series A 12% Convertible Preferred Stock into 800,000 shares of our restricted common stock. The 800,000 shares of common stock were issued on June 2, 2006.

On June 23, 2006, we issued 1,000,000 shares of our restricted common stock to CLX & Associates, Inc. pursuant to its consulting agreement dated March 1, 2006.

We believe that the issuance and sale of the restricted shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2) and Regulation D Rule 506. The shares issued were directly from us and did not involve a public offering or general solicitation. The recipients of the shares were afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make their investment decision, including the financial statements and 34 Act reports. We reasonably believed that the recipients, immediately prior to issuing the shares, had such knowledge and experience in our financial and business matters that they were capable of evaluating the merits and risks of their investment. The recipients had the opportunity to speak with our management on several occasions prior to their investment decision.

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

* Filed herewith.

Reports on Form 8-K

Form 8-K filed on August 4, 2006; Investment Agreement with Imperial, dated 7/28/06.

Form 8-K filed on July 20, 2006; Press Release.

Form 8-K filed on June 21, 2006; Press Releases.

Form 8-K/A filed on May 26, 2006; Change of auditor.

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

Date: August 21, 2006