Form 10QSB
period 2006-09-30
LITFUNDING CORP
filed 2006-11-20
CIK 1142488

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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
Yes ☐ No ☒

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

LitFunding Corp
Consolidated Balance Sheets
(unaudited)

	(unaudited)	(audited)
	September 30,	December 31,
	2006	2005
Assets
Current assets:
Cash and cash equivalents	$27,861	$7,121
Accounts receivable, net	30,760	27,970
Due from employees	48,313	-
Contigent advances less reserves for unsuccessful
resolution of lawsuits	398,025	1,068,300
Note receivable	26,000	100,181
Total current assets	974,189	1,203,572

Fixed assets, net	213,635	39,402
Total fixed assets	213,635	39,402
Other assets
Deposits	20,531	20,881
Total other assets	20,531	20,881

Total assets	$1,208,355	$1,263,855
Liabilities and Stockholders' Equity
Liabilities not subject to compromise
Accounts payable	$835,442	$709,545
Accrued expenses	385,400	384,167
Deferred revenue	29,170	141,668
Notes payable	411,298	65,000
Investor participation obligations	734,900	1,175,000
Total current liabilities not subject to compromise	2,396,210	2,475,380
Liabilities subject to compromise
Trade and miscellaneous claims	-	380,210
Debentures	200,000	200,000
Total liabilities subject to compromise	200,000	580,210

Total liabilites	2,632,483	3,055,590
Stockholders' equity:
Series A Convertible preferred Stock, par value $0.001,
2,000,000 shares authorized, 800,000 shares issued and
and outstanding; 800,000 shares were converted to common		800

Common stock, $0.001 par value, 50,000,000 shares
authorized, 29,563,902 and 16,217,402 shares issued and
outstanding at September 30, 2006 and December 31, 2005, respectively	38,409	16,217
Shares authorized & unissued	64,875
Subscription Payable	384,789	327,139
Additional paid-in capital	9,272,120	8,061,428
Preferred stock dividend		-
Accumulated (deficit)	(11,184,321)	(6,225,276)
	(1,424,128)	2,180,308

	$1,208,355	$5,235,898

See notes to consolidated financial statements

LitFunding Corp.
Consolidated Statement of Operations
Unaudited

	Nine months ended		For the nine months ended
	September 30,		September 30,
	2006	2005	2006	2005

Net Revenue	$-	$74,670	$656,580	$222,545

Expenses:
Reserve for unsuccessfl resolution of lawsuits	-	46,700	-	73,950
General and administrative expenses	299,389	742,364	1,446,161	2,227,545
Financing expense	47,880	-	47,880	-
Depreciation & Amortization		-		-
Total operating expenses	341,818	789,064	1,494,041	2,397,161

Net operating (loss)	(341,818)	(635,387)	(837,461)	(2,174,616)

Other income (expenses):
Other income (expense)		(55,522)	-	(177,055)
Interest (expense) net of interest income	(11,252)	(14,944)	(48,240)	52,444
Rental Income	-	-	-	-
Amortization of debt discount	15,000	(444,643)	15,000	-
Total other income (expenses)		(515,109)	(63,240)	(857,844)

Income (Loss) before Income taxes	(368,070)	(1,229,503)	(900,701)	3,032,460

Income tax (benefit) provision	-	-	-	-

Net Income (loss)	$(368,070)	$(1,229,503)	$(900,701)	$(3,032,460)

Weighted average number of
common shares outstanding - basic and fully diluted	26,854,004	15,066,359	22,485,619	13,962,400

Net (loss) per share - basic and fully diluted	$(0.01)	$(0.08)	$(0.04)	$(0.22)

See notes to consolidated financial statements

LitFunding Corp.
Consolidated Statement of Cash Flows
Unaudited

	For the nine months ended
	September 30,
	2006	2005

Cash flows from operating activities
Net income (loss)	$(900,701)	$(3,032,460)
Adjustments to reconcile net income to net cash
provided by (used in operating activities)
Depreciation and amortization	18,442	21,983
Reserve for unsuccessful resolution of lawsuits	-	73,950
Share-based compensation	568,981	826,174
Common stock issued in settlement		49,794
Debt Discount amortization		603,558
Changes in assets and liabilities:
Increase (decrease) in account receivables	(2,790)	97,605
Increase (decrease) in other assets	71,843	24,353
Increase (decrease) in contingent advances	670,275	(739,500)
Notes receivable	(73,161)	-
Debt discount	-	185,890
Increase (decrease) in accounts payable and accrued expenses	(127,897)	296,049
Trade and other claims subject to compromise	-	(127,703)
Interest payable		58,388
Increase (decrease) in deferred revenue	(112,498)	97,917
Net cash (used in) operating activities	112,490	(1,764,892)

Cash flows from investing activities:
Purchase of property and equipment	-	(3,734)
Net cash (used in) investing activities	-	(3,734)

Cash flows from financing activities:
Cash from issuance of common stock and exercised warrants	50,000	392,050
Common stock cancellation	(7,000)	-
Sale of preferred stock		200,000
Proceeds from notes payable	31,000	222,500
Repayments of notes payable	(170,000)	-
Proceeds from investor participation borrowings	-	702,500
Net cash provided by financing activities	(91,750)	1,517,050

Increase (decrease) in cash	20,740	(251,575)
Cash - beginning of period	7,121	341,522
Cash - ending of period	$27,861	$89,947

Supplemental disclosures:
Interest paid	$14,090	$13,275
Income taxes paid	$-	$-

Shares issued for services	$568,981	-

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

The remaining bankruptcy liabilities at December 31, 2005 are summarized as follows:

Gap Claims	$-
Unsecured Creditors and Other	-
Subtotal	-
Debentures	200,000
$200,000

The Company intends to repay all obligations in full. Debenture Claims are impaired as that termed is used in the Bankruptcy Code because obligations will be paid out over a specified longer term. However, for accounting purposes, the Company does not believe any of the obligations are compromised at September 30, 2006 based on the expected amount of allowed claims.

On June 2006 the Company received its discharge from the Bankruptcy Court.

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

Management estimates the net realizable value of contingent advances by periodically reviewing the progress of the cases with the attorneys trying them and past experience with similar cases. Management believes that the Company has historically achieved a success rate of approximately 85% on cases that it has funded. Post reorganization procedures and policies have been implemented and management believes that it will achieve a success rate of no less than 90% on new fundings. Management monitors all cases and provides an allowance if it believes that any advances have been impaired. At September 31, 2006 there were contingent advances outstanding of $442,250 and a corresponding impairment allowance of $44,225.

Note 4 - Participation Agreements

Prior to the filing of the involuntary petition on April 2, 2003, the Company raised capital to enable it to engage in the practice of funding the contingent advances by entering into so called IEP agreements. These are considered to be investment/equity participation agreements the nature of which has been redefined and fixed as part of plan of reorganization and the totality of all claims held by the IEP petitioning creditors has been incorporated into the non-recourse Plan Note. The non-recourse Plan Note had an opening balance of $26,111,763 as of May 1, 2004 and as of May 1, 2004 included an approximate $2,000,000 from the cancelled sale of stock and a predetermined retroactive return. The Contract Pool was transferred on December 16, 2004, to the Contract Manager designated by the IEP Claimants. Accordingly, this non-recourse plan note was removed from the balance sheet at December 31, 2004, to reflect the economic reality of that transaction. As of September 31, 2006, the Company had participation obligations of $992,000.

Note 5 - Debentures

During the years ended December 31, 2002, the Company issued 5-year 9% convertible debentures amounting to $200,000, due January 1, 2007. Included is one debenture due to a related party for $10,000. Interest is due semi-annually on the first day of June and December of each year, commencing June 1, 2003 until fully paid. As part of the plan of reorganization, these debentures have an amended maturity to 2008. At September 30, 2006, the Company had accrued interest totaling $5,250.

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

Note 6- Debt

In 2005, certain of the note holders elected to convert unsecured notes totaling $700,000 to 1,091,000 common shares. At December 31, 2005 the Company has issued 600,000 shares and recorded subscription of $250,606 and were issued at September 30, 2006.

During the three months ended March 31, 2006, certain debtors in (note 2) above elected to convert $64,684 to promissory notes with a maturity date of June 15, 2006. These notes have been verbally extended.

Notes payable at September 30, 2006 is comprised of the following:

Note payable to entity, original balance of $19,181. Principal and interest due June 15, 2006. The Note is unsecured.	$9,591

Note payable to entity, original balance of $15,000 due in three monthly installments of $5,000 beginning April 15, 2006. The Note is unsecured	10,000

Note payable to entity, original balance of $30,502 due in two monthly installments of $15,251 beginning April 15, 2006. The Note is unsecured	15,251

Notes payable with no specified due dates. Face amount of $19,500 and $15,000, interest at 10% per annum, the note is unsecured.	34,500

Notes payable with specified due dates. Face amount $6,000, interest at 6% due March 15, 2006	6,000

Notes payable with varying due dates that have been verbally extended. Interest at 6% and 12%, face amounts totaling $62,500. Notes unsecured.	62,500

Notes payable with specified due dates. Face amount $6,000, interest at 12% due April 1, 2006.	25,000

Note payable face amount $100,000, at 2% per month due May 13, 2007. Note unsecured.	100,000

Notes payable with no specified due dates. Notes unsecured	148,456

Total	$411,298

Note 7 - Stockholders’ Equity

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

During the year ended December 31, 2005, the Company accepted a subscription to purchase 186,667 shares of its $.001 par value to an accredited investor at $0.41 per share. The Company recorded a subscription payable of $76,533 at December 31, 2005; the shares were issued at September 30, 2006.

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

On August 7, 2006, the Company issued 125,000 shares of restricted common stock to Howard Joffe for $10,000 cash.

On August 7, 2006, the Company issued 125,000 shares of restricted common stock to Robert Heitner for $10,000 cash.

On August 7, 2006 the Company issued 1,250,000 shares of restricted common stock to Morton Reed, CEO of the Company, in exchange for accrued debt valued at $250,000.

On August 14, 2006 the Company voided the 1,000,000 shares of its restricted common stock issued on June 23, 2006 to CLX & Associates, Inc pursuant to the cancellation agreement dated March 1, 2006.

On August 28, 2006, the Company issued 1,000,000 shares of its restricted common stock to CLX & Associates, Inc. pursuant to its consulting agreement dated March 1, 2006 that was reinstated.

On August 28, 2006, the Company issued 1,600,000 shares of restricted common stocks to Imperial Capital Holdings LLC as follows; 96,000 shares for preferred shares dividend, 200,000 shares for the extension of the $30,000 note executed April 12, 2006 and 504,000 shares for inducement to execute an equity line of $3,000,000.

Imperial Capital Holdings LLC converted 400,000 shares of Series A 12% Convertible Preferred Stock into 800,000 shares of our restricted common stock. The 800,000 shares of common stock were issued on August 28, 2006.

On August 28, 2006, the Company issued 2,780,000 shares of restricted common stock to Davric Corporation as follows; 14.666 shares for interest accrued on $200,000 note, 765,334 shares for cash and 2,000,000 in settlement of $200,000 note.

Series “A” Preferred Stock
On July 20 2005, the Board of Directors authorized the company to amend its Article of Incorporation to allow the issuance of up to 10,000,000 shares of preferred stock, par value $0.001 per share. Further, the Board authorized the initial issuance of up to 2,000,000 shares of Series A 12% convertible preferred stock. The Series A provides for a conversion rate 2 shares of common for 1 share of preferred, and such conversion rights shall commence six months from the date of purchase. As of March 31, 2006, the company has issued 800,000 shares at $0.25 per share to two individual investors for cash totaling $200,000. During the quarter ended September 30, 2006 these shares were converted to common stock.

Note 8 - Contingencies

The company is a defendant in several matters in litigation, many of which are in the normal course of business, including litigation for refunds of funds invested. The company believes these suits are without merit and intends to defend these litigations in courts of law.

The Company is involved in suits for breach of contract, fraud, conspiracy and defamation with the same claimants in the United States Bankruptcy Court and California State Court. The claimants allege that there was a finder's fee agreement between them and the founding officers / shareholders of the company. The Company's position is that there was a negotiated agreement with the claimants, which was complied with. The claimants allege damages of $16 million. The suits were lost by the claimants.

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

Note 9 - Warrants and Options

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

During the three months ended September 30, 2006 no options or warrants were issued or exercised.

The summary of activity for the Company's stock options/warrants is presented below:

	Nine months ended September 30, 2006	Weighted Average Exercise Price

Options/warrants outstanding at December 31, 2005	6,250,750	$0.42
Granted	320,000	$0.21
Exercised	(650,000)	$0.01
Terminated/Expired
Options/warrants outstanding at end of period	5,920,750	$0.44
Options/warrants exercisable at end of period	5,920,750	$0.44

Price per share of options outstanding	$0.01-$7.00

Weighted average remaining contractual lives	4.03 years

Weighted average fair value of options granted during the period	$0.21

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

At September 30, 2006, we estimate that the principle and fee expected on the open and unresolved cases is approximately $1,178,043.

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

In October, 2006 Global Universal complet5ed a promissory note to the Company for $165,000 to be paid up on the spin out of Global Universal from the Company.

Results of Operations for the Three Months Ended September 30, 2006 and 2005.

The following table summarizes selected items from the statement of operation at June 30, 2006 compared to June 30, 2005.

INCOME:

	Three Months Ended September 30,		Increase (Decrease)
	2006	2005	$	%

Net Revenue	0	$74,670	(74,670)	100%

Revenue

Revenue for the three months ended September 30, 2006 was $0 compared to revenues of $74,670 in the three months ended September 30, 2005. This resulted in an decrease in revenues of $74,670 or 100%, from the same period one year ago. The decrease in revenue is due to previously funded cases have not settled during this period our collection efforts are proceeding to include legal proceedings to collect on cases that have settled. Our operating cycle is typically longer than one year for funded cases to generate revenue. We cannot guarantee with certainty when we will generate revenue sufficient to fund ongoing operations. Our future revenues will be reliant on the ability to fund future cases which require shorter periods of funding and strong collection efforts on funded cases as they are resolved.

EXPENSES:

	Three Months Ended September 30,		Increase (Decrease)
	2006	2005	$	%

Reserve for unsuccessful resolution of lawsuits	$-	$46,700	$(46,700)	(100%	)
General and administrative expenses	299,398	742,364	(442,966)	(60%	)

Total operating expenses	$341,818	$789,064	$(489,666)	(62%	)

Total Operating Expenses

Total operating expenses for the three month period ended September 30, 2006 decreased by $489,666 over the three month period ended September 30, 2005 due to a reduction in payroll, the companies move to a smaller office space and a reduction in professional fees.

	Three Months Ended September 30,		Increase (Decrease)
	2006	2005	$	%

Other income (expense)	$0	$(55,522)	$(55,522)	(100%	)
Interest (expense) net of interest income	(11,252)	(14,944)	(3,692)	(25%	)
Amortization of debt Discount	(15,000)	(444,643)	(429,643)	(97%	)
Total other income (expense)	$(26,252)	$(515,109)	$(488,857)	(95%	)

Interest Expense

Our interest expense was $3,692 lower in the three month period ended September 30, 2006 than the three month period ended September 30, 2005 because we reduced short term interest bearing debt. Our debt amortization discount was $488,857 lower in the three month period ended September 30, 2006 than the three month period ended September 30, 2005 because we reduced short term debt.

	Three Months Ended September 30,		Increase (Decrease)
	2006	2005	$	%

Net income (loss)	$(368,070)	$(1,229,503)	$(861,433	(70%	)

Net Loss

Our net loss was $861,433 lower in the three month period ended September 30, 2006 as compared to the three months ended September 30, 2005.

Results of Operations for the Nine Months Ended September 30, 2006 and 2005.

The following table summarizes selected items from the statement of operation at September 30, 2006 compared to September 30, 2005.

INCOME:

	Nine Months Ended September,		Increase (Decrease)
	2006	2005	$	%

Net Revenue	$656,580	$222,545	$434,035	195%

Revenue

Revenue for the nine months ended September 30, 2006 was $656,580 compared to revenues of $222,545 in the nine months ended September 30, 2005. This resulted in an increase in revenues of $434,035, or 195%, from the same period one year ago. The increase in revenue is due to several previously funded cases which settled and our collection efforts were successful. Our operating cycle is typically longer than one year for funded cases to generate revenue. We cannot guarantee with certainty when we will generate revenue sufficient to fund ongoing operations. Our future revenues will be reliant on the ability to fund future cases which require shorter periods of funding and strong collection efforts on funded cases as they are resolved.

EXPENSES:

	Nine Months Ended September 30,		Increase (Decrease)
	2006	2005	$	%

Reserve for unsuccessful resolution of lawsuits	$-	$73,950	$(73,950)	(100%	)
General and administrative expenses	1,446,161	2,227,361	(781,200)	(35%	)
Financing expense	47,800	-	47,800	100%

Total operating expenses	$(1,494,041)	$(2,397,161)	$(903,120)	(38%	)

Total Operating Expenses

Total operating expenses for the nine month period ended September 30, 2006 decreased by $903,120 over the nine month period ended September 30, 2005 because of our efforts to reduce payroll costs, professional fees and general operating expenses in the General and Administrative expenses.

	Nine Months Ended September 30,		Increase (Decrease)
	2006	2005	$	%

Other income	$-	$(177,055)	$(177,055)	(100%	)
Interest (expense) net of interest income	(48,240)	(52,444)	(4,204)	(8%	)
Amortization of debt discount	(15,000)	(628,345)	(613,345)	(98%	)
Total other income (expense)	$(63,240)	$(857,844)	$(794,604)	(93%	)

Interest Expense

Our interest expense was $4,204 lower in the nine month period ended September 30, 2006 than the nine month period ended September 30, 2005 due to decreased financing activity.

	Nine Months Ended September 30,		Increase (Decrease)
	2006	2005	$	%

Net income (loss)	$(900,701)	$(3,032,460)	$(2,131,759)	(70%	)

Net Loss

Our net loss was $2,131,759 lower in the nine month period ended September 30, 2006 as compared to the nine months ended September 30, 2005 because we increased revenue with more cases settling and our cost cutting efforts reflected by General and Administrative expenses being substantially reduced.  Until we can increase sales we will continue to have net losses.

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

We have cash of approximately $19,271 as of September 30, 2006. In the opinion of management, available funds will not satisfy our working capital requirements for the next twelve months. Nevertheless, our reorganization plan does provide for sufficient revenue to sustain operations.

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

As of September 30, 2006, our cash balance was $19,271. Over the next twelve months we believe that existing capital and anticipated funds from operations will not be sufficient to sustain operations and planned expansion. Our plan for satisfying our cash requirements for the next twelve months is through additional equity, third party financing, and/or traditional bank financing. We intend to make appropriate plans to insure sources of additional capital in the future to fund growth and expansion through additional equity or debt financing or credit facilities. No assurance can be made that such financing would be available, and if available it may take either the form of debt or equity. In either case, the financing could have a negative impact on our financial condition and our Stockholders.

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

CLX & Associates, Inc. On March 1, 2006, we entered into a consulting agreement with CLX & Associates, Inc., wherein CLX agreed to provide us with consulting services in connection with (i) short and long term strategic planning; (ii) short term crisis management; (iii) short and long term marketing; (iv) meeting with/selecting qualified companies for joint business ventures; (v) contracting and interviewing qualified accounting firms and legal counsel; (vi) recruitment selection of key executives and staff; (vii) internet and website design; and (viii) recommending and identifying of board members. We agreed to compensate CLX for the services a total of $100,000 in cash, or 1,000,000 shares of our common stock. CLX will commence providing services for the Company on such date as it has received the agreed compensation (“effective date”). The term of the agreement is for three months from the effective date. On June 23, 2006, the 1,000,000 shares were issued to CLX. On August 14, 2006 the 1,000,000 shares were cancelled due to a suspension of the contract. On August 28, 2006 the contract was reinstated with an addendum and 1,000,000 shares were issued to CLX & Associates, Inc.

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

Since our inception we have not been profitable and have lost money on both a cash and non-cash basis. For the three months ended September 30, 2006, we incurred net losses of $561,574. Our accumulated deficit at the end of September 30, 2006 was $11,159,389. Future losses are likely to occur, as we are dependent on spending money to pay for our operations. No assurances can be given that we will be successful in reaching or maintaining profitable operations. Accordingly, we may experience liquidity and cash flow problems. If our losses continue, our ability to operate may be severely impacted or alternatively we may be forced to terminate our operations.

We are subject to a working capital deficit, which means that our current assets on September 30, 2006 were not sufficient to satisfy our current liabilities and, therefore, our ability to continue operations is at risk.

We had a working capital deficit for the three months ended September 30, 2006 which means that our current liabilities exceeded our current assets on September 30, 2006 by $1,577,581. Current assets are assets that are expected to be converted to cash within one year and, therefore, may be used to pay current liabilities as they become due. Our working capital deficit means that our current assets on September 30, 2006 were not sufficient to satisfy all of our current liabilities on September 30, 2006. If our ongoing operations do not begin to provide sufficient profitability to offset the working capital deficit, we may have to raise capital or debt to fund the deficit or curtail future operations.

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

Item 3. Controls and Procedures.

We conducted an evaluation, with the participation of Morton Reed, our Chief Executive Officer, and Terry Gabby, our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of June 30, 2006, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission’s rules and forms, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, Messrs. Reed and Gabby have concluded that as of September, 2006, our disclosure controls and procedures were not effective at the reasonable assurance level, primarily due to our inability to efficiently obtain information from our wholly owned subsidiary, Global Universal Film Group.

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

In an attempt to prevent further breakdowns in our internal control over financial and disclosure reporting, we have instituted enhanced reporting requirements for the management of our wholly owned subsidiaries and engaged the services of an independent financial consultant to assist us in the preparation of our financial statements in accordance with GAAP and assist in the evaluation of our financial statement disclosures. This was our only change in our internal control over financial reporting for the most recent quarter ended September 30, 2006.

PART II - OTHER INFORMATION

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

Form 8-K filed on September 1, 2006.
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

By:  /s/ Terry Gabby
Terry Gabby, Chief Financial Officer
(On behalf of the registrant and as principal
accounting officer)

Date: November 20, 2006