Form 10KSB
period 2006-12-31
LITFUNDING CORP
filed 2007-04-18
CIK 1142488

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

Copies of Communications to:
Dennis H. Johnston, a Professional Law Corporation
9422 Canfield
La Habra, CA 90631
Tel: (310) 666-2133
Fax: (818) 827-0900

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

The issuer’s revenues for its most recent fiscal year ended December 31, 2006. $644,040

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and ask price, as of March 31, 2007, was $6149434, based on a share value of $0.078.

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15 (d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

The number of shares of Common Stock, $0.001 par value, outstanding on March 31, 2007, was 78,838,902 shares.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

LITFUNDING CORP.
FOR THE FISCAL YEAR ENDED
DECEMBER 31, 2006

Index to Report
on Form 10-KSB

i

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

For the years ended December 31, 2006 and December 31, 2005, we incurred net losses before extraordinary gain, of $1,027,947 and $3,972,043, respectively. Our accumulated deficit at the end of December 31, 2006 was $11,225,266. As a result of our losses, our audited financial statements for the year ended December 31, 2006, indicated that there was substantial doubt about our ability to continue as a going concern.

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

For the year ended December 31, 2006, we have $414 thousand in funds on approximately 60 cases. We have collected $890,000 in principle and fees, lost $30,000 of principle, and have open and unresolved cases totaling approximately $810,000. We estimate that the principle and fees expected on the open and unresolved cases is approximately $1.2 million.

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

In 2006 we invested in the following types of cases with the number of cases funded following the category:

Personal injury	7
Product liability	24
Medical malpractice	12
Discrimination	1
Wrongful death	6
Civil rights	4
Auto collision	3
Premises liability	1
Sexual abuse	1
Burn injury	2

SIGNIFICANT DEVELOPMENTS

Agreements with Imperial Capital Holdings

On January 16, 2006, we entered into an Equity Investment Agreement (“Investment Agreement”), which is an equity line of credit ("ELoC"), with Imperial Capital Holdings ("Imperial"). On that same date, we entered into a Registration Rights Agreement (“Registration Agreement”) with Imperial, which called for us to file a registration statement relating to the ELoC within sixty days. Further, we were in default of our promise to register the common stock underlying the shares of our Series A convertible preferred stock, which Imperial acquired in August, 2005, and, in July, 2006, we were also in default on the payment of a $30,000 promissory note due Imperial on July 12, 2006. On July 28, 2006, we reached an understanding with Imperial to cure our defaults in exchange for the issuance of 800,000 shares of common stock, which is being registered hereunder. Concurrently, we entered into a new Investment Agreement and a new Registration Rights Agreement with Imperial with substantially similar terms as the original agreements dated January 16, 2006.

The ELoC terminates 24 months after the registration statement has been declared effective. The maximum amount of money that the ELoC may provide to us over the 24-month period of time is $3,000,000. During these 24 months, commencing at such time as the registration statement becomes effective, we may periodically deliver newly issued, registered shares of our common stock to Imperial who will then deliver to us the purchase price, in cash, in amounts based on a fluctuating price per share of our common stock. We are not obligated to request any portion of, or the entire $3,000,000. The actual aggregate number of shares that we may issue pursuant to the Investment Agreement is not determinable as it is based on the market price of our common stock from time to time and how much funding we desire from time to time. We have reserved 9 million shares for issuance under the ELoC, which we are registered in this registration statement pursuant to the terms of our agreements with Imperial.

We can commence drawing down on the ELoC at such time as this registration statement becomes effective. Since only the Commission can order a registration statement effective, we do not know when or if the registration statement will become effective. For an equal amount of dollars of funding from time to time pursuant to the ELoC, the number of shares we would issue to Imperial would be greater during times of our stock price being low, as it currently is, and conversely so during times when our stock price is high. Pursuant to the ELoC, we are subject to penalties if we fail to deliver stock to Imperial after we request a draw down from the ELoC.

Upon the effectiveness of the registration statement, and pursuant to the ELoC, we may issue and sell to Imperial, and Imperial will purchase from us, up to that number of shares of common stock having an aggregate value not exceeding $3,000,000. However, Imperial is not obligated to purchase such amount of shares that would cause it to own more than 9.9% of our total number of outstanding shares at any given time. From time to time, we may, in our sole discretion, deliver a put notice to Imperial which states the dollar amount which we intend to sell to Imperial which will be, at our choice, either: (A) 200% of the average daily volume (as quoted on the U.S. markets only) of our common stock for the 10 trading days prior to the applicable put notice date, multiplied by the average of the 3 lowest daily closing bid prices immediately preceding the put date, or, (B) a minimum put amount of $10,000. The maximum amount of any put notice cannot exceed $250,000. The purchase price for the common stock identified in the put notice will be equal to 93% of the lowest closing bid price of the common stock during the pricing period. The pricing period is the period beginning on a put notice date and ending on and including the date that is five (5) trading days after the put notice date. Imperial is required to purchase from us during the related pricing period that number of shares having an aggregate purchase price equal to the Put Amount set forth in the Put Notice. Imperial is deemed to be an “underwriter” within the meaning of the Securities Act of 1933, as amended, in connection with the resale of our common stock under the Investment Agreement.

As we draw down on the ELoC, more shares will be sold into the market by Imperial. This new supply of shares may cause our stock price to drop. In turn, as the stock price drops and as we make more draw downs on the ELoC, even more stock will come into the market which may cause yet a further drop in stock price. You should be aware that there is an inverse relationship between our stock price and the number of shares to be issued pursuant to the ELoC. If our stock price declines, we will be required to issue a greater number of shares under the ELoC. We are not required to draw down or use the full amount available of the ELoC.

Merger With Global Universal Film Group

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

Our merger agreement with Global Universal gives their former shareholders, as holders of our Series B convertible preferred stock, the right to spin-off from LitFunding and become a separately traded corporation. After electing to spin-off, their preferred stock will automatically convert into an equal amount of shares of our common stock at the closing of the spin-off transaction. On October 16, 2006, Global Universal shareholders gave notice to the Company of their election to spin-off from us. Upon completing the spin-off transaction, we will earn a management fee of $200,000, of which $26,000 has already been paid by Global Universal, and we will retain 10% of Global Universal’s shares that are issued and outstanding immediately after the spin-off transaction. The Company plans to file a registration statement to effect the spin-off transaction and register the shares of Global Universal that will be distributed to all LitFunding shareholders on a pro-rata basis.

On August 29, 2006, we announced that Global Universal, our wholly owned subsidiary, had commenced filming the pilot of “You’ve Got the Part!”, which is a new reality show using the latest advancement in cell phone and Internet technologies to find Hollywood’s new generation of aspiring actors. Global Universal is presently seeking a network affiliate or other entertainment company that will fund the further development of and the televised airing of the show.

Acquisition of Easy Money Express

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

Agreement with CardMart Plus USA

On November 17, 2006, we entered into a binding Letter of Intent with CardMart Plus USA, Inc., a Nevada Corporation, whereby we would agree to issue approximately 44 million shares of our unregistered common stock to the stockholders of CardMart Plus USA in exchange for 100% of their issued and outstanding shares of capital stock. This transaction, if completed, would constitute a change in control of the Company. The Letter of Intent also provides that CardMart Plus USA will agree to invest the sum of $300,000 into our subsidiary, Easy Money Express, in addition to merging in their core business operations. The Letter of Intent provided us with a $25,000 non-refundable deposit and called for final agreements to be completed on or before December 1, 2006. On February 20, 2007, we mutually agreed to terminate the Letter of Intent with CardMart Plus USA due to business problems experienced by CardMart Plus USA that could not be resolved in a definitive period of time. We filed a Form 8-K on February 23, 2007, regarding our termination of the Letter Agreement with CardMart Plus USA.

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

Personnel

We currently employ 3 full time employees. Because of the legal proceedings previously discussed in prior filings, we have undertaken measures to reduce staff and overhead to minimum levels. In the event that we generate significant revenues and expand our operations, then we may need to hire additional employees or independent contractors.

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

ITEM 2. DESCRIPTION OF PROPERTY

We currently maintain an executive office at 6375 S. Pecos Road, Suite 217, Las Vegas, Nevada 89120. The space consists of approximately 1800 square feet. The monthly rental for the space is $1,300 per month.

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

	2006		2005		2004
	High	Low	High	Low	High	Low
1st Quarter	0.38	0.12	1.50	0.35	0.75	0
2nd Quarter	0.275	0.06	0.82	0.35	0.51	0
3rd Quarter	0.14	0.04	1.23	0.31	0.75	0.16
4th Quarter	0.07	0.03	0.60	0.095	0.80	0.20

(b) Holders of Common Stock

As of December 31, 2006, we had approximately 216 stockholders of record of the 30,738,902 shares outstanding.

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

1) 2,500 shares available for issuance under our 2002 Employee Stock Compensation Plan. Under the 2004 Stock Option Plan we are allowed to issue a total number of shares of our common stock which may be purchased pursuant to the exercise of options and shall not exceed, in the aggregate, 30% of the issued and outstanding shares of the Company’s common stock.

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

Recent Sales of Unregistered Securities

We sold and issued the following securities during the past fiscal year that were not registered under the Securities Act of 1933, as amended:

Issuances to Officers and Directors
On March 21, 2006, we issued 9,000 shares of our commons stock to Stanley Weiner, a Director of the Company, for services rendered to the Company. The shares issued were unrestricted pursuant to the S-8 Registration filed on February 28, 2006.

On April 18, 2006, we issued 831,481 shares of our common stock to Morton Reed, CEO of the Company, in exchange for accrued compensation valued at $130,000. The shares issued were unrestricted pursuant to the S-8 Registration filed on February 28, 2006.

Other than the shares issued above pursuant to a registration on Form S-8, we believe that the issuance and sale of the above mentioned restricted shares were exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2) and Regulation D promulgated thereunder. The shares issued were directly from us and did not involve a public offering or general solicitation. The recipients of the shares were afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make their investment decision, including the financial statements and 1934 Exchange Act reports. We reasonably believed that the recipients, immediately prior to issuing the shares, had such knowledge and experience in our financial and business matters that they were capable of evaluating the merits and risks of their investment. The recipients had the opportunity to speak with our management on several occasions prior to their investment decision.

Issuances to Consultants and Employees

On February 1, 2006, we issued 250,000 shares of our restricted common stock to IR Partners, LLC pursuant to its agreement dated January 10, 2006.

On April 18, 2006, we issued 50,000 shares of our common stock to Anthony Longo as a sign-on bonus pursuant to the sales consultant agreement with Alliance Marketing.
On April 20, 2006, we issued 25,000 shares of our restricted common stock to Baldev Singh Grewal of Navin Enterprises, Inc. pursuant to its consulting agreement dated March 1, 2006.

On June 23, 2006, we issued 1,000,000 shares of our restricted common stock to CLX & Associates, Inc. pursuant to its consulting agreement dated March 1, 2006. On August 7, 2006, the 1,000,000 shares were cancelled due to failure to perform. On August 24, 2006, the parties entered into a new agreement and the 1,000,000 shares were reissued on August 28, 2006.

We believe that the issuance and sale of the above mentioned restricted shares were exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2) and Regulation D promulgated thereunder. The shares issued were directly from us and did not involve a public offering or general solicitation. The recipients of the shares were afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make their investment decision, including the financial statements and 1934 Exchange Act reports. We reasonably believed that the recipients, immediately prior to issuing the shares, had such knowledge and experience in our financial and business matters that they were capable of evaluating the merits and risks of their investment. The recipients had the opportunity to speak with our management on several occasions prior to their investment decision. There were no commissions paid on the issuance and sale of the shares.

Other Issuances and Sales

On March 8, 2006, Andrew Green exercised 400,000 warrants at a price of $0.01 per share. The 400,000 shares of our restricted common stock were issued on March 13, 2006.
On March 15, 2006, we sold 250,000 shares to two accredited investors for a total purchase price of $50,000, all of which was paid in cash. The 250,000 shares were issued on March 21, 2006.

On April 18, 2006, we issued 15,000 shares of our common stock to Rochester Capital Partners, LP (of which Gary Rasmussen serves as its General Partner) and 5,000 shares of our common stock to Joseph Weaver in exchange for 100% of the issued and outstanding shares of Easy Money Express, Inc. (200,000 shares).

Apex Investment Fund Ltd. converted 400,000 shares of Series A 12% Convertible Preferred Stock into 800,000 shares of our restricted common stock. The 800,000 shares of common stock were issued on June 2, 2006. The 800,000 shares of common stock are being registered in this SB-2 Registration Statement.

On August 28, 2006, we issued Imperial Capital Holdings a total of 800,000 shares of our restricted common stock. Of the 800,000 shares, 96,000 were issued as a dividend on the 400,000 shares of Series A 12% Convertible Preferred stock held by Imperial, 504,000 were issued as an inducement fee for the equity line of $3,000,000 and the 200,000 were issued to extend the $30,000 promissory note held by Imperial. In addition, we have promised to issue and register hereunder an additional 500,000 shares at the time our registration statement becomes effective. The total of 1,300,000 shares of common stock are being registered in this SB-2 Registration Statement.

Davric Corporation purchased 678,049 shares of our common stock at $0.41 per shares in December of 2004. The stock was never issued until August 28, 2006 and due to the drop in our stock price we issued an additional 2,101,951 shares of our common stock. The 2,780,000 shares of common stock were valued at $0.10 per share and the 2,780,000 shares are being registered in this SB-2 Registration Statement.

In August, 2006, we agreed to issue 500,000 shares of our restricted common stock to Rochester Capital Partners, LP., as consideration under a consulting agreement in connection with the Imperial Investment Agreement. Rochester Capital Partners, LP., is controlled by Gary Rasmussen as its General Partner.

We believe that the issuance and sale of the restricted shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2) and Regulation D promulgated thereunder. The shares issued were directly from us and did not involve a public offering or general solicitation. The recipients of the shares were afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make their investment decision, including the financial statements and 34 Act reports. We reasonably believed that the recipients, immediately prior to issuing the shares, had such knowledge and experience in our financial and business matters that they were capable of evaluating the merits and risks of their investment. The recipients had the opportunity to speak with our management on several occasions prior to their investment decision.

Issuances of Stock Options and Warrants

On January 5, 2006, we granted 300,000 options to purchase shares of our common stock at $0.15 per share to Baldev Singh Grewal for services rendered to the Company. The options are exercisable for one year.

On March 15, 2006, we issued a two (2) year warrant to purchase 10,000 shares of our common stock at $0.25 per share to David Ciolino for services rendered to the Company.

We believe that the issuance and grant of the warrants and options was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2) and Regulation D Rule 506. The shares issued were directly from us and did not involve a public offering or general solicitation. The recipients of the shares were afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make their investment decision, including the financial statements and 34 Act reports. We reasonably believed that the recipients, immediately prior to issuing the shares, had such knowledge and experience in our financial and business matters that they were capable of evaluating the merits and risks of their investment. The recipients had the opportunity to speak with our management on several occasions prior to their investment decision.

Subsequent Issuances

On February 22, 2007, our board of directors voted to accept an agreement with Rochester Capital Partners, LP., a Nevada limited partnership (RCP), where by the Company would issue 40 million of our restricted common stock in exchange for consideration of $250,000, an a best efforts commitment to fund an additional $180,000. Additionally, RCP agreed to acquire an additional 11 million shares of common stock directly from Morton Reed, our CEO, in exchange for consideration of $65,000. Mr. Gary Rasmussen is the General Partner of RCP and has served as a consultant to our Company for the past 2 years.

On March 5, 2007, the Company entered into an agreement with RCP and, on March 7, 2007, we issued 40 million shares to Rochester Capital Partners, pursuant to the above mentioned agreement. Of the 40 million shares, 21 million shares was assigned by RCP and issued directly to Lehars Handels Ges., M.b.H., an Austrian corporation located in Graz, Austria (“Lehars”), pursuant to a separate agreement between RCP and Lehars. The balance of 19 million shares were issued directly to RCP.

The foregoing description of the transaction between the Company and RCP is qualified in its entirety by reference to the Company’s current report on Form 8-K filed on March 7, 2007.

We believe that the issuance of the above shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2).

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

In June, 2006, we announced the receipt of an order of final decree closing our bankruptcy proceedings on the grounds that the bankruptcy case has been fully administered.

During the fiscal year ended December 31, 2006, we had placed approximately $414 thousand in funding to law firms, which as of December 31, 2006 we have collected $890,000 in principal and fees, lost $30,000 of principle, and have open and unresolved cases totaling approximately $810,000. We estimate that the principle and fee expected on the open and unresolved cases is approximately $1.2 Million.

Results of Operations

The following overview provides a summary of key information concerning our financial results for the years ended December 31, 2006 and 2005.

Revenues

	Year Ended December 31,		Increase (Decrease)
	2006	2005	$	%
Net Revenue	$644,040	$355,262	$(1,523,421)	(81%)

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
Operating expenses

	Year Ended December 31,		Increase (Decrease)
	2006	2005	$	%
Reserve for unsuccessful resolution of lawsuits		76,950	$35,200	84%
General and administrative expenses	1,598,450	2,986,487	560,239	23%
Consulting fees - related party		8301-	8,301	-
Financing expense	45,906	67,288	67,288	-
Depreciation and amortization	23,558	28,467	2,359	9%
Preferred stock dividend	19,993	1,245	1,245	-

Total operating expenses	1,749,302	$2,494,106	$674,632	27%

Total operating expenses for the year ended December 31, 2006 increased by $674,632 over the year ended December 31, 2005 because of the startup costs associated with the Company’s relocation to Las Vegas, Nevada and the expenditures required to reestablish a marketing and capital acquisition program.

Other income (expense)
	Year Ended December 31,		Increase (Decrease)
	2006	2005	$	%

Other income	$10,000	$73,953	$32,515	78%
Interest (expense)	(62,685)	(57,039)	32,187	130%
Rental income	-	0	1,500	-
Amortization of debt discount	130,000	(678,484)	677,484	-

Total other income (expense)	77,315	$(660,570)	642,484	3,552%

Our interest expense was $32,187 higher in 2006 than 2005 because we used short term financing to cover operating costs.

Net (loss)

	Year Ended December 31,		Increase (Decrease)
	2006	2005	$	%

Net (loss) before extraordinary gain	$(1,027,947)	$(3,972,043)	$3,046,688	329%

Our net loss before extraordinary gain was approximately 329% higher in the year ended December 31, 2006 as compared to the year ended December 31, 2005 because we had sales in 2005 and there were non-cash professional fees incurred in 2005. Until we can increase sales we will continue to have net losses.

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

We have cash of approximately $7,121 as of December 31, 2006. In the opinion of management, available funds will not satisfy our working capital requirements for the next twelve months. Nevertheless, our reorganization plan does provide for sufficient revenue to sustain operations.

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

Investment Agreement with Imperial Capital Holdings

On January 16, 2006, we entered into an Investment Agreement with Imperial Capital Holdings (“Imperial”). Under the terms of the agreement, we agreed to issue and sell to Imperial, and Imperial agreed to purchase from us up to that number of shares of common stock having an aggregate purchase price of $3,000,000. We will be able to require Imperial to purchase up to the $3,000,000 of its common stock over a two-year period commencing on the date a registration statement is declared effective by the SEC covering shares of our common stock underlying the Investment Agreement. These funds will be able to be drawn at our discretion by delivering a written notice (“Put Notice”) stating the amount of funds we wish to draw (“Put Amount”). The Put Amount shall be equal to 93% of the market price of our common stock, as calculated in accordance with the terms of the Investment Agreement, provided that in no event will the Put Amount be greater than $250,000. We shall not be entitled to submit a Put Notice until after the previous closing has been completed. If any closing best bid price during the applicable Pricing Period (the period beginning on the Put Notice date and ending on and including the date that is 5 trading days after such Put Notice date) with respect to any particular Put Notice is less than 75% of any closing best bid price of the common stock for the 10 trading days prior to the Put Notice date, the Put Notice will terminate at our request. On July 28, 2006, we reached a new understanding with Imperial to cure our default in the previous agreement caused by delays in filing a registration statement in exchange for the issuance of 800,000 shares of common stock, which is being registered on Form SB-2. Concurrently, we entered into a new Investment Agreement and a new Registration Rights Agreement with Imperial with substantially similar terms as the original agreements dated January 16, 2006.

Registration Rights. Pursuant to the terms of the Registration Rights Agreement with Imperial, we are obligated to file a registration statement registering 8,000,000 shares of our common stock issuable on the date proceeding the filing of the Registration Statement based on the closing bid price of our common stock on such date and the amount reasonably calculated that represents common stock issuable to other parties as set forth in the Investment Agreement except to the extent that the SEC requires the share amount to be reduced as a condition of effectiveness. We shall use commercially reasonable efforts to have the Registration Statement declared effective by the SEC within 180 calendar days after the filing of the Registration Statement.

Placement Agent. In connection with the Investment Agreement, we entered into a Placement Agent Agreement with Brewer Financial Services, LLC., a NASD registered broker-dealer. The Placement Agent will render consulting services to us with respect to the Investment Agreement and will be available for consultation in connection with the advances to be requested by us pursuant to the Investment Agreement. We agreed to pay to the Placement Agent 1% of the gross proceeds from each draw for all services in connection with the Placement Agent Agreement.

Satisfaction of our cash obligations for the next 12 months.

As of December 31, 2006, our cash balance was $1,618. Over the next twelve months we believe that existing capital and anticipated funds from operations will not be sufficient to sustain operations and planned expansion. Our plan for satisfying our cash requirements for the next twelve months is through additional equity, third party financing, and/or traditional bank financing. We intend to make appropriate plans to insure sources of additional capital in the future to fund growth and expansion through additional equity or debt financing or credit facilities. No assurance can be made that such financing would be available, and if available it may take either the form of debt or equity. In either case, the financing could have a negative impact on our financial condition and our Stockholders.

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

Since our inception we have not been profitable and have lost money on both a cash and non-cash basis. For the year ended December 31, 2006, we incurred net losses of $3,972,043. Our accumulated deficit at the end of December 31, 2006 was $10,197,319. Future losses are likely to occur, as we are dependent on spending money to pay for our operations. No assurances can be given that we will be successful in reaching or maintaining profitable operations. Accordingly, we may experience liquidity and cash flow problems. If our losses continue, our ability to operate may be severely impacted or alternatively we may be forced to terminate our operations.

We are subject to a working capital deficit, which means that our current assets on December 31, 2006 were not sufficient to satisfy our current liabilities and, therefore, our ability to continue operations is at risk.

We had a working capital deficit for the year ended December 31, 2006 which means that our current liabilities exceeded our current assets on December 31, 2006 by $1,271,808. Current assets are assets that are expected to be converted to cash within one year and, therefore, may be used to pay current liabilities as they become due. Our working capital deficit means that our current assets on December 31, 2006, were not sufficient to satisfy all of our current liabilities on December 31, 2006. If our ongoing operations do not begin to provide sufficient profitability to offset the working capital deficit, we may have to raise capital or debt to fund the deficit or curtail future operations.

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

ITEM 7. FINANCIAL STATEMENTS

See Index to Financial Statements and Financial Statement Schedules appearing on page F-1 through F-24 of this Form 10-KSB.

TABLE OF CONTENTS

PAGES
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-1 - F-2

CONSOLIDATED BALANCE SHEET	F-3

CONSOLIDATED STATEMENT OF OPERATIONS	F-4

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY	F-5

CONSOLIDATED STATEMENT OF CASH FLOWS	F-6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	F-7 - F-24

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

- LICENSED IN FLORIDA & NEW YORK -

LitFunding Corp
Consolidated Balance Sheets

For the year ended
December 31,
2006
Assets

Current assets:
Cash and cash equivalents	$1,618
Accounts receivable, net	30,760
Contingent advances less reserves for unsuccessful
resolution of lawsuits	495,475
Note receivable	174,000
Total current assets	701,853

Fixed assets, net	229,742
Total fixed assets	280,742

Other assets
Other assets	210,863
Total other assets	210,863
Total assets	$1,142, 458

Liabilities and Stockholders' Equity

Liabilities not subject to compromise
Accounts payable	$832,071
Accrued expenses	385,586
Deferred revenue	216,672
Notes payable	1,171,806
Investor participation obligations	724,500
Interest payable	-
Total current liabilities not subject to compromise	$3,520,635

Liabilities subject to compromise
Trade and miscellaneous claims
Debentures	190,000
Total liabilities subject to compromise	190,000
Total liabilities	$3,520,635

Stockholders' equity:
Series A Convertible preferred Stock, par value $0.001,
2,000,000 shares authorized, 400,000 shares issued and outstanding	400
Series B Convertible Preferred Stock, par value $0.001,
1,500,000 shares authorized, 1,500,000 shares issued and outstanding	1,500

Common stock, $0.001 par value, 100,000,000 shares
authorized, 28,988,902 and 16,217,402 shares issued and outstanding at December 31, 2006 and 2005, respectively	29,686
Shares authorized & unissued	12,000
Subscription Payable	5,000
Subscription Receivable	43,500
Additional paid-in capital	8,655,403
Additional paid-in capital Preferred A	99,600

Accumulated (deficit)	(11,225,266)
(2,378,177)
$1,142,458

The accompanying notes are an integral part of these financial statements.

LitFunding Corp
Statements of Operations

		For the years ending
		December 31,
		2006	2005

Net Revenue		$644,040	$355,264

Expenses:
Reserve for unsuccessful resolution of lawsuits	$		$76,950
General and administrative expenses		1,59,845	2,986,487
Consulting fees - related party			8,301
Financing expense		45,906	67,288
Depreciation & Amortization		23,558	28,467
Preferred stock dividend		19,993	1,245
Total operating expenses		1,749,302	3,168,738

Net operating (loss)		(1,105,262)	(2,813,474)

Other income (expenses):
Other income		10,000	73,953
Interest expense		(62,685)	(57,039)
Rental Income
Amortization of debt discount		130,000	(677,484)
Total other income (expenses)		77,315	(660,570)

Loss before reorganization items,
extraordinary gain and income taxes			(3,474,043)
Bad debt in connection with share issuance			(498,000)
Reorganization items:
Legal fees
Loss before extraordinary gain and income taxes		(1,027,947)	(3,972,043)

Extraordinary gain, net of income taxes		-

Income (Loss) before Income taxes		(1,027,947)	(3,972,043)

Income tax (benefit) provision		-	-
Net Income (loss)		$(1,027,947)	$(3,972,043)
Basic Earnings (loss) per share:
Before Extraordinary item		(0.05)	(0.28)
Extraordinary item
Total		(0.05)	(0.28)

Diluted Earnings (loss) per share
Before Extraordinary item		(0.05)	(0.28)
Extraordinary item
Total		(0.05)	(0.28)

Weighted average number of common shares outstanding:
Basic		19,099,652	14,419,498
Diluted		$19,099,652	$14,419,498

The accompanying notes are an integral part of these financial statements.

LitFunding Corp
Statements of Changes in Stockholders' Equity

	Common Stock		Preferred Stock		Additional				Total
					paid in	Subscription	Deferred	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Payable	Compensation	(Deficit)	Equity

Balance, December 31, 2004	11,220,063	11,221	-	-	4,611,310	-	-	(6,225,276)	(1,602,745)

shares issued for cash	2,291,951	2,292	800,000	800	1,136,608	-	-	-	1,139,700
Shares authorized & unissued					327,139	-	-	-	327,139
Shares issued for services	757,500	757	-	-	415,705	-	-	-	416,462
Shares issued in settlement	157,888	157	-	-	67,236	-	-	-	67,394
Shares issued in settlement of notes	600,000	600	-	-	647,891	-	-	-	648,491
Shares issued in lieu of interest	75,000	75	-	-	38,675	-	-	-	38,750
Warrants and Options issued	-	-	-	-	739,979	-	-	-	739,979
Warrants and Options exercised	665,000	665	-	-	32,335	-	-	-	33,000
Options exercised - related party	450,000	450	-	-	44,550	-	-	-	45,000
Subscription payable	-	-	-	-	-	327,139	-	-	327,139
Net (loss) for the year ended
								(3,972,043)	(3,972,043)
Balance, December 31, 2005	16,217,402	$16,217	800,000	$800	$8,061,428	$327,139	$-	$(10,197,319)	$(1,791,735)

Shares issued for cash	1,265,334	1,265			145,268				147,333
Shares issued for investment	15,000	15			3,580				3,595
Shares authorized & unissued					327,139				327,817
Shares issued for services	7,349,892	7,350			378,826				378,826
Shares issued in settlement of debt	1,406,608	1,407			256,997				258,404
Shares issued for preferred dividend	96,000	96			9,024				9,120
Shares issued in settlement of notes	2,000,000	2,000			198,000				200,000
Shares issued for financing	704,000	704			65,176				65,880
Shares issued in lieu of interest	14,666	15			1,452				1,487
Share issued in exchange of preferred	800,000	800	(400,000)		99,200				100,000
Warrants and options issued	320,000	320			35,207				35,527

Warrants and Options exercised	650,000	650			3,600				4,250
Shares Cancelled	(1,850,000)	(1,850)	400,000	(4000	(933,918)				(935,768)
Options exercised - related party					4,425				4,425
Subscription payable						(322,139)

Net (Loss)								(1,027,947)	(1,027,947)
For the year ended
December 31,2006
Balance, December31,2006	28,988,902	28,991			8,655,403			(1,027,947)	(2,378,177)

The accompanying notes are an integral part of these financial statements.

LitFunding Corp
Consolidated Statements of Cash Flow

	For the years ending
	December 31,
	2005	2004
Cash flows from operating activities
Net income (loss)	$(1,027,947)		$(3,474,043)
Adjustments to reconcile net income to net cash
provided by (used in operating activities)
Extraordinary gain on settlement with IEP creditors
Gain on forgiveness of capital lease obligation
Gain on Discount of pre-petition debt
Depreciation and amortization	23,558		28,467
Reserve for unsuccessful resolution of lawsuits			76,950
Reserve for Doubtful Receivables
Loss on disposal of asset
Share-based compensation	414,353		825,124
Common stock issued in settlements	493,885		67,394
Share-based interest payments	1,467
Shares cancelled	(935,768)		38,750
Gain on participation obligation			(15,000)
Debt discount amortization	(130,0000)		603,558
Changes in assets and liabilities:
Trade and other accounts receivable	(2,790)		84,530
Other assets	(138,982)		(20,881)
Contingent advances	(572,825)		(769,500)
Accounts payable and accrued expenses	123,945		315,705
Trade and other claims subject to compromise			(241,193)
Note receivable	(73,819)		(100,000)
Deferred revenue	75,004		141,668
Net cash (used in) operating activities	(1,749,919)		(2,438,471)

Cash flows from investing activities:
Purchases of property and equipment			(3,733)
Net cash (used in) investing activities			(3,733)

Cash flows from financing activities:
Cash from issuance of common stock	147,333		441,700
Cash from exercise of options & warrants	4,250		77,550
Cash from issuance of preferred stock			200,000
Proceeds from notes payable	1,106,806		222,500
Subscription Payable			76,533
Proceeds from investor participation borrowings
Proceeds from investor obligations	450,500		702,500
Principal repayments on capital lease obligations
Value of Warrants issued	35,527		387,021
Net cash provided by financing activities	1,744,416		2,107,804

Increase (decrease) in cash	(5,503)		(334,401)
Cash - beginning of period	7,121		341,522
Cash - ending of period	$1,618		$7,121

Supplemental disclosures:
Interest paid	62,685		57,039
Income taxes paid	$-		$-

Shares issued for services	$378,826		416,462
Number of shares issued for services	7,349,892		757,500
Shares issued for debt	$458,404		754,634
Number of shares issued for debt	3,406,608		832,888
Imputed value of warrants issued with debt	-	$

The accompanying notes are an integral part of these financial statements.

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

As discussed in Note 2, the Company has entered into a Chapter 11 Plan of Reorganization under the United States Bankruptcy Code. In June, 2006 the Company received it’s discharge from the Bankruptcy Court. Liabilities exceed assets by $2,378,177 at December 31, 2006. The Company's net loss for the year ended December 31, 2006 is $1,027,947. The ability of the Company to continue as a going concern remains dependent upon successful operation as it comes out from the bankruptcy plan, obtaining additional capital and financing, and generating positive cash flow from operations. The Company intends to seek additional capital either through debt or equity offerings and believes that increased volume and reduction in its lead time to finance and collect on funded cases will ultimately lead to profitability and positive cash flows. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

Cash and cash equivalents
Cash includes all short-term highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less. At times cash deposits may exceed government insured limits. At December 31, 2006 there were no cash deposits that exceeded those insured limits.

Principles of consolidation
The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, California LitFunding, LitFunding USA Easy Money Express, Inc., Global Universal Film Group, Inc. and its wholly owned LLC's and a dormant company, E. Evolution Expeditions whose name was changed to Silver Dollar Productions on January 21, 2005. All significant intercompany accounts and transactions are eliminated.

Fixed Assets
Fixed assets are stated at cost less accumulated depreciation. Depreciation is recorded on a straight-line basis over a period of the shorter of the related applicable lease term or the estimated useful lives of the assets ranging from 3 to 5 years. Depreciation expense for the years ended December 31, 2006 and 2005 was $23,558 and $28,467, respectively.

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

Financial Instruments
Financial instruments consist primarily of cash, accounts receivable, contingent advances, and obligations under accounts payable, accrued expenses, debentures, notes payable and investor participation obligations. The carrying amounts of cash, accounts receivable, accounts payable and accrued expenses approximate fair value because of the short maturity of those instruments. The carrying value of the Company's contingent advances approximate fair value because the Company provides allowances for any estimated uncollectible amounts. The carrying value of debentures and notes payable approximate fair value because they contain market value interest rates and have specified repayment terms. The participation obligations at December 31, 2006 are carried at the expected repayment amounts as determined by the individual notes. The Company has applied certain assumptions in estimating these fair values. The use of different assumptions or methodologies may have a material effect on the estimates of fair values.

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

Stock-based compensation
In December 2004, the FASB issued SFAS No. 123 (revised 2004). Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The Company adopted SFAS No. 123(R) as of December 31, 2005. Stock issued for services totaled $414,353 and 1,288,678 for the years ended December 31, 2006 and 2005, respectively.

In 2005, the Company accounted for its employee stock-based compensation arrangements in accordance with provision of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for stock Issued to Employees”, and related interpretations. As such, compensation expense under fixed plans is recorded only if the market value of the underlying stock at the date of grant exceeds the exercise price. The Company recognized compensation expense for stock options, common stock and other equity instruments issued to non-employees for services received based upon the fair value of the equity instruments issued as the services are provided and the securities earned.

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

The following table represents the effect on net (loss) and (loss) per share if the Company had applied the fair value based method and recognition provisions of SFAS No. 123:

	2005	2005
Net (loss), as reported	$(1,027,947))	$(3,972,043)
Add: Employee stock-based compensation Expense, as reported	4,425	825,154
Deduct: Total stock-based employee compensation expense determined under fair value method	(4,425))	(1,854,162)
Pro forma net (loss)	$(1,027,947))	$(5,001,051)
Net (loss) per common share
Basic (loss) per share, as reported	$(0.05))	$(0.28)
Basic per share, pro forma	$(0.05))	$(0.35)

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

Recently Issued Accounting Pronouncements
In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS No. 154”) which supersedes APB Opinion No. 20, “Accounting Changes” and SFAS No. 3 “Reporting Accounting Changes in Interim Financial Statements”. SFAS No. 154 changes the requirements for accounting for and reporting of changes in accounting principle. The statement requires the retroactive application to prior periods’ financial statements of changes in accounting principles, unless it is impracticable to determine either the period specific effects or the cumulative effect of the change. SFAS No. 154 does not change the guidance for reporting the correction of an error in previously issued financial statements or the change in an accounting estimate. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not believe SFAS No. 154 will have a significant impact on its financial position or results of operations.

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

The Company's primary liabilities are summarized in the following paragraphs:

A. Administrative and Priority Claims. The claims within this class total approximately $287,000 through December 31, 2005. Most of this amount represents the fees and costs payable to the Debtors general insolvency counsel, Winthrop Couchot, P.C. who accepted 200,000 shares of common stock from the company in April 2005 and an additional 100,000 shares in 2005 in part or full payment for the amount. The balance represents sums owed of approximately $9,300 in priority wages owed to two officers of the Debtors. These amounts are not subject to compromise and are included in accounts payable and accrued expenses in the accompanying balance sheet at December 31, 2006.

B. Gap Claims. During the period between the filing of the involuntary petition and the date on which LitFunding Nevada's stipulated to the entry of an order for relief, certain claims accrued. Substantially all of these claims accrued in favor of two law firms that were defending LitFunding Nevada against the involuntary filing. The Debtors reached an agreement with these claimants to pay $314,000 over twelve months. The remaining balance owed at December 31, 2005 is approximately 40,557. These amounts are subject to compromise and are included in trade and miscellaneous claims in the accompanying balance sheet at December 31, 2005; During the three months ending March 31, 2006 the debtor elected to covert $3,676 to 26,250 shares of the Companies $0.001 par value common stock and $36,881 to a promissory note bearing interest at 8 % per annum with a maturity date of August 1, 2006. The Company is in default on this note and owes $29,357 and accrued interest.

C. Debenture Claims. In calendar years 2002 and 2003 California LitFunding issued debentures to seven individuals, creating approximately two hundred thousand dollars ($200,000) in debt obligations. Included is a $10,000 debenture payable to a related party. These claims are unsecured and they are undisputed. In November 2006 the Company won a Judgment against Alan Schuchman for fee owed, a stipulation in the Judgment was that Mr. Schuchman forfeits the $ 10,000 debenture he was holding. The balance of debentures at December 31,2006 is $190,000. The Company has not made the December 15, 2006 interest payment of $9,450.

D. Unsecured Claims Other Than Debenture Claims and IEP Claims. The Debtors have approximately $339,653 in allowed unsecured claims. These amounts are subject to compromise and are included in trade and miscellaneous claims in the accompanying balance sheet at December 31, 2005. During the months ended March 31, 2006 , the debtors elected to convert $244,169 to 1,454,108 shares of the Companies $0.001 par value common stock and $ 157,258 to notes payable with a maturity date of June 15, 2006. The remaining balance due as of December 31, 2006 is $89,798.

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

Note 3 - Note Receivable

On October 16, 2006, the Company issued a demand promissory note in the amount of $174,000 bearing interest at 6% per annum to Global Universal Film Group Inc.. The principal and interest are due 180 days after the Spin-off transaction described in the Merger Agreement, if the Spin-off does not occur on or before June 30, 2007 no payment shall be due.

Note 4 - Income taxes

The Company recognizes deferred income taxes for the difference between financial accounting and tax bases of assets and liabilities. Income taxes for the years ended December 31, 2005 and 2004 consisted of the following:

	As of December 31,
	2006	2005

Current tax benefit (provision)	$0	$0
Deferred (benefit) provision	0	0

Total income tax provision	$0	$0

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

The differences between the statutory and effective tax rates are as follows for the year ended December 31, 2005:

	December 31,
	2006		2005
Federal statutory rates	$(1,027,947)	(34%)	$(3,467,088)	34%
State income taxes	0		0
Valuation allowance for operating loss carryforwards	(1,027,947)	34%	3,467,088	34%
Permanent difference for discharge of debt	0	0%	0	0%
Other	0	0%	0	0%
Effective rate	$0	0%	$-0-	0%

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

Management estimates the net realizable value of contingent advances by periodically reviewing the progress of the cases with the attorneys trying them and past experience with similar cases. Management believes that the Company has historically achieved a success rate of approximately 85% on cases that it has funded. Post reorganization procedures and policies have been implemented and management believes that it will achieve a success rate of no less than 90% on new fundings. Management monitors all cases and provides an allowance if it believes that any advances have been impaired. At December 31, 2006, there were contingent advances outstanding of $495,475 and a corresponding impairment allowance of $49,547.

Note 6 - Participation Agreements

Prior to the filing of the involuntary petition on April 2, 2003, the Company raised capital to enable it to engage in the practice of funding the contingent advances by entering into so called IEP agreements. These are considered to be investment/equity participation agreements the nature of which has been redefined and fixed as part of plan of reorganization and the totality of all claims held by the IEP petitioning creditors has been incorporated into the non-recourse Plan Note. The non-recourse Plan Note had an opening balance of $26,111,763 as of May 1, 2004 and as of May 1, 2004 included an approximate $2,000,000 from the cancelled sale of stock and a predetermined retroactive return. As discussed in note 3 above, the Contract Pool was transferred on December 16, 2004, to the Contract Manager designated by the IEP Claimants. Accordingly, this non-recourse plan note was removed from the balance sheet at December 31, 2004, to reflect the economic reality of that transaction. As of December 31, 2006, the Company had participation obligations of $724,500.

Note 7 - Debentures

During the years ended December 31, 2002, the Company issued 5-year 9% convertible debentures amounting to $200,000, due January 1, 2007. Included is one debenture due to a related party for $10,000. Interest is due semi-annually on the first day of June and December of each year, commencing June 1, 2003 until fully paid. As part of the plan of reorganization, these debentures have an amended maturity to 2008. At December 31, 2006, the Company had accrued interest totaling $9,750.

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

Notes payable at December 31, 2006 is comprised of the following:

Note payable to entity, original balance of $19,181. Principal and interest due June 15, 2006. The Note is unsecured.	$9,591

Note payable to entity, original balance of $15,000 due in three monthly installments of $5,000 beginning April 15, 2006. The Note is unsecured	10,000

Note payable to entity, original balance of $30,502 due in two monthly installments of $15,251 beginning April 15, 2006. The Note is unsecured	15,251

Notes payable with no specified due dates. Face amount of $19,500 and $15,000, interest at 10% per annum, the note is unsecured.	34,500

Notes payable with specified due dates. Face amount $6,000, interest at 6% due March 15, 2006	6,000

Notes payable with varying due dates that have been verbally extended. Interest at 6% and 12%, face amounts totaling $62,500. Notes unsecured.	62,500

Notes payable with specified due dates. Face amount $6,000, interest at 12% due April 1, 2006.	25,000

Note payable face amount $100,000, at 2% per month due Mayr 13, 2007. Note unsecured.	100,000

Notes payable with no specified due dates. Notes unsecured	148,456
Total	$1,171,806

During the year ended December 31, 2005, certain of the note holders elected to convert unsecured notes totaling $700,000 to 1,091,000 common shares. At December 31, 2005 the Company has issued 600,000 shares and recorded subscription of $250,606

Note 9 - Stockholders’ Equity

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

Note 10 - Commitments and Contingencies

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

	2005			2005
	Income (Loss)	Shares	Per Share	Income (Loss)	Shares	Per Share
Net income (loss) before extraordinary item	$(1,027,947)			$(3,970,798)
Extraordinary item	-
Total	$(1,027,947)			(3,970,798)

Preferred dividends	19,993			1,245
Income (loss) available to common shares holders	$(1,047,940)			$(3,972,043

Basic earnings (loss) Per Share:
Before extraordinary item	$(1,047,940)	19,099,652	$(0.05)	$(3,972,043)	14,419,498	$(0.28)
Extraordinary item	-	19,099,652	$(0.05)		14,419,498	$(0.28)

Total	$(1,047,940)	19,099,652	$(0.05)	$(3,972,498)	14,419,498	$(0.28)

Note 12 - Related Party

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

Note 13 - Warrants and Options

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We have appointed Lawrence Scharfman & Co., CPA, P.C., as the Company's independent accountants for the year ended December 31, 2006. This is a change in accountants recommended by the Company's Executive Management and approved by the Company's Board of Directors. We dismissed Epstein Weber & Conover, PLC and engaged Lawrence Scharfman & Co., CPA, P.C. on April 28, 2006. During the most recent two fiscal years and during the portion of 2006 preceding the Board’s decision, neither the Company, nor anyone engaged on its behalf, has consulted with Lawrence Scharfman & Co., CPA, P.C., regarding: (i) either the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company’s financial statements; or (ii) any matter that was either the subject of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K) or a reportable event (as described in Item 304(a)(1)(v) of Regulation S-K).

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

ITEM 8A. CONTROLS AND PROCEDURES

We conducted an evaluation, with the participation of Morton Reed, our Chief Executive Officer, and Terry Gabby, our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of December 31, 2005, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, Messrs. Reed and Gabby have concluded that as of December 31, 2006, our disclosure controls and procedures were not effective at the reasonable assurance level, primarily due to our inability to timely file this report on Form 10-KSB within the time frame prescribed by the Securities and Exchange Commission.

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

In an attempt to prevent further breakdowns in our internal control over financial and disclosure reporting, we have engaged the services of an independent financial consultant to assist us in the preparation of our financial statements in accordance with GAAP and assist in the evaluation of our financial statement disclosures. This was our only change in our internal control over financial reporting for the most recent quarter ended December 31, 2006.

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

Effective February22, 2007, the board of directors appointed Dennis H. Johnston as a director.

Information as to our current directors and executive officers is as follows:

Name	Age	Title	Term
Morton Reed	74	President, CEO and Director	December 2000
Stanley Weiner	64	Director and VP of Finance	Director since October 2003 &VP of Finance since December 2000
Dennis H. Johnston	53	Director	February 2008
Terry Gabby	61	CFO and Treasurer	July 2005

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

Dennis H. Johnston, 53, is a practicing attorney in the State of California and has over twenty-eight years experience in representing financial institutions, public and privately traded corporations and has successfully completed in excess of three billion dollars worth of acquisitions during his practice.

For the past 12 years, Mr. Johnston has maintained his own law practice specializing in public companies and related securities transactions. He has negotiated and implemented many public company mergers, acquisitions and changes in control for companies ranging from financial institutions, to manufacturing companies to the highly publicized Internet related entities. In the last 2 years, Dennis has completed three reverse mergers and recently completed the merger of a private company into a fully reporting shell through the United States Bankruptcy Court in a Chapter 11 proceeding. In addition to advising clients on corporate restructuring and securities matters, his particular expertise is in representing clients before governmental regulatory agencies including the Securities and Exchange Commission, the Department of Corporations, the National Association of Securities Dealers and other administrative and governmental agencies.

Prior to the formation of his own law firm, Mr. Johnston had been a partner with two highly recognized national law firms including managing the savings and loan practice at Manatt, Phelps, Rothenberg and Tunney before being recruited to the highly publicized firm known as Wyman, Bautzer, Kuchel and Silbert were he was responsible for establishing and managing the firm's national financial institutions practice.

Mr. Johnston graduated with honors from UCLA in 1975, with a Bachelor of Administration in business and economics and received his Juris Doctor degree with Dean's List Honors from Loyola University of Los Angeles where he was a Note and Comment Editor of The Loyola Law Review, a Founding Member of the Loyola International and Comparative Law Journal and the author of a published article entitled "Vicarious Liability Of Controlling Persons Under The Securities Act Of 1934", (1977) 11 Loyola L.A. L. Review 131. Dennis Johnston was admitted to the State Bar of California in November of 1978. Additional professional affiliations include the Los Angeles County Bar Association and the American Bar Association. Mr. Johnston is not an officer or director of any other reporting company.

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

Summary Compensation Table
		Annual Compensation					Long Term Compensation
											All other
							Awards			Payouts	compensation
				Other Annual			Restricted			LTIP
Name and Principal Position	Year	Salary	Bonus	Compensation			Stock	Options		payouts $
Morton Reed, Ph.D. President, CEO & Director	2003	$175,845 (1)	-0-		-0-		-0-	32,500 (2)		-0-	200,000 (3)
	2004	$150,000 (4)	-0-		-0-		-0-	450,000 (5)		-0-	-0-
	2005	$118,750 (6)	-0-	$ $	3,500 (7 26,019.04 (8	) )	-0-	1,000,000 (9)			112,500 (10)
	2006	$64,927.55 (17)	-0-		$24,880.29 (18)		-0-	-0-		-0-	-0-
David Cohen, Former CFO, Secretary & Treasurer (11)	2003	$125,000	-0-		-0-		-0-	100,000 (12)		-0-	-0-
	2004	$125,000	-0-		(13)		-0-	175,000 (14 350,000 (14	) )	-0-	-0-
	2005	$52,083.30	-0-		$9,088.72 (15)		-0-	-0-		-0-	-0-
Terry Gabby CFO (19)	2005	$27,076.98	-0-					10,000 (20)		-0-	-0-
	2006	29,791.71 (21)	-0-		-0-		-0-	50,000 (22)		-0-	50,000 (23)

Michael Marcelli, Former General Counsel	2003	$100,000	-0-		-0-		-0-	20,000 (16)		-0-	-0-

(1)	Dr. Reed voluntarily stopped taking salary in mid 2003 to assist the Company in the financing of ongoing litigation. He received $175,845 out of the $252,000 and accrued the remaining $76,155 in 2003.

(2)	The options are exercisable at $1.00 per share and expire on February 3, 2007.

(3)	Dr. Reed received 200,000 warrants to purchase shares of our common stock at $0.10 per share which expire on December 22, 2006.

(4)	Dr. Reed resumed taking salary in 2004 but took only $150,000 of the $252,000 and accrued the remaining $102,000.

(5)	The options are exercisable at $0.10 per share and expire on June 23, 2007.

(6)	Dr. Reed received $118,750 out of the $252,000 and accrued the remaining $133,250 in 2005.

(7)	Dr. Reed received $3,500 in board member fees and accrued $21,000 in 2005.

(8)	Dr. Reed received $26,019.04 as reimbursement for his rent, telephone, utilities, Cable and automobile fees.

(9)	500,000 options are exercisable at $0.53 per share and expire on January 20, 2015 and the other 500,000 options are exercisable at $0.99 per share and expire on September 6, 2008.

(10)	Dr. Reed received 112,500 warrants to purchase shares of our common stock at $0.20 per share and expire on dates beginning on August 6, 2009 through May 6, 2010.

(11)	Mr. Cohen resigned as Chief Financial Officer, Secretary and Treasurer effective June 15, 2005.

(12)	The options are exercisable at $0.01 per share and expire on dates beginning on June 7, 2007 through April 2, 2008.

(13)
Medical $380 per month; cost of approximately 4 nights lodging in Las Vegas and airline fare from San Diego to Las Vegas, per week beginning in October 2004 (estimated average $400 per week). Prior to that we provided Mr. Cohen’s cost of 3 nights lodging in Los Angeles at approximately $250 per week.

(14)	The 175,000 options are exercisable at $0.10 per share and expire on March 3, 2007 and the 350,000 options are exercisable at $0.30 per share and expire on December 21, 2014.

(15)	Mr. Cohen received $9,088.72 in lodging reimbursements.

(16)	The options are exercisable at $1.00 per share and expire on February 3, 2007.

(17)	Dr. Reed received $64,927.55 out of the $189,000 due to him as of September 30, 2006 and accrued the remaining $124,072.45.

(18)	Dr. Reed received $24,880.29 as reimbursement for his rent, telephone, utilities, cable and automobile fees.

(19)	Mr. Gabby entered into an employment agreement effective June 29, 2005 to serve as the companies Chief Financial Officer with an annual salary of $55,000.

(20)	Mr. Gabby received 10,000 options exercisable at $0.41 per share and expiring on July 1, 2007.

(21)	Mr. Gabby received $29,791.71 out of the $41,250.06 due to him as of September 30, 2006 and accrued the remaining $11,458.35.

(22)	Mr. Gabby received 50,000 options in November, 2006 exercisable at $0.04 per share and expire on November 21, 2009.

(23)	Mr. Gabby received 50,000 warrants in November, 2006 exercisable at $0.04 per share and expire on November 27, 2009.

(24)	Dr. Reed voluntarily stopped taking salary in mid 2003 to assist the Company in the financing of ongoing litigation. He received $175,845 out of the $252,000 and accrued the remaining $76,155 in 2003.

(25)	The options are exercisable at $1.00 per share and expire on February 3, 2007.

(26)	Dr. Reed received 200,000 warrants to purchase shares of our common stock at $0.10 per share which expire on December 22, 2006.

(27)	Dr. Reed resumed taking salary in 2004 but took only $150,000 of the $252,000 and accrued the remaining $102,000.

(28)	The options are exercisable at $0.10 per share and expire on June 23, 2007.

(29)	Dr. Reed received $118,750 out of the $252,000 and accrued the remaining $133,250 in 2005.

(30)	Dr. Reed received $3,500 in board member fees and accrued $21,000 in 2005.

(31)	Dr. Reed received $26.019.04 as reimbursement for his rent, telephone, utilities, Cable and automobile fees.

(32)	500,000 options are exercisable at $0.53 per share and expire on January 20, 2015 and the other 500,000 options are exercisable at $0.99 per share and expire on September 6, 2008.

(33)	Dr. Reed received 112,500 warrants to purchase shares of our common stock at $0.20 per share and expire on dates beginning on August 6, 2009 through May 6, 2010.

(34)	Mr. Cohen resigned as Chief Financial Officer, Secretary and Treasurer effective June 15, 2005.

(35)	The options are exercisable at $0.01 per share and expire on dates beginning on June 7, 2007 through April 2, 2008.

(36)
Medical $380 per month; cost of approximately 4 nights lodging in Las Vegas and airline fare from San Diego to Las Vegas, per week beginning in October 2004 (estimated average $400 per week). Prior to that we provided Mr. Cohen’s cost of 3 nights lodging in Los Angeles at approximately $250 per week.

(37)	The 175,000 options are exercisable at $0.10 per share and expire on March 3, 2007 and the 350,000 options are exercisable at $0.30 per share and expire on December 21, 2014.

(38)	Mr. Cohen received $9,088.72 in lodging reimbursements.

(39)	The options are exercisable at $1.00 per share and expire on February 3, 2007.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table presents information, to the best of our knowledge, about the beneficial ownership of our common stock on December 31, 2006 held by those persons known to beneficially own more than 5% of our capital stock and by our directors and executive officers.

The percentage of beneficial ownership for the following table is based on 30,738,902 shares of common stock outstanding as of December 31, 2006. The percentage of beneficial ownership table does not take into consideration a total of 1,500,000 shares of Series B convertible preferred stock that may be converted into 1,500,000 shares of common stock upon effecting a spin-off transaction of Global Universal Film Group, a wholly-owned subsidiary. Further, the following ownership table does not take into consideration the recent issuance of 48,000,000 shares of common stock in connection with the Company’s agreement of March 5, 2007 with Rochester Capital Partners, as set forth elsewhere in this report.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and does not necessarily indicate beneficial ownership for any other purpose. Under these rules, beneficial ownership includes those shares of common stock over which the stockholder has sole or shared voting or investment power. It also includes (unless footnoted) shares of common stock that the stockholder has a right to acquire within 60 days after December 31, 2006 pursuant to options, warrants, conversions privileges or other rights. The percentage ownership of the outstanding common stock, however, is based on the assumption, expressly required by the rules of the Securities and Exchange Commission, that only the person or entity whose ownership is being reported has converted options or warrants into shares of our common stock.

Security Ownership of Management
Name of Beneficial Owner (1)	Number of Shares Beneficially Owned	Percent of Class Beneficially Owned (2)
Morton Reed, Ph.D., President, CEO, Chairman c/o 6375 S. Pecos Rd., Ste. 217 Las Vegas, NV 89120	8,217,548 (3)	27%
Stanley Weiner, VP of Finance and a Director c/o 6375 S. Pecos Rd., Ste. 217 Las Vegas, NV 89120	1,349,700 (4)	4%
Donald Hejmanowski, Director c/o 6375 S. Pecos Rd., Ste. 217 Las Vegas, NV 89120	454,520	1%
Terry Gabby, Chief Financial Officer & Treasurer c/o 6373 S. Pecos Rd., Ste. 217 Las Vegas, NV 89120	110,000 (5)	0%
Directors and Officers as a Group	10,131,768	33%

1.
As used in this table, “beneficial ownership” means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of, a security). It also includes shares of common stock that the stockholder has the right to acquire within 60 days of December 31, 2006, which are treated as outstanding for the purpose of determining the percent of class by such stockholder. NOTE: These figures do not include the March 2007 issuance of 8,000,000 shares issued to Dr. Reed in exchange for $350,000 in back wages. The 8,000,000 shares were subsequently sold to Rochester Capital Partners.

2.	Figures are rounded to the nearest tenth of a percent.

3.
Includes 1,282,500 options to purchase shares of our common stock at prices ranging from $0.30 to $1.00 per share and 162,500 warrants to purchase shares of our common stock at prices ranging from $0.10 to $0.20 per share.

4.	Includes 650,000 options to purchase shares of our common stock at prices ranging from $0.33 to $0.99 per share and 37,500 warrants to purchase shares of our common stock at $0.20 per share.

5.	Mr. Gabby holds 60,000 options to purchase shares of our common stock at a range of $0.41 to $0.04 per share and 50,000 warrants to purchase our common stock at $0.04 per share

Security Ownership of Certain Beneficial Owners

Name of Beneficial Owner (1)	Number of Shares Beneficially Owned (1)	Percent of Class Beneficially Owned (1) (2)
Davric Corporation (3) Jerry Polis Family Trust Jerry Polis IRA 510 4th St., #1A Encinitas, CA 92024	3,018,000	9.8%
Imperial Capital Holdings, LLC (4) Apdo. 10559-1000 San Jose, Costa Rica	2,100,000	6.8%
Gary Rasmussen (5) Rochester Capital Partners 3155 E. Patrick Lane, #1 Las Vegas, NV 89120	2,065,000	6.7%
Beneficial Owners as a Group	17,314,768	56.3%

1.
As used in this table, “beneficial ownership” means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of, a security). It also includes shares of common stock that the stockholder has the right to acquire within 60 days of December 1, 2006, which are treated as outstanding for the purpose of determining the percent of class by such stockholder.

2.	Figures are rounded to the nearest tenth of a percent.

3.
Davric Corporation purchased 678,049 shares of our common stock at $0.41 per shares in December of 2004. The stock had not been issued until August 28, 2006 and due to the drop in our stock price we issued an additional 2,101,951 shares of our common stock. The 2,780,000 shares of common stock were valued at $0.10 per share and the 2,780,000 shares are being registered in this registration statement. Jerry Polis, President of Davric has voting, investment and dispositive power over the shares of common stock owned by Davric. An additional 230,000 shares were purchased in the open market by Mr. Polis.

4.
Includes 800,000 shares currently owned, an additional 500,000 shares to be issued and registered hereunder, and another 800,000 shares of common stock that may be acquired if Imperial converts its 400,000 shares of Series A 12% Convertible Preferred Stock. The percentage figure after the Offering assumes that none of the 2,100,000 shares are sold and that Imperial retains all 9,000,000 shares of common stock that Imperial may acquire pursuant to the Investment Agreement (a total of 11,100,000 shares). Maritza Sanabria is the Managing Director of Imperial Capital Holdings, and exercises voting, investment and dispositive power over the shares of common stock owned by Imperial.

5.
Mr. Rasmussen holds 665,000 shares directly in his name. The amount of shares includes 650,000 shares owned by Rochester Capital Partners, of which Mr. Rasmussen is its General Partner, and said 500,000 shares are being registered hereunder. Mr. Rasmussen has voting, investment and dispositive power of all shares owned by the partnership. Additionally, the amount of shares includes 750,000 shares of common stock that may be acquired by Mr. Rasmussen upon the conversion of a like number of shares of our Series B Convertible Preferred. Mr. Rasmussen acquired 750,000 shares of our Series B Convertible Preferred Stock in connection with the acquisition of Global Universal by LitFunding in March, 2006. NOTE: These figures do not include the March 7, 2007 issuance of 40,000,000 shares issued to Rochester Capital Partners, of which Mr. Rasmussen is the General Partner and exercises control over such shares.

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
______________________
* Filed herewith.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

(1) AUDIT FEES

The aggregate fees billed for professional services rendered by Epstein Weber & Conover, PLC, for the audit of our annual financial statements and review of the financial statements included in our Form 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for fiscal year 2005 was $50,346 and the aggregate fees billed for the review of the financial statements included in our Form 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for fiscal year 2006 was $25,035.

The aggregate fee billed for professional services rendered by Lawrence Scharfman & Co., CPA, P.C., for the audit of our annual financial statements for fiscal year 2006 was $25,000.

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

Date: April 17, 2007

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Morton Reed	President, CEO, Chairman	April 17, 2007
Morton Reed

/s/ Stanley Weiner	VP Finance, Director	April 17, 2007
Stanley Weiner

/s/ Dennis H. Johnston	Director	April 17, 2007
Dennis H. Johnston

/s/ Terry Gabby	Chief Financial Officer	April 17, 2007
Terry Gabby