Form 10KSB/A
period 2006-12-31
LITFUNDING CORP
filed 2007-05-14
CIK 1142488

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-KSB

Amendment 1

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

Transitional Small Business Disclosure Format (check one):  Yes ☐  No ☒

LitFunding Corp. (the “Company”) is filing this Form 10-KSB/A (“Amendment No. 1”) to its Form 10-KSB for the year ended December 31, 2006 that was originally filed with the Securities and Exchange Commission ("SEC") on April 17, 2007 (the "Original 10-KSB"). The Company has included the Report Letter of its Independent Registered Public Accountants which was inadvertently excluded from its Original 10-KSB. For the convenience of the reader, this Amendment No. 1 amends in its entirety the Original 10-KSB. This Amendment No. 1 continues to speak as of the date of the Original 10-KSB. We have updated the disclosure contained herein to reflect the inclusion of the Report as noted above, and to supplement or correct certain portions of the Original 10-KSB. All information contained in this Amendment is subject to updating and supplementing as provided in our periodic reports filed with the SEC subsequent to the date of the filing of the Original 10-KSB.

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

Results of Operations

The following overview provides a summary of key information concerning our financial results for the years ended December 31, 2006 and 2005.

Revenues

	Year Ended December 31,		Increase (Decrease)
	2006	2005	$	%
Net Revenue	$ 644,040	$ 355,262	$(1,523,421)	(81%)

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

Operating expenses

	Year Ended December 31,		Increase (Decrease)
	2006	2005	$	%
Reserve for unsuccessful resolution of lawsuits		76,950	$35,200	84%
General and administrative expenses	1,598,450	2,986,487	560,239	23%
Consulting fees – related party		8301-	8,301	-
Financing expense	45,906	67,288	67,288	-
Depreciation and amortization	23,558	28,467	2,359	9%
Preferred stock dividend	19,993	1,245	1,245	-

Total operating expenses	1,749,302	$2,494,106	$674,632	27%

Total operating expenses for the year ended December 31, 2006 increased by $674,632 over the year ended December 31, 2005 because of the startup costs associated with the Company’s relocation to Las Vegas, Nevada and the expenditures required to reestablish a marketing and capital acquisition program.

Other income (expense)

	Year Ended December 31,		Increase (Decrease)
	2006	2005	$	%

Other income	$10,000	$73,953	$32,515	78%
Interest (expense)	(62,685)	(57,039)	32,187	130%
Rental income	-	0	1,500	-
Amortization of debt discount	130,000	(678,484)	677,484	-

Total other income (expense)	77,315	$(660,570)	642,484	3,552%

Our interest expense was $32,187 higher in 2006 than 2005 because we used short term financing to cover operating costs.

Net (loss)

	Year Ended December 31,		Increase (Decrease)
	2006	2005	$	%

Net (loss) before extraordinary gain	$ (1,027,947)	$ (3,972,043)	$3,046,688	329%

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

We have cash of approximately $1,618 as of December 31, 2006. In the opinion of management, available funds will not satisfy our working capital requirements for the next twelve months. Nevertheless, our reorganization plan does provide for sufficient revenue to sustain operations.

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

Since our inception we have not been profitable and have lost money on both a cash and non-cash basis.  For the year ended December 31, 2006, we incurred net losses of $1,027,947. Our accumulated deficit at the end of December 31, 2006 was $11,225,266. Future losses are likely to occur, as we are dependent on spending money to pay for our operations. No assurances can be given that we will be successful in reaching or maintaining profitable operations.  Accordingly, we may experience liquidity and cash flow problems.  If our losses continue, our ability to operate may be severely impacted or alternatively we may be forced to terminate our operations.

We are subject to a working capital deficit, which means that our current assets on December 31, 2006 were not sufficient to satisfy our current liabilities and, therefore, our ability to continue operations is at risk.

We had a working capital deficit for the year ended December 31, 2006 which means that our current liabilities exceeded our current assets on December 31, 2006 by $2,916,232.  Current assets are assets that are expected to be converted to cash within one year and, therefore, may be used to pay current liabilities as they become due. Our working capital deficit means that our current assets on December 31, 2006, were not sufficient to satisfy all of our current liabilities on December 31, 2006.  If our ongoing operations do not begin to provide sufficient profitability to offset the working capital deficit, we may have to raise capital or debt to fund the deficit or curtail future operations.

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

FINANCIAL STATEMENTS

See Index to Financial Statements and Financial Statement Schedules appearing on page F-1 through F-20 of this Form 10-KSB.

ITEM 8.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We have appointed Lawrence Scharfman & Co., CPA, P.C., as the Company's independent accountants for the years ended December 31, 2006 and 2005. This is a change in accountants recommended by the Company's Executive Management and approved by the Company's Board of Directors.  We dismissed Epstein Weber & Conover, PLC and engaged Lawrence Scharfman & Co., CPA, P.C. on April 28, 2006.  During the most recent two fiscal years and during the portion of 2006 preceding the Board’s decision, neither the Company, nor anyone engaged on its behalf, has consulted with Lawrence Scharfman & Co., CPA, P.C., regarding: (i) either the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company’s financial statements; or (ii) any matter that was either the subject of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K) or a reportable event (as described in Item 304(a)(1)(v) of Regulation S-K).

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

Effective February22, 2007, the board of directors appointed Dennis H. Johnston as a director.

Information as to our current directors and executive officers is as follows:

Name	Age	Title	Term
Morton Reed	74	President, CEO and Director	December 2000
Stanley Weiner	64	Director and VP of Finance	Director since October 2003 &VP of Finance since December 2000
Dennis H. Johnston	53	Director	February 2008
Terry Gabby	63	CFO and Treasurer	July 2005

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

Terry Gabby, 63, has served as Chief Financial Officer and Treasurer of the Company since July 1, 2005.  Mr. Gabby has over 30 years’ experience in executive management, auditing and finance. As the senior auditor for a regional audit firm, Seidman & Seidman CPA's, he was the senior in charge of audits for several publicly held companies in the casino and manufacturing industries. From 1981 to 1991, Mr. Gabby was the corporate director of internal audit for Sahara Resorts, Inc., a publicly traded company with several gaming subsidiaries and time-share properties. As a consultant for various clients, Mr. Gabby has developed and implemented financial accounting systems, internal control systems and participated in establishing review procedures for compliance testing as required under the Sarbanes-Oxley Act. The past seven years, Mr. Gabby has held the executive positions of Chief Financial Officer and Controller for several large tribal gaming enterprises located in several state jurisdictions. These enterprises were business start-ups requiring loan acquisitions, funding distributions, construction cost control and the development of financial reporting systems. Mr. Gabby earned his Bachelor of Science degree in accounting from the University of Nevada, Las Vegas College of Business Administration in 1973. Mr. Gabby will receive a salary of $55,000 annually, and will receive a signing bonus of 10,000 options to purchase shares of the Registrant's common stock at $0.41 per share. Mr. Gabby is not an officer or director of any other reporting company.

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

Mr. Reed voluntarily stopped taking salary in mid 2003 to assist the company in the financing of ongoing litigation.  He received $175,845 out of the $252,000 and accrued the remaining $76,155 in 2003.  He resumed taking salary in 2004 but took only $150,000 of the $252,000 and accrued the remaining $102,000.  In 2005 he received $118,750 out of the $252,000 and accrued the remaining $133,250. In 2006 he received $64,927 out of the $252,000 and accrued the remaining $187,073.

In 2004 Mr. Reed received 700,00 options for common stock, these options vested at date of grant.  The options were issued for services.  During 2005 Mr. Reed was issued 1,000,000 options for common stock, these options vested at the date of grant.

Mr. Reed Received $16,716 as reimbursement for his rent, telephone, utilities and automobile expenses in 2004.  In 2005 he received $26,019 as reimbursement for these expenses. In 2006 he received $24,880 as reimbursement for these expenses.

In 2005 Mr. Reed received $80,750 as a board member, $24,500 in fees and $56,250 in warrants.  The warrants 112,500 issued for common stock were granted on January 20, 2005 with immediate vesting.  The warrants authorized the purchase of common stock at $0.20 per share and expire on dates beginning on August 6, 2009 through May 6, 2010. In 2006 Mr. Reed accrued $31,500 as a board member.

In 2004 Mr. Cohen was reimbursed for medical and lodging expenses amounting to $18,360 these expenses were reimbursed in 2005 for $9,089.

Mr. Cohen resigned as Chief Financial Officer, Secretary and Treasurer effective June 15, 2005.

Mr. Gabby entered in to an employment agreement effective June 29, 2005 to serve as the companies Chief Financial Officer with an annual salary of $55,000.  Mr. Gabby received 10,000 options at $0.41 per share expiring on July 1, 2007.  These options were vested at the date of grant.  Mr. Gabby received 50,000 options in November 2006 exercisable at $0.04 per share and expire on November 21, 2009. In November 2006 Mr. Gabby received 50,000 warrants exercisable at $0.04 per share and expire on November 27, 2009. The fair value of these options and warrants is calculated to be $4,425.

Summary Compensation Table

For Fiscal Year- Ended 2005 and 2006

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Options Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
Morton Reed President, CEO & Director	2005 2006	252,000 252,000	NONE NONE	NONE NONE	$779,950 NONE	NONE NONE	NONE NONE	$110,269 $56,380	$1,138,719 $308,380
David Cohen Former CFO, Secretary & Treasurer	2005	125,000	NONE	NONE	NONE	NONE	NONE	$9,089	$134,089
Terry Gabby CFO	2005 2006	55,000 55,000	NONE NONE	NONE NONE	$4,891 $4,425	NONE NONE	NONE NONE	NONE NONE	$59,891 $59,425

   OUTSTANDING EQUITY AWARDS

     AT FISCAL YEAR- END AS OF 12/31/2006

Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Options Expiration Date (f)	Number of Shares or Units of Stock That Have Not Vested (#) (g)	Market Value of Shares or Units of Stock That Have Not Vested ($) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (j)
Morton Reed, Ph.D. President, CEO & Director	325,500 250,000 500,000 500,000 37,500 18,750 18,750 18,750 18,750	NONE	NONE	$1.00 $0.30 $0.53 $0.99 $0.20 $0.20 $0.20 $0.20 $0.20	2/3/07 12/21/14 1/20/15 9/6/08 1/20/10 8/6/09 11/6/09 2/6/10 5/6/10	NONE	NONE	NONE	NONE
David Cohen, Former CFO, Secretary & Treasurer (11)	NONE	NONE	NONE	NONE	NONE	NONE	NONE	NONE	NONE
Terry Gabby, CFO	10,000 50,000 50,000	NONE NONE	NONE NONE	NONE NONE	7/1/07 11/21/09 11/27/09	NONE NONE	NONE NONE	NONE NONE	NONE NONE
Stanley Weiner, Board Member	37,500 18,750 18,750 18,750 18,750	NONE	NONE	$0.20 $0.20 $0.20 $0.20 $0.20	1/20/10 8/6/09 11/6/09 2/6/10 5/6/10	NONE	NONE	NONE	NONE
David Wallace, Board Member	37,500 18,750 18,750 5,000 2,500 2,500	NONE	NONE	$0.20 $0.20 $0.20 $0.20 $0.20 $0.20	1/20/10 1/20/10 1/20/10 1/20/10 1/20/10 1/20/10	NONE	NONE	NONE	NONE
Howard Appel, Board Member	37,500 18,750 18,750 5,000 2,500 2,500	NONE	NONE	$0.20 $0.20 $0.20 $0.20 $0.20 $0.20	1/20/10 1/20/10 1/20/10 1/20/10 1/20/10 1/20/10	NONE	NONE	NONE	NONE
Andrew Scherr, Board Member	37,500 18,750 18,750 5,000 2,500 2,500	NONE	NONE	$0.20 $0.20 $0.20 $0.20 $0.20 $0.20	1/20/10 1/20/10 1/20/10 1/20/10 1/20/10 1/20/10	NONE	NONE	NONE	NONE

All options and warrants have been authorized by the full Board of Director.  All options and warrants issued have been issued for services rendered.

DIRECTOR COMPENSATION

For Fiscal Year- Ending 12/31/2006

Name (a)	Fees Earned or Paid in Cash ($) (b)	Stock Awards ($) (c)	Option Awards ($) (d)	Non-Equity Incentive Plan Compensation ($) (e)	Change in Pension Value and Nonqualified Deferred Compensation Earnings (f)	All Other Compensation ($) (g)	Total ($) (h)
Morton Reed, President, CEO & Director	$31,500	NONE	NONE	NONE	NONE	NONE	$31,500
Stanley Weiner	$31,500	NONE	NONE	NONE	NONE	NONE	$31,500
Donald Hejmanowski	$31,500	NONE	NONE	NONE	NONE	NONE	$31,500

In July 2005 Mr. Donald Hejmanowski received 150,000 shares of common stock valued at $60,000 as a signing bonus for joining the companies Board of Directors.  On November 2, 2005 the company issued 150,000 shares of common stock to Mr. Hejmanowski for Director services-the value of the shares is $42,000.

The amounts in the All Other Compensations column for the Board members is the fair value of warrants that were issued to the Board members for their past services.  All of the warrants were vested on the grant date.  None have been exercised.

EMPLOYMENT AGREEMENTS

Morton Reed

Effective September 5, 2002, we entered into an employment agreement with Morton Reed wherein Mr. Reed agreed to serve as the Company’s Chief Executive Officer and President.  The term of employment is for four (4) years.  We agreed to pay Mr. Reed annual compensation of $252,000. In addition to the cash compensation, Mr. Reed is entitled to the use of a Company vehicle.  Mr. Reed voluntarily stopped taking salary in mid 2003 to assist the Company in the financing of ongoing litigation.  Mr. Reed resumed taking a salary in 2004 but took only $150,000.  Mr. Reed has agreed to accrue such portions of his salary ($355,915 as of December 31, 2005 and $543,000 as of December 31,2006) as deemed relevant by the board of directors until such time as the Company is adequately capitalized and able to pay such salary.

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

Terry Gabby

On June 29, 2005, we entered into an employment agreement with Terry Gabby wherein Mr. Gabby agreed to serve as the Company’s Chief Financial Officer. We agreed to pay Mr. Gabby an annual salary of $55,000.  On July 1, 2005, we granted Mr. Gabby 10,000 options to purchase shares of our common stock at $0.41 per share which expire on July 1, 2007. We granted Mr. Gabby 50,000 options in November, 2006, exercisable at $0.04 per share and expiring on November 21, 2009. We granted Mr. Gabby 50,000 warrants in November, 2006, exercisable at $0.04 per share and expiring on November 27, 2009.

Director Compensation and Other Arrangements

All directors will be reimbursed for expenses incurred in attending Board or committee, when established, meetings.  All directors also receive $3,500 per month, The Board stopped the monthly director fees beginning in October, 2006.   From time to time, certain directors who are not employees may receive shares of our common stock.

Compensation Committee

We currently do not have a compensation committee of the board of directors.  Until a formal committee is established our entire board of directors will review all forms of compensation provided to our executive officers, directors, consultants and employees, including stock compensation.

Option Grants in Last Fiscal Year

On November 21 2006, we granted Terry Gabby, the CFO of the Company, an option to purchase 50,000 options of our common stock at $0.04 per share.  The option is exercisable for three years.  We believe that the grant of the option was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2).

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

Date: May 10, 2007

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature

Title

Date

/s/ Morton Reed

President, CEO,

May 10, 2007

Morton Reed

Chairman,

/s/ Stanley Weiner

VP Finance, Director

May 10, 2007

Stanley Weiner

/s/ Dennis H. Johnston

Director

May 10, 2007

Dennis H. Johnston

/s/ Terry Gabby

Chief Financial Officer

May 10, 2007

Terry Gabby

TABLE OF CONTENTS

PAGES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-1 – F-2

CONSOLIDATED BALANCE SHEET	F-3

CONSOLIDATED STATEMENT OF OPERATIONS	F-4

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY	F-5

CONSOLIDATED STATEMENT OF CASH FLOWS	F-6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	F-7 – F-21

Lawrence Scharfman & Co., CPA P.A.

Certified Public Accountants

18 E. Sunrise Highway, #203

9608 Honey Bell Circle

Freeport, NY 11520

       Boynton Beach, FL 33437

Telephone: (516) 771-5900

   Telephone: (561) 733-0296

Facsimile:  (516) 771-2598

   Facsimile:   (561) 740-0613

INDEPENDENT AUDITORS’ REPORT

Lit Funding Corp.

6375 S. Pecos Road, Suite 217

Las Vegas, Nevada 89120

We have audited the accompanying balance sheet of Litfunding Corp. (a Nevada corporation) as of December 31, 2006 and the related statements of operations, stockholders equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s Management. Our responsibility is to express an opinion on these financial statements based on our audit. The statements for 2004 and prior years were audited by another auditor,

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of LitFunding Corp. as of December 31, 2006 and the results of its operations in conformity with accounting principles generally accepted in the United States of America.

The company has had difficulty in generating sufficient cash flow to meet its obligations and is dependent on management’s ability to develop profitable operations. These factors, among others may raise substantial doubt as to their ability to continue as a going concern.

Boynton Beach, Florida

May 9, 2007

F-1

MEMBER:

American Institute Certified Public Accountants    Florida Institute Certified Public Accountants

- LICENSED IN FLORIDA & NEW YORK -

LitFunding Corp

Consolidated Balance Sheets

For the year ended
December 31,
2006
Assets

Current assets:
Cash and cash equivalents	$1,618
Accounts receivable, net	30,760
Contingent advances less reserves for unsuccessful
resolution of lawsuits	398,025
Note receivable	174,000
Total current assets	604,403

Fixed assets, net	44,237
Total fixed assets	44,237

Other assets
Other assets	360,332
Total other assets	360,332
Total assets	$1,008,972

Liabilities and Stockholders' Equity

Liabilities not subject to compromise
Accounts payable	$832,071
Accrued expenses	385,586
Deferred revenue	216,672
Notes payable	1,171,806
Investor participation obligations	724,500
Interest payable	-
Total current liabilities not subject to compromise	$3,330,635

Liabilities subject to compromise
Trade and miscellaneous claims
Debentures	190,000
Total liabilities subject to compromise	190,000
Total liabilities	$3,520,635

Stockholders' equity:
Series A Convertible preferred Stock, par value $0.001,
2,000,000 shares authorized, 400,000 shares issued and outstanding	400
Series B Convertible Preferred Stock, par value $0.001, 1,500,000 shares authorized, 1,500,000 shares issued and outstanding	1,500

Common stock, $0.001 par value, 100,000,000 shares
authorized, 28,988,902 and 16,217,402 shares issued and outstanding at December 31, 2006 and 2005, respectively	28,988
Shares authorized & unissued	12,000

F-3

Subscription Payable	5,000
Subscription Receivable	43,500
Additional paid-in capital	8,655,403
Additional paid-in capital Preferred A	99,600

Accumulated (deficit)	(11,225,266)
(2,511,673)
$1,008,972

LitFunding Corp

Statements of Operations

	For the years ending
	December 31,
	2006		2005

Net Revenue		$644,040	$355,264

Expenses:
Reserve for unsuccessful resolution of lawsuits	$		$76,950
General and administrative expenses		1,59,845	2,986,487
Consulting fees - related party			8,301
Financing expense		45,906	67,288
Depreciation & Amortization		23,558	28,467
Preferred stock dividend		19,993	1,245
Total operating expenses		1,749,302	3,168,738

Net operating (loss)		(1,105,262)	(2,813,474)

Other income (expenses):
Other income		10,000	73,953
Interest expense		(62,685)	(57,039)
Rental Income
Amortization of debt discount		130,000	(677,484)
Total other income (expenses)		77,315	(660,570)

Loss before reorganization items,
extraordinary gain and income taxes			(3,474,043)
Bad debt in connection with share issuance			(498,000)
Reorganization items:
Legal fees
Loss before extraordinary gain and income taxes		(1,027,947)	(3,972,043)

Extraordinary gain, net of income taxes		-

Income (Loss) before Income taxes		(1,027,947)	(3,972,043)

Income tax (benefit) provision		-	-
Net Income (loss)		$(1,027,947)	$(3,972,043)
Basic Earnings (loss) per share:
Before Extraordinary item		(0.05)	(0.28)
Extraordinary item
Total		(0.05)	(0.28)

Diluted Earnings (loss) per share
Before Extraordinary item		(0.05)	(0.28)
Extraordinary item
Total		(0.05)	(0.28)

Weighted average number of common shares outstanding:
Basic		19,099,652	14,419,498
Diluted		$19,099,652	$14,419,498

LitFunding Corp

Statements of Changes in Stockholders' Equity

	Common Stock		Preferred Stock		Additional				Total
					paid in	Subscription	Deferred	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Payable	Compensation	(Deficit)	Equity

Balance, December 31, 2004	11,220,063	11,221	-	-	4,611,310	-	-	(6,225,276)	(1,602,745)

shares issued for cash	2,291,951	2,292	800,000	800	1,136,608	-	-	-	1,139,700
Shares authorized & unissued					327,139	-	-	-	327,139
Shares issued for services	757,500	757	-	-	415,705	-	-	-	416,462
Shares issued in settlement	157,888	157	-	-	67,236	-	-	-	67,394
Shares issued in settlement of notes	600,000	600	-	-	647,891	-	-	-	648,491
Shares issued in lieu of interest	75,000	75	-	-	38,675	-	-	-	38,750
Warrants and Options issued	-	-	-	-	739,979	-	-	-	739,979
Warrants and Options exercised	665,000	665	-	-	32,335	-	-	-	33,000
Options exercised - related party	450,000	450	-	-	44,550	-	-	-	45,000
Subscription payable	-	-	-	-	-	327,139	-	-	327,139
Net (loss) for the year ended
								(3,972,043)	(3,972,043)
Balance, December 31, 2005	16,217,402	$16,217	800,000	$800	$8,061,428	$327,139	$-	$(10,197,319)	$(1,791,735)

Shares issued for cash	1,265,334	1,265			145,268				147,333
Shares issued for investment	15,000	15			3,580				3,595
Shares authorized & unissued					327,139				327,817
Shares issued for services	7,349,892	7,350			378,826				378,826
Shares issued in settlement of debt	1,406,608	1,407			256,997				258,404
Shares issued for preferred dividend	96,000	96			9,024				9,120
Shares issued in settlement of notes	2,000,000	2,000			198,000				200,000
Shares issued for financing	704,000	704			65,176				65,880
Shares issued in lieu of interest	14,666	15			1,452				1,487
Share issued in exchange of preferred	800,000	800	(400,000)		99,200				100,000
Warrants and options issued	320,000	320			35,207				35,527

F-6

Warrants and Options exercised	650,000	650			3,600			4,250
Shares Cancelled	(1,850,000)	(1,850)	400,000	(4000	(933,918)			(935,768)
Options exercised – related party					4,425			4,425
Subscription payable						(322,139)

Net (Loss)							(1,027,947)	(1,027,947)
For the year ended
December 31,2006
Balance, December31,2006	28,988,902	28,991			8,655,403		(1,027,947)	(2511,673)

LitFunding Corp

Consolidated Statements of Cash Flow

	For the years ending
	December 31,
	2006	2005

Cash flows from operating activities
Net income (loss)	$(1,027,947)		$(3,474,043)
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

LitFunding Corp

Notes

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

LitFunding Corp

Notes

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

The following table represents the effect on net (loss) and (loss) per share if the Company had applied the fair value based method and recognition provisions of SFAS No. 123:

	2006	2005
Net (loss), as reported	$(1,027,947))	$(3,972,043)
Add: Employee stock-based compensation Expense, as reported	4,425	825,154
Deduct: Total stock-based employee compensation expense determined under fair value method	(4,425))	(1,854,162)
Pro forma net (loss)	$(1,027,947))	$(5,001,051)
Net (loss) per common share

LitFunding Corp

Notes

Basic (loss) per share, as reported	$(0.05))	$(0.28)
Basic per share, pro forma	$(0.05))	$(0.35)

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

LitFunding Corp

Notes

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

LitFunding Corp

Notes

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

Note 3 – Note Receivable

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

LitFunding Corp

Notes

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

LitFunding Corp

Notes

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

6,000 62,500

LitFunding Corp

Notes

Notes payable with specified due dates. Face amount $6,000, interest at 12% due April 1, 2006. Note payable face amount $100,000, at 2% per month due Mayr 13, 2007. Note unsecured.	25,000 100,000
Notes payable with no specified due dates. Notes unsecured	908,964
Total	$1,171,806

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

LitFunding Corp

Notes

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

LitFunding Corp

Notes

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

On October 4, 2006, the Company issued 900,000 shares of common stock to Hans George Huetter for consulting services rendered to the Company. The shares issued were unrestricted pursuant to the S-8 Registration filed with SEC on September 29, 2006.

On October 4, 2006, the Company issued 275,000 shares of common stock to Dennis H. Johnston for legal services rendered to the Company.  The shares issued were unrestricted pursuant to the S-8 Registration filed with SEC on September 29, 2006.

LitFunding Corp

Notes

On November 17, 2006 the Company voided the 1,000,000 shares of its restricted common stock issued on August 28, 2006 to CLX & Associates, Inc pursuant to the cancellation agreement dated March 1, 2006.

On November 22, 2006, the Company issued 500,000 shares of its common stock to Gary Rasmussen for consulting services provided to the Company.  The shares issued were unrestricted pursuant to the S-8 Registration filed with SEC on September 29, 2006.

On December 6, 2006, the Company issued 100,000 shares of its common stock to Charles Shamash for consulting services provided to the Company.  The shares issued were unrestricted pursuant to the S-8 Registration filed with SEC on September 29, 2006.

On December 11, 2006 the Company rescinded the issuance of 1,250,000 shares of restricted common stock to Morton Reed, CEO of the Company, in exchange for accrued debt valued at $125,000.

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

Series “B” Convertible Preferred Stock

Dividend Provisions.  The holders of the Series B Convertible Preferred Stock will not be entitled to any dividends on the Preferred Stock.

Liquidation Preference.  In the event of any liquidation, dissolution or winding up of the Company, either voluntary or involuntary, subject to the rights of series of preferred stock that may from time to time come into existence, the holders of Series B Convertible Preferred Stock shall be entitled to receive, prior to and in preference to any distribution of any of the assets of the Company to the holders of Common Stock by reason of their ownership thereof, an amount per share equal to the sum of (i) $0.001 for each outstanding share of Series B Preferred Stock (“Original Series B Issue Price”) and (ii) an amount equal to the Original Series B Issue Price for each twelve (12) months that has passed since the date of issuance of any Series B Preferred Stock.

Spin-off Rights.  At the election of a majority in interest of the Series B Preferred Stock, Global Universal Film Group shall be spun off to the holders of the Series B Preferred Stock, with 90% of such shares in Global Universal Film Group being issued, pro rata to the holders of the Series B Preferred Stock, and 10% being issued and distributed to the shareholders of the Company Common Stock on a pro-rata basis.

LitFunding Corp

Notes

Conversion.  Each share of Series B Convertible Preferred Stock shall be convertible, at the election of the holder, into one (1) share of the Company’s common stock on such date as the majority shareholders of all Series B have elected to effect the Spin-Off transaction; however, the Series B Convertible Preferred Stock shall automatically convert into shares of Common Stock of the Company after twelve (12) months from the date of LitFunding’s acquisition of Global Universal Film Group, regardless of whether or not an election has been made to spin-off Global Universal Film Group.

Voting Rights.  The shares of the Series B Preferred Stock shall not have any voting rights.

Pursuant to the reverse tri-party merger with Global Universal Film Group, Inc., we issued a total of 1,500,000 shares of Series B Convertible Preferred Stock to the stockholder’s of Global.  The 1,500,000 shares are convertible into 1,500,000 shares of common stock.

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

LitFunding Corp

Notes

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

	2006			2005
	Income (Loss)	Shares	Per Share	Income (Loss)	Shares	Per Share
Net income (loss) before extraordinary item	$ (1,027,947)			$ (3,970,798)
Extraordinary item	-
Total	$ (1,027,947)			(3,970,798)

Preferred dividends	19,993			1,245
Income (loss) available to common shares holders	$ (1,047,940)			$ (3,972,043

Basic earnings (loss) Per Share:
Before extraordinary item	$ (1,047,940)	19,099,652	$ (0.05)	$ (3,972,043)	14,419,498	$ (0.28)
Extraordinary item	-	19,099,652	$ (0.05)		14,419,498	$ (0.28)

Total	$ (1,047,940)	19,099,652	$ (0.05)	$ (3,972,498)	14,419,498	$ (0.28)

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

LitFunding Corp

Notes

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

We granted the CFO of the Company Terry Gabby 50,000 options in November 2006, exercisable at $0.04 per share and expiring on November 21, 2009. We granted Terry Gabby 50,000 warrants in November 2006, exercisable at $0.04 per share and expiring on November 27, 2009.

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

The summary of activity for the Company's stock options/warrants is presented below:

LitFunding Corp

Notes

	Year ended December, 2006	Weighted Average Exercise Price	Year ended December, 2005	Weighted Average Exercise Price

Options/Warrants outstanding at beginning of Period	6,250,750	$0.30	3,592,500	$0.30
Granted	160,000	$0.09	3,773,250	$0.49
Exercised	(400,000)	$0.01	(1,115,000)	$0.05
Terminated/Expired	-		-
Options /warrants outstanding at end of period	6,010750	$0.42	6,250,750	$0.42
Options/warrants exercisable at end of period	6.010,750	$0.42	6,250,750	$0.42

Price per share of options outstanding	$0.01-$7.00		$0.01-$7.00

Weighted average remaining contractual lives	2.08 years		3.08 years

Weighted average fair value of options granted during the period	$0.49		$0.49

Note 14 - Subsequent Events

On March 5, 2007, we agreed to issue 40 million shares to Rochester Capital Partners, LP. (RCP), a Nevada limited partnership. Gary Rasmussen is the General Partner of this partnership and exercised dispositive control of all shares owned by it.  Upon execution of the agreement with RCP, PCP assigned its interest in 21 million shares to Lehars Handels Ges., M.b.h., leaving RCP with 19 million shares.

In March, 2007, we issued 8,000,000 shares to Morton Reed, our Chief Executive Officer, in exchange for $350,000 in back salary. Pursuant to the terms of the Letter Agreement with RCP, Dr. Reed immediately sold these shares to RCP.

We believe that the issuance and sale of the restricted shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2) and Regulation D promulgated thereunder.  The shares issued were directly from us and did not involve a public offering or general solicitation.  The recipients of the shares were afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make their investment decision, including the financial statements and 34 Act reports.  We reasonably believed that the recipients, immediately prior to issuing the shares, had such knowledge and experience in our financial and business matters that they were capable of evaluating the merits and risks of their investment.  The recipients had the opportunity to speak with our management on several occasions prior to their investment decision

On March 5, 2007, we entered into a binding Letter Agreement with Rochester Capital Partners, LP., a Nevada limited partnership (“RCP”) and agreed to issue a total of forty (40) million shares of treasury stock in exchange for $250,000, payable by a promissory note due and payable in full within sixty days. As of the date of this prospectus, RCP has advanced approximately $50,000. In addition to the $250,000, the RCP has agreed to purchase up to 11 million shares from Morton Reed, our

LitFunding Corp

Notes

Chief Executive Officer, and to provide additional funding of up to $180,000, for which it may acquire up to an additional 5 million shares of common stock. The Transaction was unanimously approved by our Board of Directors at a meeting held on February 22, 2007.

At closing, RCP immediately assigned its interest in 21 million shares to Lehars Handels Ges., M.b.H. (“Lehars”), for consideration of $300,000 to be received within 30 days. Lehars has failed to remit payment and, if the default continues, the shares will revert to RCP.  RCP currently owns approximately 30 million shares of our common stock, or about 39%. However, if the 21 million shares revert back to RCP, it will own approximately 51 million shares of our outstanding common stock, or about 65%.

RCP is a limited partnership controlled by Gary Rasmussen as its General Partner. The limited partners of RCP are family members of Mr. Rasmussen. Gary Rasmussen is a consultant to the Registrant and will continue as such after the Transaction.

All references to said Letter Agreement herein are qualified in their entirety by reference to the actual Letter Agreement, a copy of which was filed as Exhibit 10.1 to a Form 8-K filed by LitFunding on March 7, 2007.