Form 10QSB
period 2007-03-31
LITFUNDING CORP
filed 2007-05-21
CIK 1142488

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

(702) 898-8388
(Issuer’s telephone number)

Copies of Communications to:

Dennis H. Johnston, Esq.

A Professional Law Corporation

9422 Canfield

La Habra, California  90631

(310) 666-2133

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

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes     X          No ______

The number of shares of Common Stock, $0.001 par value, outstanding on May 20, 2006, was 79,386,902 shares.

Transitional Small Business Disclosure Format (check one): Yes             No     X

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Lawrence, Scharfman, & Co., CPA P.A. Certified Public Accountants
18 E. Sunrise Highway #203 Freeport, Ny 11520 Telephone: (516) 771-5900 Facsimile: (516) 771-2598	9608 HoneyBell Circle Boynton Beach, Fl 33437 Telephone: (561) 733-0296 Facsimile: (561) 740-0613

INDEPENDENT ACCOUNTANTS’ REVIEW REPORT

The Board of Directors and Stockholders

LITFUNDING CORP

3700 MCLEOD STE 100

LAS VEGAS, NEVADA 89121

We have reviewed the comparative Balance Sheets as of 3/31/07 and 12/31/06 for Litfunding Corp. and the statements of income (losses) and cash flows for the three months ended 3/31/07 and 3/31/06 in accordance with statements on standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Litfunding Corp.

A review consists principally of inquiries of company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based upon our review, we are not aware of any material modifications that should be made to the accompanying consolidated financial statements in order for them to be in conformity with generally accepted accounting principles.

Boynton Beach, Florida	/s/ Lawrence Scharfman
May 21, 2007	Lawrence Scharfman CPA PA

LitFunding Corp.

Consolidated Balance Sheet

	March 31,	December 31,
	2007	2006
	(unaudited)	(audited)
Assets

Current assets:
Cash and cash equivalents	$(1,504)	$1,618
Accounts receivable, net	121,438	30,760
Due from employees
Contingent advances less reserves for unsuccessful
resolution of lawsuits	398,025	398,025
Note receivable	424,000	174,000
Total current assets	941,959	604,403

Fixed assets, net	31,402	44,237
Total fixed assets	31,402	44,237

Other assets
Books, TV and Movie Rights	287,325	360,332
Prepaid Spin-off Fee	200,000
Security Deposits	14,331
Other assets	4,716	360,332

Total other assets	506,372	360,332

Total assets	$1,479,733	$1,008,972

Liabilities and Stockholders' Equity

Liabilities not subject to compromise
Accounts payable	$748,412	$832,071
Accrued expenses	149,428	385,586
Deferred revenue	210,423	216,672
Notes payable	1,173,446	1,171,806
Investor participation obligations	724,500	724,500

Total current liabilities not subject to compromise	3,006,209	3,330,635

Liabilities subject to compromise
Trade and miscellaneous claims
Debentures	190,000	190,000
Total liabilities subject to compromise	190,000	190,000

Total liabilities	3,196,209	3,520,635

LitFunding Corp.

Consolidated Balance Sheet

(Continued)

Stockholders' equity:
Series A Convertible preferred Stock, par value $0.001,
2,000,000 shares authorized, 800,000 shares issued and
and outstanding	400	400
Series B Convertible preferred stock, par value $0.001,
1,500,000 shares authorized, 1,500,000 shares issued and
outstanding	1,500	1,500
Common stock, $0.001 par value, 100,000,000 shares
authorized, 79,386,902 and 28,988,902 shares issued and
outstanding at March 31, 2007 and December 31, 2006, respectively	79,386	28,988
Shares authorized & unissued	12,000	12,000
Subscription Payable	5,000	5,000
Subscription Recievable	43,500	43,500
Additional paid-in capital	9,324,703	8,655,403
Additional paid-in capital Preferred A	99,600	99,600
Accumulated (deficit)	(11,282,565	(11,225,266)
	(1,716,476)	(2,511,673)
	$1,479,733	$1,008,962

See notes to consolidated financial statements

LitFunding Corp.

Consolidated Statement of Operations

Unaudited

	For the three months ended
	March, 31
	2007		2006

Net Revenue		$94,862		$191,539

Expenses:
Reserve for unsuccessful resolution of lawsuits	$		$
General and administrative expenses		108,887		803,460
Financing expense				3,947
Depreciation & Amortization		6,221		6,579
Preferred stock dividend
Total operating expenses		115,108		565,690

Net operating (loss)		(20,246)		(374,151)

Other income (expenses):
Other income
Interest (expense) net of interest income		(37,053)		(14,090)
Rental Income
Amortization of debt discount
Total other income (expenses)		(37,053)		(14,090)

Income (Loss) before Income taxes		(57,299)		(845,756)

Income tax (benefit) provision

Net Income (loss)
		$(57,299)		$(388,242)

Weighted average number of
common shares outstanding - basic and fully diluted		26,670,441		17,342,801

Net (loss) per share - basic and fully diluted		$(0.002)		$(0.02)

See notes to consolidated financial statements

LitFunding Corp.

Consolidated Statement of Cash Flows

Unaudited

	For the three months ended
	March 31,
	2007		2006

Cash flows from operating activities
Net income (loss)		$(57,299)	$	(388,242)
Adjustments to reconcile net income to net cash
provided by (used in operating activities)
Depreciation and amortization		6,221		6,579
Reserve for unsuccessful resolution of lawsuits
Share-based compensation		469,000		271,426
Changes in assets and liabilities:
Increase (decrease) in account receivables		(90,678)		(11,790)
Increase (decrease) in other assets		(146,040)		(19,956)
Increase (decrease) in contingent advances				259,200
Notes receivable		(250,000)		101,660
Debt discount
Deferred stock compensation
Increase (decrease) in accounts payable and accrued expenses		(326,210)		(28,583)
Trade and other claims subject to compromise
Increase (decrease) in deferred revenue		6,244		(106,249)
Net cash (used in) operating activities		$(438,762)		84,045

Cash flows from investing activities:
Purchase of property and equipment
Net cash (used in) investing activities

Cash flows from financing activities:
Cash from issuance of common stock		434,000		50,000
Cash from exercise of options & warrants				4,250
Common stock cancellation				(7,000)
Proceeds from notes payable		1640		31,000
Repayments of notes payable				(170,000)
Proceeds from investor participation borrowings
Principal repayments on capital lease obligations
Value of Warrants issued				3,947
Net cash provided by financing activities		$435,640		(87,803)

Increase (decrease) in cash				(3,758)
Cash - beginning of period		1,618		7,121
Cash - ending of period		$(1,504)		$3,363

Supplemental disclosures:
Interest paid				14,090
Income taxes paid	$		$

Shares issued for services		$469,000		$271,426

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

These statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management are necessary for fair presentation of the information contained therein. It is suggested that these condensed interim financial statements be read in conjunction with the financial statements of the Company for the year ended December 31, 2006 and notes thereto included in the Company's Form 10-KSB annual report. The Company follows the same accounting policies in the preparation of interim reports.

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

The remaining bankruptcy liabilities at March 31, 2007 are summarized as follows:

Gap Claims	$ -
Unsecured Creditors and Other	-
Subtotal	-
Debentures	190,000
$ 190,000

Note 3 – Notes Receivable

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

Note 4 - Contingent Advances

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

Management estimates the net realizable value of contingent advances by periodically reviewing the progress of the cases with the attorneys trying them and past experience with similar cases. Management believes that the Company has historically achieved a success rate of approximately 85% on cases that it has funded. Post reorganization procedures and policies have been implemented and management believes that it will achieve a success rate of no less than 90% on new fundings. Management monitors all cases and provides an allowance if it believes that any advances have been impaired. At March 31, 2007 there were contingent advances outstanding of $398,025 and a corresponding impairment allowance of $39,802.

Note 5 - Participation Agreements

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

Note 6 - Debentures

During the years ended December 31, 2002, the Company issued 5-year 9% convertible debentures amounting to $200,000, due January 1, 2007. Included is one debenture due to a related party for $10,000. Interest is due semi-annually on the first day of June and December of each year, commencing June 1, 2003 until fully paid. As part of the plan of reorganization, these debentures have an amended maturity to 2008. At March 31, 2007, the Company had accrued interest totaling $13,537. The Company has not made the December 15, 2006 interest payment of $9,450. On or about November 20, 2006, the Company obtained a judgment against Alan Schuchman, Mr. Schuchman has abandoned his $10,000 debenture to LitFunding Corp. The outstanding debenture balance at March 31, 2007 is $190,000.

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

Note 7- Debt

Notes payable at March 31, 2007 is comprised of the following:

Note payable to entity, original balance of $19,181 Principal and interest due June 15, 2006. The Note is unsecured. Verbally extended.	$9,591
Note payable to entity, original balance of $15,000 due in three monthly installments of $5,000 beginning April 15, 2006. The Note is unsecured. Verbally extended.	10,000
Note payable to entity, original balance of $30,502 due in two monthly installments of $15,251 beginning April 15, 2006. The Note is unsecured Verbally extended.	15,251
Notes payable with no specified due dates. Face amount of $19,500 and $15,000, interest at 10% per annum, the note is unsecured.	34,500

Notes payable with specified due dates.  Face amount $6,000, interest at 6% due March 15, 2006

Notes payable with varying due dates that have been verbally extended. Interest at 6% and 12%, face amounts totaling $62,500. Notes unsecured.

6,000 62,500
Notes payable with specified due dates. Face amount $6,000, interest at 12% due April 1, 2006. Note payable face amount $100,000, at 2% per month due May 13, 2007. Note unsecured.	25,000 100,000
Notes payable with no specified due dates. Notes unsecured	910,604
Total	$1,173,446

Note 8 – Stockholders’ Equity

Common Stock

On March 7, 2006 the Company issued 40,000,000 shares of its $.001 par value common stock to Rochester Capital Partners LP $0.00625 per share for a note receivable totaling $250,000.

In March 2007, the Company issued 9,700,000 shares of its $.001 par value common stock for services valued at $469,000 the fair value of the underlying shares.

Series “A” Preferred Stock

Series “A” 12 % Convertible Preferred Stock

Priority.  Shares of the Series A 12% Convertible Preferred Stock shall rank prior to the Company’s Common Stock, with respect to the payment of dividends and upon liquidation.  Other classes of preferred stock shall be subordinated to and shall rank junior to the Series A Convertible Preferred Stock with respect thereto; provided, however, that holders of Series A Convertible Preferred Stock, by vote or written consent to the holder of sixty-six  and two-thirds percent (66 2/3%) or more of the then outstanding Series A Convertible Preferred Stock, may elect from time to time allow other series or classes of preferred stock to rank senior to the Series A Convertible Preferred Stock with respect to dividends, assets or liquidation.

Dividends.  Dividend rates on the shares of Series A Convertible Preferred Stock shall be at an annual rate of twelve percent (12%) annually.  Dividends shall be cumulative (but not compounded) and accrue annually from the date of original issue of the Series A Convertible Preferred Stock and shall be payable, if, when, and as declared by the Board of Directors of the Company.

Voting Rights.  The holders of Series A Convertible Preferred Stock shall not have any voting powers, either general or special.

Conversion.  At any time after six (6) months from the date of purchase, either the Corporation or any holder of Series A Convertible Preferred Stock may convert all or any of the shares of Series A Convertible Preferred Stock held by such holder into full paid and non-assessable shares of Common Stock at the rate of two (2) shares of the Company’s Common stock for every one (1) share of Series A Convertible Preferred Stock.  All accrued but unpaid dividends shall be converted to cash or additional common stock in the Company’s sole and absolute discretion.  The fair market value shall be determined by taking the average of the low ask and high bid prices of the common stock so quoted on the trading day immediately prior to the dividend payment date.

On August 16, 2005 and August 23, 2005, we sold 200,000 shares of our Series A 12% Convertible Preferred Stock (for a total of 400,000 shares of series A) at $0.25 per share to Imperial Capital Holdings, LLC, all of which was paid in cash.  The 400,000 shares of series A are convertible into 800,000 shares of our common stock.  The 800,000 shares of common stock are being registered in this registration statement.

On August 31, 2005, we sold 400,000 shares of our Series A 12% Convertible Preferred Stock to Apex Investment Fund, Ltd. for a price of $0.25 per share, all of which was paid in cash.  Apex converted its 400,000 shares of Series A into 800,000 shares of common stock.  The 800,000 shares of common stock were issued on March 7, 2006 and are being registered in a registration statement.

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

Note 9 – Contingencies

The Company is a defendant in several matters in litigation, many of which are in the normal course of business, including litigation for refunds of funds invested. The company believes these suits are without merit and intends to defend these litigations in courts of law.

Note 10 – Warrants and Options

During the three months ended March 31, 2007, no options or warrants were issued by the Company.

Options and Warrants Exercised

During the three months ended March 31, 2007, no warrants were exercised.  There were no options exercised during the period.

The summary of activity for the Company's stock options/warrants is presented below:

	Three months March 31, 2007	Weighted Average Exercise Price

Options/warrants outstanding at December 31, 2006	6,010,750	$0.42
Granted
Exercised
Terminated/Expired
Options/warrants outstanding at end of period	6,010,750	$0.42
Options/warrants exercisable at end of period	6,010,750	$0.42

Price per share of options outstanding	$0.01-$7.00

Weighted average remaining contractual lives	2.08 years

Weighted average fair value of options granted during the period	$0.49

Note 11 – Related Party Transactions

In March, 2007, we issued 8,000,000 shares to Morton Reed, our Chief Executive Officer, in exchange for $350,000 in back salary. Pursuant to the terms of the Letter Agreement with RCP, Dr. Reed immediately sold these shares to RCP.

RCP has agreed to purchase up to 11 million shares from Morton Reed, our Chief Executive Officer, The Transaction was unanimously approved by our Board of Directors at a meeting held on February 22, 2007.

Note 12 - Subsequent Events

On May 3, 2007 an Administrative Stop was placed on certificate 992 representing 21,000,000 shares of common stock issued to Lehars Handlels Ges M.b.H.(“lehara”) on March 7, 2007. The Administrative Stop is issued for breach of the agreement for payment by virtue of the failure to pay for the shares. We will seek legal redress in the Nevada courts.

On May 7, 2007 Board of Directors gave unanimous written consent to an increase in the number of authorized shares of capital stock. The Corporation is currently authorized to issue one hundred ten million shares of its capital stock, of witch one hundred million shares are designated as Common Stock and ten million shares are designated as Preferred Stock. The Directors believe that an increase in the number of authorized shares of capital stock will enable the Corporation to effect a proposed acquisition of Hometrend International that will bring needed capital surplus into the corporation. The authorized increase of capital stock of the Corporation to two hundred fifty million, of which two hundred thirty million are designated as Common Stock and twenty million shares are designated as Preferred Stock.

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

For a detailed description of these and other factors that could cause actual results to differ materially from those expressed in any forward-looking statement, please see “Factors That May Affect Our Plan of Operation” in this document and in our Annual Report on Form 10-KSB for the year ended December 31, 2006.

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

We believe that the issuance and sale of the restricted shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2) and Regulation D promulgated thereunder.  The shares issued were directly from us and did not involve a public offering or general solicitation.  The recipients of the shares were afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make their investment decision, including the financial statements and 34 Act reports.  We reasonably believed that the recipients, immediately prior to issuing the shares, had such knowledge and experience in our financial and business matters that they were capable of evaluating the merits and risks of their investment.  The recipients had the opportunity to speak with our management on several occasions prior to their investment decision

On March 5, 2007, we entered into a binding Letter Agreement with Rochester Capital Partners, LP., a Nevada limited partnership (“RCP”) and agreed to issue a total of forty (40) million shares of treasury stock in exchange for $250,000, payable by a promissory note due and payable in full within sixty days. As of the date of this prospectus, RCP has advanced approximately $50,000. In addition to the $250,000, the RCP has agreed to purchase up to 11 million shares from Morton Reed, our Chief Executive Officer, and to provide additional funding of up to $180,000, for which it may acquire up to an additional 5 million shares of common stock. The Transaction was unanimously approved by our Board of Directors at a meeting held on February 22, 2007.

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

We recently acquired two wholly owned subsidiaries, Global Universal Film Group, Inc. (“Global Universal”), an early stage developer, producer and distributor of “niche” films, related books, and music rights and Easy Money Express, an internet-based, loan company. Both of these entities are at a nascent stage in their development and have not yet produced any revenues. It is management’s plan to develop Easy Money Express as our core business, and to spin-off Global Universal as a separately traded corporation, for which we have earned $26,000 of a total $200,000 management fee and will receive 10% of their shares of common stock upon completing the spin-off transaction. In the even the spin-off transaction is not completed by June 3, 2007, the balance of the management fee (i.e., $174,000) will be waived and we will be entitled to receive only 5% of their shares at spin-off, rather than 10%.

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

At March 31, 2007, we estimate that the principle and fee expected on the open and unresolved cases is approximately $1.1 million.

Results of Operations

The following overview provides a summary of key information concerning our financial results for the first quarter of 2007 and 2006.

Revenues

	Three Months Ended March 31,		Increase (Decrease)
	2007	2006	$	%

Net Revenue	$ 94,862	$ 191,539	$(96,677)	(50.4)%

Revenue: Total revenue was $94,862 and $191,539 for the three months ended March 31, 2007 and 2006, respectively. Our decrease in revenue of $96,677 is due to several previously funded cases not settling during the quarter. Our operating cycle is typically longer than one year for funded cases to generate revenue. We cannot guarantee with certainty when we will generate revenue sufficient to fund ongoing operations. Our future revenues will be reliant on the ability to fund future cases which require shorter periods of funding and strong collection efforts on funded cases as they are resolved.

Operating expenses

	Three Months Ended March 31,		Increase (Decrease)
	2007	2006	$	%

Reserve for unsuccessful resolution of lawsuits	$ -	$		$-
General and administrative expenses	108,887	555,164	(446,277)	(80)%
Financing expense		3,947	(3,947)	-
Depreciation and amortization	6,221	6,579	(358)	(5)%
Preferred stock dividend	-	-	-	-

Total operating expenses	$115,108	$565,690	$(450,582)	(80)%

Total operating expenses for the three month period ended March 31, 2007 decreased by $450,582 over the three month period ended March 31, 2006 because of our efforts to reduce payroll costs and all expenses in the General and Administrative expenses.

Other income (expense)

	Three Months Ended March 31,		Increase (Decrease)
	2007	2006	$	%

Other income	$			$-
Interest (expense)	(37,053)	(14,090)	22,963	162.97%
Rental income
Amortization of debt discount

Total other income (expense)	$(37,053)	$(14,090)	$22,963	162.97%

Our interest expense was $22,963 higher in the three month period ended March 31, 2007 than the three month period ended March 31, 2006 because we increased short term interest bearing debt.

Net (loss)

	Three Months Ended March 31,		Increase (Decrease)
	2007	2006	$	%

Net (loss)	$ (57,299)	$ (388,242)	$(330,943)	(85)%

Our net loss was $330,943 lower in the three month period ended March 31, 2007 as compared to the three months ended March 31, 2006 because our cost cutting efforts took effect as reflected by General and Administrative expenses being substantially reduce.  Until we can increase sales we will continue to have net losses.

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

We have cash of approximately $(1,504) as of March 31, 2007. In the opinion of management, available funds will not satisfy our working capital requirements for the next twelve months. Nevertheless, our reorganization plan does provide for sufficient revenue to sustain operations.

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

On March 5, 2007, we entered into a binding Letter Agreement with Rochester Capital Partners, LP., a Nevada limited partnership (“RCP”) and agreed to issue a total of forty (40) million shares of treasury stock in exchange for $250,000, payable by a promissory note due and payable in full within sixty days. As of the date of this prospectus, RCP has advanced approximately $50,000. In addition to the $250,000, the RCP has agreed to purchase up to 11 million shares from Morton Reed, our Chief Executive Officer, and to provide additional funding of up to $180,000, for which it may acquire up to an additional 5 million shares of common stock. The Transaction was unanimously approved by our Board of Directors at a meeting held on February 22, 2007.

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

We recently acquired two wholly owned subsidiaries, Global Universal Film Group, Inc. (“Global Universal”), an early stage developer, producer and distributor of “niche” films, related books, and music rights and Easy Money Express, an internet-based, loan company. Both of these entities are at a nascent stage in their development and have not yet produced any revenues. It is management’s plan to develop Easy Money Express as our core business, and to spin-off Global Universal as a separately traded corporation, for which we have earned $26,000 of a total $200,000 management fee and will receive 10% of their shares of common stock upon completing the spin-off transaction. In the even the spin-off transaction is not completed by June 3, 2007, the balance of the management fee (i.e., $174,000) will be waived and we will be entitled to receive only 5% of their shares at spin-off, rather than 10%.

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

As of March 31, 2007, our cash balance was $(1,504).  Over the next twelve months we believe that existing capital and anticipated funds from operations will not be sufficient to sustain operations and planned expansion.  Our plan for satisfying our cash requirements for the next twelve months is through additional equity, third party financing, and/or traditional bank financing.  We intend to make appropriate plans to insure sources of additional capital in the future to fund growth and expansion through additional equity or debt financing or credit facilities. No assurance can be made that such financing would be available, and if available it may take either the form of debt or equity.  In either case, the financing could have a negative impact on our financial condition and our Stockholders.

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

CLX & Associates, Inc.  On March 1, 2006, we entered into a consulting agreement with CLX & Associates, Inc., wherein CLX agreed to provide us with consulting services in connection with (i) short and long term strategic planning; (ii) short term crisis management; (iii) short and long term marketing; (iv) meeting with/selecting qualified companies for joint business ventures; (v) contracting and interviewing qualified accounting firms and legal counsel; (vi) recruitment selection of key executives and staff; (vii) internet and website design; and (viii) recommending and identifying of board members.  We agreed to compensate CLX for the services a total of $100,000 in cash, or 1,000,000 shares of our common stock.  CLX will commence providing services for the Company on such date as it has received the agreed compensation (“effective date”).  The term of the agreement is for three months from the effective date.  On June 23, 2006, the 1,000,000 shares were issued to CLX. In November 2006 the shares were cancelled for non- performance of the contracted services.

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

Since our inception we have not been profitable and have lost money on both a cash and non-cash basis.  For the three months ended March 31, 2007, we incurred net losses of $57,299. Our accumulated deficit at the end of March 31, 2007 was $11,282,565. Future losses are likely to occur, as we are dependent on spending money to pay for our operations. No assurances can be given that we will be successful in reaching or maintaining profitable operations.  Accordingly, we may experience liquidity and cash flow problems.  If our losses continue, our ability to operate may be severely impacted or alternatively we may be forced to terminate our operations.

We are subject to a working capital deficit, which means that our current assets on March 31, 2007 were not sufficient to satisfy our current liabilities and, therefore, our ability to continue operations is at risk.

We had a working capital deficit for the three months ended March 31, 2007 which means that our current liabilities exceeded our current assets on March 31, 2007 by $2,064,250.  Current assets are assets that are expected to be converted to cash within one year and, therefore, may be used to pay current liabilities as they become due. Our working capital deficit means that our current assets on March 31, 2007 were not sufficient to satisfy all of our current liabilities on March 31, 2007.  If our ongoing operations do not begin to provide sufficient profitability to offset the working capital deficit, we may have to raise capital or debt to fund the deficit or curtail future operations.

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

Effective February 22, 2007, Dennis H. Johnston was appointed as a member of the Board of Directors of the Company.

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

On or about October 31, 2006, the Company obtained a judgment against Joel Gatlin in the principal amount of $52,856.32 with interest to continue to accrue at 5% per month pursuant to the terms of an earlier lending agreement entered into between the parties.

On or about November 20, 2006, the Company obtained a judgment against Alan Schuchman in the principal amount of $40,000 with interest to continue to accrue at 10% per year on the unpaid balance. Mr. Schuchman has abandoned the $10,000 debenture to LitFunding Corp.

On or about January 26, 2007, the Company obtained a judgment against Anthony Casamassimi in the principal amount of $88,500 with interest to continue to accrue at 10% per month pursuant to the terms of an earlier lending agreement entered into between the parties.

.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On March 7, 2007 we issued 40,000,000 shares of our restricted common stock to Rochester Capital Partners LP   pursuant to its agreement with the Company dated March 5, 2007, for a $250,000 note payable as consideration. Of the 40 million shares, 21 million shares was assigned by Rochester Capital Partners LP to Lehars Ges., M.b.H., an Austrian corporation located in Graz, Austria (“Lelars”), pursuant to a agreement between Rochester Capital partners LP and Lehars. The Balance of 19 million shares were issued directly to Rochester Capital Partners LP.

The foregoing description of the transaction between the Company and RCP is qualified in its entirety by reference to the Company’s current report on Form 8-K filed on March 7, 2007.

We believe that the issuance of the above shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2).

On March 8, 2007, we issued 400,000 shares of our commons stock to Stanley Weiner for services rendered to the Company as a Board Member. The shares were unrestricted pursuant to the S-8 Registration filed on September 29, 2006.

On March 8, 2007, we issued 400,000 shares of our commons stock to Donald Hejmanowski for services rendered to the Company as a Board Member. The shares were unrestricted pursuant to the S-8 Registration filed on September 29, 2006.

On March 8, 2007, we issued 400,000 shares of our commons stock to Morton Reed for services rendered to the Company as a Board Member. The shares were unrestricted pursuant to the S-8 Registration filed on September 29, 2006.

On March 30, 2007, we issued 500,000 shares of our commons stock to Marc Winthrop for services rendered to the Company. The shares were unrestricted pursuant to the S-8 Registration filed on September 29, 2006.

On March 30, 2007, we issued 8,000,000 shares of our restricted commons stock to Morton Reed for accrued salary of $350,000. Mr. Reed transferred the shares to Rochester Capital partners LP for a note receivable in the amount of $35,000.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

On February 20,2007 we terminated the CardMart  USA, Inc. Letter Agreement as CardMart was unable to meet the terms and conditions set forth in the Letter Agreement.

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

10.13	Investment Agreement with Imperial Capital Holdings, dated January 16, 2006 (Incorporated by reference to the exhibits to Form 8-K filed on February 1, 2006)
10.14	Registration Rights Agreement with Imperial Capital Holdings, dated January 19, 2006 (Incorporated by reference to the exhibits to Form 8-K filed on February 1, 2006)
10.15	Placement Agent Agreement with Brewer Financial Services, LLC., dated January 16, 2006 (Incorporated by reference to the exhibits to Form 8-K filed on February 1, 2006)
10.16	2006 Non-Qualified Stock Compensation Plan (Incorporated by reference to the exhibits to Form S-8 filed on February 28, 2006)

10.19	Share Exchange Agreement with Easy Money Express, Inc., dated March 31, 2006 (Incorporated by reference to the exhibits to Form 10-KSB file on May 19, 2006)
10.20	Termination dated February 20,2007 of CardMart USA, Inc.Letter Agreement dated November 17,2006(Incorporated by reference to the exhibits to Form S-8 filed on February 23, 2007)
20	Letter to Shareholders dated March 11, 2003 (Incorporated by reference to the exhibits to Form 8-K filed on March 11, 2003)
21	List of Subsidiaries : California LitFunding, E.Evolution Expeditions and LitFunding USA (Incorporated by reference to the exhibits to Form 10-KSB filed on March 21, 2005)
31.1*	Certification of Morton Reed pursuant to Section 302 of the Sarbanes-Oxley Act
31.2*	Certification of Terry Gabby pursuant to Section 302 of the Sarbanes-Oxley Act
32.1*	Certification of Morton Reed pursuant to Section 906 of the Sarbanes-Oxley Act
32.2*	Certification of Terry Gabby pursuant to Section 906 of the Sarbanes-Oxley Act

* Filed herewith.

Reports on Form 8-K

Form 8-K filed on March 7, 2007.

Form 8-K filed on February 23, 2007.

Form 8-K filed on February 26, 2007.

Form 8-K filed on November 21, 2006.

Form 8-K filed on September 1, 2006

Form 8-K filed on August 4, 2006

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

	(Registrant)	LITFUNDING CORP.

Date: May 20, 2007	By:	/s/ Terry Gabby
Terry Gabby
Chief Financial Officer (On behalf of the registrant and as principal accounting officer)