Form 10QSB
period 2007-06-30
LITFUNDING CORP
filed 2007-08-20
CIK 1142488

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2007

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

Terry Gabby, CFO

6375 S. Pecos Road, Suite 217

Las Vegas, Nevada 89120

702-898-8388

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

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes     X          No ______

The number of shares of Common Stock, $0.001 par value, outstanding on August 17, 2006, was 84,413,902 shares.

Transitional Small Business Disclosure Format (check one): Yes             No     X

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

LitFunding Corp.

Consolidated Balance Sheet

	June 30,	December 31,
	2007	2006
	(unaudited)	(audited)
Assets
Current assets:
Cash and cash equivalents	$27,631	$1,618
Accounts receivable, net	218,581	30,760
Due from employees	18,315
Contingent advances less reserves for unsuccessful
resolution of lawsuits	373,025	398,025
Note receivable	424,000	174,000
Total current assets	1,061,552	604,403
Fixed assets, net	32,148	44,237
Total fixed assets	32,148	44,237
Other assets
Books, TV and Movie Rights	169,154	360,332
Prepaid Spin-off Fee	200,000
Security Deposits	15,976
Other assets	17,195	360,332
Total other assets	402,325	360,332
Total assets	$1,496,025	$1,008,972
Liabilities and Stockholders' Equity
Liabilities not subject to compromise
Accounts payable	$558,941	$832,071
Accrued expenses	381,452	385,586
Deferred revenue	204,174	216,672
Notes payable	1,287,131	1,171,806
Investor participation obligations	699,500	724,500
Total current liabilities not subject to compromise	2,927,024	3,330,635
Liabilities subject to compromise
Trade and miscellaneous claims
Debentures	190,000	190,000
Total liabilities subject to compromise	190,000	190,000
Total liabilities	3,117,024	3,520,635

LitFunding Corp.

Consolidated Balance Sheet

(Continued)

Stockholders' equity:
Series A Convertible preferred Stock, par value $0.001,
20,000,000 shares authorized, 800,000 shares issued and
and outstanding	400	400
Series B Convertible preferred stock, par value $0.001,
1,500,000 shares authorized, 1,500,000 shares issued and
outstanding	1,500	1,500
Common stock, $0.001 par value, 230,000,000 shares
authorized, 79,386,902 and 28,988,902 shares issued and
outstanding at June 30, 2007 and December 31, 2006, respectively	81,429	28,988
Shares authorized & unissued	12,000	12,000
Subscription Payable	5,000	5,000
Subscription Recievable	29,500	43,500
Additional paid-in capital	9,547,123	8,655,403
Additional paid-in capital Preferred A	99,600	99,600
Accumulated (deficit)	(11,397,551)	(11,225,266)
	(1,620,999)	(2,511,673)
	$1,496,025	$1,008,962

See notes to consolidated financial statements

LitFunding Corp.

Consolidated Statement of Operations

Unaudited

	For the six months ended
	June, 30
	2007	2006

Net Revenue	$164,811	$417,908
Expenses:
Reserve for unsuccessful resolution of lawsuits	$-	$-
General and administrative expenses	284,708	1,349,269
Financing expense	70,000	3,947
Depreciation & Amortization	12,745	12,671
Preferred stock dividend	-	-
Total operating expenses	367,453	1,365,887
Net operating (loss)	(202,642)	(947,979)
Other income (expenses):
Other income	51,633	-
Interest (expense) net of interest income	(71,882)	(14,090)
Rental Income	-	-
Amortization of debt discount	50,606	-
Total other income (expenses)	30,357	(14,090)
Income (Loss) before Income taxes	(172,285)	(962,070)
Income tax (benefit) provision	-	-
Net Income (loss)	$(172,285)	$(962,070)
Weighted average number of
common shares outstanding - basic and fully diluted	30,865,254	19,721,763
Net (loss) per share - basic and fully diluted	$(0.005)	$(0.05)

See notes to consolidated financial statements

LitFunding Corp.

Consolidated Statement of Cash Flows

Unaudited

	For the three months ended
	June 30,
	2007	2006

Cash flows from operating activities
Net income (loss)	$(172,285)	$	(962,070)
Adjustments to reconcile net income to net cash
provided by (used in operating activities)	-		-
Depreciation and amortization	12,745		12,671
Reserve for unsuccessful resolution of lawsuits	-		-
Share-based compensation	243,400		568,981
Changes in assets and liabilities:
Increase (decrease) in account receivables	242,274		(2,790)
Increase (decrease) in other assets	41,699		(44,263)
Increase (decrease) in contingent advances	-		799,825
Notes receivable	(225,000)		(192,840)
Debt discount	-		-
Deferred stock compensation	-		-
Increase (decrease) in accounts payable and accrued expenses	(284,319)		(36,883)
Trade and other claims subject to compromise	-		-
Increase (decrease) in deferred revenue	12,498		(112,498)
Net cash (used in) operating activities	$(128,988)		103,899
Cash flows from investing activities:
Purchase of property and equipment	-		-
Net cash (used in) investing activities	-		-
Cash flows from financing activities:
Cash from issuance of common stock			50,000
Cash from exercise of options & warrants			4,250
Common stock cancellation			(7,000)
Proceeds from notes payable	155,000		31,000
Repayments of notes payable			(170,000)
Proceeds from investor participation borrowings
Principal repayments on capital lease obligations
Value of Warrants issued
Net cash provided by financing activities	$155,000		(91,750)
Increase (decrease) in cash	26,013		12,149
Cash - beginning of period	1,618		7,121
Cash - ending of period	$27,631		$19,270
Supplemental disclosures:
Interest paid	-		14,090
Income taxes paid	$-		$-
Shares issued for services	$243,400		$568,981

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

The Company's primary liabilities are summarized in the following paragraphs:

A. Administrative and Priority Claims. The claims within this class total approximately $287,000 through December 31, 2005. Most of this amount represents the fees and costs payable to the Debtors general insolvency counsel, Winthrop Couchot, P.C. who accepted 200,000 shares of common stock from the company in April 2005 and an additional 100,000 shares in 2005 in part or full payment for the amount. The balance represents sums owed of approximately $9,300 in priority wages owed to two officers of the Debtors. These amounts are not subject to compromise and are included in accounts payable and accrued expenses in the accompanying balance sheet at  June 30 ,2007;

B. Gap Claims. During the period between the filing of the involuntary petition and the date on which LitFunding Nevada's stipulated to the entry of an order for relief, certain claims accrued. Substantially all of these claims accrued in favor of two law firms that were defending LitFunding Nevada against the involuntary filing. The Debtors reached an agreement with these claimants to pay $314,000 over twelve months.  During the three months ended March 31, 2006 the debtor elected to convert $3,676 to 26,250 shares oh the Company’s $.001 par value common stock and $36,881 to a promissory note bearing interest at 8% per annum with a maturity date of August 1, 2006. This note is in default at June 30,2007.

C. Debenture Claims. In calendar years 2002 and 2003 California LitFunding issued debentures to seven individuals, creating approximately two hundred thousand dollars ($200,000) in debt obligations. Included is a $10,000 debenture payable to a related party. On December 11, 2006 Alan Schuchman abandoned his claim on a $10,000 debenture as of June 30,2007 the total debentures outstanding is $190,000. These claims are unsecured and they are undisputed. The Company has been unable to pay the last two interest payments due on December 15, 2006, $9,000 and June 15, 2007, $8,100.  The total interest accrued at June 30, 2007 is $17,812.50.  We have been in contact with the majority of the debenture holders and they have deferred recourse action at this time.

D. Unsecured Claims Other Than Debenture Claims and IEP Claims. During the months ended March 31, 2006, the debtors elected to convert $244,169 to 1,454,108 shares of the Company’s $.001 par value common stock and $64,684 to notes payable with a maturity date of June 15, 2006.  At March 31, 2006 the Company had issued 281,132 and the remaining 1,172,976 shares were issued on April 18, 2006 the Company has recorded a subscription payable of $ 5,000 at June 30, 2007.

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

The remaining bankruptcy liabilities at June 30, 2007 are summarized as follows:

Gap Claims	$ -
Unsecured Creditors and Other	-
Subtotal	-
Debentures	190,000
$ 190,000

Note 3 – Notes Receivable

On October 16, 2006, the Company’s subsidiary, Global Universal Film Group issued LitFunding Corp. its demand promissory note in the amount of $174,000, bearing interest at 6% per annum. The principal and interest are due 180 days after the proposed Spin-off transaction described in the Merger Agreement, only in the event that the Spin-off is affected on or before June 30, 2007.  Because the Spin-off transaction did not occur by such date, the note is nul and void.

On March 5, 2007, we entered into a binding Letter Agreement with Rochester Capital Partners, LP., a Nevada limited partnership (“RCP”) and agreed to issue a total of forty (40) million shares of treasury stock in exchange for $250,000, payable by a promissory note due and payable in full within sixty days.  In June, 2007, the Board of Directors extended the due date of RCP’s promissory to August 1, 2007.  On July 27, 2007, RCP paid the balance of its note in full.

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

Management estimates the net realizable value of contingent advances by periodically reviewing the progress of the cases with the attorneys trying them and past experience with similar cases. Management believes that the Company has historically achieved a success rate of approximately 85% on cases that it has funded. Post reorganization procedures and policies have been implemented and management believes that it will achieve a success rate of no less than 90% on new funding. Management monitors all cases and provides an allowance if it believes that any advances have been impaired. At June 30, 2007 there were contingent advances outstanding of $373,025 and a corresponding impairment allowance of $44,225.

Note 5 - Participation Agreements

Prior to the filing of the involuntary petition on April 2, 2003, the Company raised capital to enable it to engage in the practice of funding the contingent advances by entering into so called IEP agreements. These are considered to be investment/equity participation agreements the nature of which has been redefined and fixed as part of plan of reorganization and the totality of all claims held by the IEP petitioning creditors has been incorporated into the non-recourse Plan Note. The non-recourse Plan Note had an opening balance of $26,111,763 as of May 1, 2004 and as of May 1, 2004 included an approximate $2,000,000 from the cancelled sale of stock and a predetermined retroactive return. The Contract Pool was transferred on December 16, 2004, to the Contract Manager designated by the IEP Claimants. Accordingly, this non-recourse plan note was removed from the balance sheet at December 31, 2004, to reflect the economic reality of that transaction.  As of June 30, 2007, the Company had participation obligations of $699,500.

Note 6 - Debentures

During the years ended December 31, 2002, the Company issued 5-year 9% convertible debentures amounting to $200,000, due January 1, 2007. Included is one debenture due to a related party for $10,000. Interest is due semi-annually on the first day of June and December of each year, commencing June 1, 2003 until fully paid. As part of the plan of reorganization, these debentures have an amended maturity to 2008. At June 30, 2007, the Company had accrued interest totaling $17,812. The Company has not made the December 15, 2006 interest payment of $9,000and the June 15, 2007 interest payment of $8,100. On or about November 20, 2006, the Company obtained a judgment against Alan Schuchman, Mr. Schuchman has abandoned his $10,000 debenture to LitFunding Corp. The outstanding debenture balance at June 30, 2007 is $190,000.

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

Note 7- Debt

Notes payable at June 30, 2007 is comprised of the following:

Note payable to entity, original balance of $36,881 Principal and interest due August 1, 2006. Interest 8% per annum The Note is unsecured. Verbally extended.	29,356

Note payable to entity, original balance of $15,000 due in three monthly installments of $5,000 beginning April 15, 2006. The Note is unsecured. Verbally extended.

Note Payable to entity, original balance 19,181 due in two monthly installments of  $9,590 beginning April 15, 2006. The Note is unsecured. Verbally extended

10,000 9,590

Note payable to entity, original balance of $30,502 due in two monthly installments of $15,251 beginning April 15, 2006. The Note is unsecured Verbally extended.

Note payable to entity, original balance of $32,187 due in two monthly installments of $16,093 beginning April 15, 2006. The Note is unsecured Verbally extended

15,251 6,063

Note payable due June 30,2007.  Face amount of $30,000, interest at 12% per annum, the note is unsecured.

Note payable due December 31,2008. Face amount of $145,000, interest at 6% per annum, the note is unsecured.

Note payable due December 31,2007. Face amount of $3,000, interest at 6% per annum, the note is unsecured.

30,000 145,000 3,000

Notes payable with no due dates.  Face amount $3,000, interest at 6% and $2,500, interest at 6%.

Note payable due date of May 22, 2008. Interest at 6% face amounts totaling $15,000, Note unsecured. Convertible into GULF stock at $.50 or LFDG at market

Note payable due date of June 7, 2008. Interest at 6% face amounts totaling $40,000, Note unsecured. Convertible into GULF stock at $.50 or LFDG at market

Note payable due date of June 14, 2008. Interest at 6% face amounts totaling $55,000, Note unsecured. Convertible into GULF stock at $.50 or LFDG at market

Note payable, maturity December 30, 2011. Interest rate at 9.9%

5,500 15,000 40,000 55,000 11,920

Note payable face amount $100,000, at 2% per month due May 13, 2007. Note unsecured. Verbally extended.

Note payable with two-year extension, due November 1, 2008. Face amount $500,000 interest at 10% per annum.

100,000 500,000
Notes payable with no specified due dates. Notes unsecured	311,451
Total	$1287,131

Note 8 – Stockholders’ Equity

Common Stock

On March 7, 2006 the Company issued 40,000,000 shares of its $.001 par value common stock to Rochester Capital Partners LP $0.00625 per share for a note receivable totaling $250,000.

In March 2007, the Company issued 9,700,000 shares of its $.001 par value common stock for services valued at $469,000 the fair value of the underlying shares.

On May 3, 2007 an Administrative Stop was placed on certificate 992 representing 21 million shares of common stock issued to Lehars Handlels Ges M.b.H.(“lehara”) on March 7, 2007. The Administrative Stop is issued for breach of the agreement for payment by virtue of the failure to pay for the shares. In July, 2007, the shares were returned by Lehars and subsequently issued to RCP.

On May 7, 2007 Board of Directors gave unanimous written consent to an increase in the number of authorized shares of capital stock. The Corporation is now authorized to issue two hundred fifty million shares of its capital stock, of witch two hundred thirty million shares are designated as Common Stock and twenty million shares are designated as Preferred Stock. The Directors believe that an increase in the number of authorized shares of capital stock will enable the Corporation to effect several proposed acquisitions intended to bring needed capital surplus into the corporation.

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

On May 17, 2007, we issued 1,250,000 shares of our restricted commons stock to Morton Reed for accrued salary of $175,000. Mr. Reed transferred the shares to Rochester Capital partners LP.

On May 21, 2007, we authorized the issuance of 500,000 restricted shares of common stock to Imperial Capital Holdings for the extension of a $30,000 note. The shares should have been unrestricted pursuant to the SB-2 Registration filed on May 24, 2007.

On May 21, 2007, we issued 500,000 restricted shares of our commons stock to Gary Rasmussen for consulting services rendered to the Company. The shares were to be unrestricted pursuant to the SB-2 Registration filed on May 24, 2007.

On May 21, 2007, we issued 150,000 restricted shares of our commons stock to Morton Reed for services rendered to the Company as a Board Member.

On May 21, 2007, we issued 150,000 restricted shares of our commons stock to Stanley Weiner for services rendered to the Company as a Board Member.

On May 21, 2007, we issued 50,000 restricted shares of our commons stock to Dennis Johnson for services rendered to the Company as a Board Member.

On May 21, 2007, we issued 150,000 restricted shares of our commons stock to Terry Gabby our CFO as a bonus for past service contributions.

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

Spin-off Rights.  At the election of a majority in interest of the Series B Preferred Stock, Global Universal Film Group shall be spun off to the holders of the Series B Preferred Stock, with 90% of such shares in Global Universal Film Group being issued, pro rata to the holders of the Series B Preferred Stock, and 10% being issued and distributed to the shareholders of the Company Common Stock on a pro-rata basis. In October, 2006, the Company entered into an amendment whereby the management fee of $200,000 would be waived in full if the Spin-off was not effected on or before June 30, 2007. Further, the Company agreed that the amount of Global Universal stock issued to LitFunding shareholders would be reduced to 5%, from 10%, in the event the Spin-off did not occur by June 30, 2007.

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

Note 10 – Warrants and Options

During the six months ended June 30, 2007, no options or warrants were issued by the Company.

Options and Warrants Exercised

During the six months ended June 30, 2007, no warrants were exercised.  There were no options exercised during the period.

The summary of activity for the Company's stock options/warrants is presented below:

	Six months June 30, 2007	Weighted Average Exercise Price

Options/warrants outstanding at December 31, 2006	6,010,750	$0.42
Granted	-	-
Exercised	-	-
Terminated/Expired	-	-
Options/warrants outstanding at end of period	6,010,750	$0.42
Options/warrants exercisable at end of period	6,010,750	$0.42
Price per share of options outstanding	$0.01-$7.00	-
Weighted average remaining contractual lives	2.01 years	-
Weighted average fair value of options granted during the period	$0.49	-

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

On June 11,2007 an Amendment Agreement was made to the Andrew Green $500,000 note dated December 9, 2004 assigned by Andrew Green to Polymer Global Holdings, inc.  The notes due date was extended to June 15, 2008. Interest to begin accruing from June 15, 2007 and continue at the rate of    10% per annum, simple interest until June 15, 2008.  Stanley Weiner is the Secretary of Polymer Global holdings, Inc. and is our Vice-President of Finance and a board member.

On July 10, 2007 Stanley Weiner advanced $5,000 to LitFunding Corporation. A promissory note was made documenting this transaction. The due date is December 31, 2007. Interest is at the rate of 6% simple interest per annum. Stanley Weiner is our Vice -President of Finance and a board member.

Note 12 - Subsequent Events

In late June, 2007, through July 2007, the Company’s wholly-owned subsidiary Global Universal Film Group applied for, and received from the State of Louisiana, pre-certification of tax credits totaling about $20 Million.  These tax credits can be applied towards 25% of the total production budget of seven films that Global Universal intends to make within the next twelve months. At the end of production of each film, an audit is conducted to ascertain the exact amount spent on the film within the State of Louisiana. The State will then issue a final tax credit equal to 25% of the amount spent.  On June 9, 2007, Global Universal was issued a total of $11,600,000 in pre-certification tax credits for the production of two films.  In July 2007, an additional $8,620,000 of tax credits were issued to Global Universal by the State of Louisiana.

On July 10, 2007 Stanley Weiner advanced $5,000 to LitFunding Corporation. A promissory note was made documenting this transaction. The due date is December 31, 2007. Interest is at the rate of 6% simple interest per annum. Stanley Weiner is our Vice -President of Finance and a board member

On July 5, 2007 the board of directors authorized the issuance of 1,250,000 shares of restricted common stock to Winthrop Couchot pursuant to their agreement to eliminate the fee claim of $313,732.

On July 16,2007 the board of directors authorized the reinstatement and/or extension of options and warrants that had been issued to Stanley Weiner, Vice-President, of Finance and Morton Reed, Chief Operating Officer of LitFunding Corp.. Both are board of directors of LitFunding Corp.  Most of these options and warrants were assigned to there family members.  The total options extended are 2,112,500 and the total warrants is1, 175,000.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Throughout this Quarterly Report references to “we”, “our”, “us”, “LitFunding”, “the Company”, and similar terms refer to LitFunding Corp.

OVERVIEW AND OUTLOOK

On March 5, 2007, we entered into a binding Letter Agreement with Rochester Capital Partners, LP., a Nevada limited partnership (“RCP”) and agreed to issue a total of forty (40) million shares of treasury stock in exchange for $250,000, payable by a promissory note due and payable in full within sixty days. In addition, RCP agreed to purchase up to 11 million shares of our common stock directly from Morton Reed, our Chief Executive Officer, for consideration of $65,000.  Also, RCP agreed to provide the Company additional funding either directly, or through third parties, of up to $180,000, for which it may acquire up to an additional five million shares of common stock. The Transaction was unanimously approved by our Board of Directors at a meeting held on February 22, 2007.  As of June 30, 2007, the Board of Directors agreed to extend the maturity date of RCP’s note until August 1, 2007.  On July 27, 2007, RCP completed payment of the entire amount owed on the note.  All references to said Letter Agreement herein are qualified in their entirety by reference to the actual Letter Agreement, a copy of which was filed as Exhibit 10.1 to a Form 8-K filed by LitFunding on March 7, 2007.

RCP is a Nevada limited partnership controlled by Gary Rasmussen as its General Partner. The limited partners of RCP are family members of Mr. Rasmussen. Gary Rasmussen has been a consultant to the Company for the past several years and will continue as such in the foreseeable future.

In March, 2006, we acquired two wholly owned subsidiaries, Global Universal Film Group, Inc. (“Global Universal”), an early stage developer, producer and distributor of “niche” films, related books, and music rights and Easy Money Express, an internet-based, loan company. Both of these entities are at a nascent stage in their development and have not yet produced any revenues. It is management’s plan to develop Easy Money Express as our core business, and to spin-off Global Universal as a separately traded corporation, for which we had received notes totaling $26,000 to be applied towards a management fee of $200,000. Additionally, the Company was to receive 10% of their shares of common stock of Global Universal upon completing the spin-off transaction. In the even the spin-off transaction was not completed by June 30, 2007, the management fee would be waived and the amount of shares of Global Universal received by the Company would be reduced to 5%, rather than 10%.  Because the Spin-off transaction did not occur by June 30th, the $200,000 management fee was waived and the $26,000 in notes received from Global Universal were acquired by RCP in July and applied towards the balance of its $250,000 due the Company in connection with RCP’s acquisition of stock.

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

At June 30, 2007, we estimate that the principle and fee expected on the open and unresolved cases is approximately $1.3 million.

Results of Operations

The following overview provides a summary of key information concerning our financial results for the second quarter of 2007 and 2006.

Revenues

	Three Months Ended June 30,		Increase (Decrease)
	2007	2006	$	%

Net Revenue	$ 69,949	$ 226,369	$(156,420)	(69.1)%

Revenue: Total revenue was $69,949 and $226,369 for the three months ended June 30, 2007 and 2006, respectively. Our decrease in revenue of $156,420 is due to several previously funded cases not settling during the quarter. Our operating cycle is typically longer than one year for funded cases to generate revenue. We cannot guarantee with certainty when we will generate revenue sufficient to fund ongoing operations. Our future revenues will be reliant on the ability to fund future cases which require shorter periods of funding and strong collection efforts on funded cases as they are resolved.

Operating expenses

	Three Months Ended June 30,		Increase (Decrease)
	2007	2006	$	%

Reserve for unsuccessful resolution of lawsuits	$ -	$ -	$ -	-
General and administrative expenses	133,505	779,941	(646,436)	(82.8)%
Financing expense	70,000	-	70,000	100%
Depreciation and amortization	6,524	6,092	358	5.8%
Preferred stock dividend	-	-	-	-
Total operating expenses	$210,029	$786,033	$(576,004)	(73.3)%

Total operating expenses for the three month period ended June 30, 2007 decreased by $576,004 over the three month period ended June 30, 2006 because of our efforts to reduce payroll costs and all expenses in the General and Administrative expenses.

Other income (expense)

	Three Months Ended June 30,		Increase (Decrease)
	2007	2006	$	%
Other income	$ -	$ -	$ -
Other income	51,633	769	50,864	6614.0%
Interest (expense)	(34,834)	(2,679)	32,155	1200.00%
Rental income
Amortization of debt discount	50,606		50,606	100%
Total other income (expense)	$ 67,405	(1,910)	$ 69,315	3629.00%

Other income was $50,864 higher in the three month period ended June 30, 2007 than the three month period ended June 30, 2006 because we were able to negotiate several vender and legal fee discounts.

Our interest expense was $32,155 higher in the three month period ended June 30, 2007 than the three month period ended June 30, 2006 because we increased short term interest bearing debt.

Net (loss)

	Three Months Ended June 30,		Increase (Decrease)
	2007	2006	$	%

Net (loss)	$ (72,675)	(561,574)	$ (488,899)	(87.0)%

Our net loss was $488,899 lower in the three month period ended June 30, 2007 as compared to the three months ended June 30, 2006 because our cost cutting efforts became more effective as reflected by General and Administrative expenses being substantially reduce.  Until we can increase sales we will continue to have net losses.

Results of Operations

The following overview provides a summary of key information concerning our financial results for the first and second quarter of 2007 and 2006.

Revenues

	Six Months Ended June 30,		Increase (Decrease)
	2007	2006	$	%

Net Revenue	$ 164,811	$ 417,908	$ (253,097)	(60.5)%

Revenue: Total revenue was $164,811 and $417,9908 for the six months ended June 30, 2007 and 2006, respectively. Our decrease in revenue of $253,097 is due to several previously funded cases not settling during the period. Our operating cycle is typically longer than one year for funded cases to generate revenue. We cannot guarantee with certainty when we will generate revenue sufficient to fund ongoing operations. Our future revenues will be reliant on the ability to fund future cases which require shorter periods of funding and strong collection efforts on funded cases as they are resolved.

Operating expenses

	Six Months Ended June 30,		Increase (Decrease)
	2007	2006	$	%

Reserve for unsuccessful resolution of lawsuits	$ -	$ -	$ -	-
General and administrative expenses	284,708	1,349,269	(1,064,561)	(78.9)%
Financing expense	70,000	3,947	66,053	1673.0%
Depreciation and amortization	12,745	12,671	74.01%
Total operating expenses	$ 367,453	$ 1,365,887	$ (998,434)	(73.1)%

Total operating expenses for the six month period ended June 30, 2007 decreased by $998,434 over the six month period ended June 30, 2006 because of our efforts to reduce payroll costs and all expenses in the General and Administrative expenses.

Other income (expense)

	Six Months Ended June 30,		Increase (Decrease)
	2007	2006	$	%
Other income	$ 51,633		$ 51,633	100%
Interest (expense)	(71,882)	(14,090)	57,792	4.01%
Rental income
Amortization of debt discount	50,606		50,606	100%
Total other income (expense)	$ 30,357	(14,090)	$ 44,447	315.00%

Other income was $51,633 higher in the three month period ended June 30, 2007 than the three month period ended June 30, 2006 because we were able to negotiate several vender and legal fee discounts.

Our interest expense was $57,792 higher in the six month period ended June 30, 2007 than the six month period ended June 30, 2006 because we increased short term interest bearing debt.

Net (loss)

	Six Months Ended March 31,		Increase (Decrease)
	2007	2006	$	%

Net (loss)	$ (172,285)	962,070)	$(789,785)	(82.09)%

   Our net loss was $789,785 lower in the six month period ended June 30, 2007 as compared to the six months ended June 30, 2006 because our cost cutting efforts continue to be effective as reflected by General and Administrative expenses being substantially reduce.  Until we can increase fees we will continue to have net losses.

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

We have cash of approximately 27,631 as of June 30, 2007. In the opinion of management, available funds will not satisfy our working capital requirements for the next twelve months. Nevertheless, our reorganization plan does provide for sufficient revenue to sustain operations.

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

On March 5, 2007, we entered into a binding Letter Agreement with Rochester Capital Partners, LP., a Nevada limited partnership (“RCP”) and agreed to issue a total of forty (40) million shares of treasury stock in exchange for $250,000, payable by a promissory note due and payable within sixty days. As of July, 2007, RCP has paid the note in full. In addition to the $250,000, the RCP has agreed to purchase up to 11 million shares from Morton Reed, our Chief Executive Officer, and to provide additional funding of up to $180,000, either directly or from third parties, for which it may acquire up to an additional five million shares of common stock. The Transaction was unanimously approved by our Board of Directors at a meeting held on February 22, 2007.

In March, 2007, we issued 8,000,000 shares to Morton Reed, our Chief Executive Officer, in exchange for $350,000 in back salary. Pursuant to the terms of the Letter Agreement with RCP, Dr. Reed immediately sold these shares to RCP for consideration of $65,000.

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

In March, 2006, we acquired two wholly owned subsidiaries, Global Universal Film Group, Inc. (“Global Universal”), an early stage developer, producer and distributor of “niche” films, related books, and music rights and Easy Money Express, an internet-based, loan company. Both of these entities are at a nascent stage in their development and have not yet produced any revenues. It is management’s plan to develop Easy Money Express as our core business, and to spin-off Global Universal as a separate, publicly traded corporation, for which we have received an advance of $26,000 in the form of a promissory note due Global Universal, and expected to receive a management fee of $200,000, plus 10% of their shares of common stock upon completing the spin-off transaction. In October, 2006, the Company was unable to effect the Spin-off in a timely fashion. Therefore, we agreed with Global Universal that in the event we were still unable to effect the spin-off transaction on or before June 30, 2007, the balance of the management fee (i.e., $174,000) will be waived, the $26,000 in advances will be returned, and we will be entitled to receive only 5% of their shares at spin-off, rather than 10%. Because the spin-off did not occur by June 30, 2007, in July, the $26,000 in notes due Global Universal were acquired by RCP and applied towards its $250,000 note due to the Company in connection with its acquisition of a controlling interest of our common stock.

In June, 2007, Global Universal received a total of $110,000 proceeds from the issuance of three one-year convertible promissory notes. These notes bear simple interest at a rate of 6% per annum and are convertible into either Global Universal stock at a price of $.50 per share, or, at the option of the holder, into LitFunding stock at the current market value at the time of conversion.

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

Because the foregoing agreements were not executed or performed on in a timely fashion, we agreed with Imperial and Brewer Financial Services to enter into new agreements on July 28, 2006, upon substantially similar terms. Imperial received a fee in the form 504,000 shares of our common stock as compensation for our failure to file a registration statement on a timely basis.  The registration statement has now been filed and was declared effective on June 5, 2007.

Satisfaction of our cash obligations for the next 12 months.

As of June 30, 2007, our cash balance was $27,631.  Over the next twelve months we believe that existing capital and anticipated funds from operations will not be sufficient to sustain operations and planned expansion.  Our plan for satisfying our cash requirements for the next twelve months is through additional equity, third party financing, and/or traditional bank financing.  We intend to make appropriate plans to insure sources of additional capital in the future to fund growth and expansion through additional equity or debt financing or credit facilities. No assurance can be made that such financing would be available, and if available it may take either the form of debt or equity.  In either case, the financing could have a negative impact on our financial condition and our Stockholders.

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

Consultants

Gary A. Rasmussen.  On December 13, 2005, we entered into a consulting agreement with Mr. Rasmussen, wherein Mr. Rasmussen agreed to provide us with advice and general consultation in the areas of management, marketing and financing, and for such other consulting services as we may mutually agree upon.  We agreed to compensate Mr. Rasmussen a fixed, monthly retainer fee in the amount of $4,000, of which the first payment shall be due and owing upon the execution of the agreement, and subsequent payments shall be due on each monthly anniversary date thereafter.  Additionally, we agreed to pay Mr. Rasmussen a fee equal to 1% of the gross dollar amount of any equity line of credit commitment received from Mr. Rasmssen’s sources.  The term of the agreement is for 36 months from the date of execution and will continue on a month-to-month basis until either party elects to terminate the agreement.  Mr. Rasmussen’s consulting arrangement is conducted through his partnership, Rochester Capital Partners.

Premier Media Services Inc. On June 14, 2007,we entered into a consulting agreement with Premier Media Service Inc. to provide financial consulting services relating to the following matters: rendering advice and assistance to the Company in connection with preparation of its annual and interim reports and press releases and; advising the company with respect to financial public relations. The contract is for a six month duration with an option for the Company to terminate at the end of the first thirty days if it is dissatisfied with Premier’s services. The Company notified the president of Premier that it was, indeed, dissatisfied with their services and cancelled the agreement.  The compensation under the consulting contract called for a monthly fee of $6,000 and 100,000 newly issued restricted common stock to be issued as earned on a monthly, pro-rata basis over the initial six-month term of the agreement.

Trombly Business Law.  In June of 2007, we entered into a retainer agreement for legal services from Amy Trombly of Trombly Business Law.  The agreement called for an initial retainer of $3,000, which we paid for in the form of 25,000 shares of our common stock registered on Form S-8.

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

Since our inception we have not been profitable and have lost money on both a cash and non-cash basis.  For the six months ended June 30, 2007, we incurred net losses of $172,285. Our accumulated deficit at the end of June 30, 2007 was $11,397,551. Future losses are likely to occur, as we are dependent on spending money to pay for our operations. No assurances can be given that we will be successful in reaching or maintaining profitable operations.  Accordingly, we may experience liquidity and cash flow problems.  If our losses continue, our ability to operate may be severely impacted or alternatively we may be forced to terminate our operations.

We are subject to a working capital deficit, which means that our current assets on June 30, 2007 were not sufficient to satisfy our current liabilities and, therefore, our ability to continue operations is at risk.

We had a working capital deficit for the six months ended June 30, 2007 which means that our current liabilities exceeded our current assets on June 30, 2007 by $1,865,472.  Current assets are assets that are expected to be converted to cash within one year and, therefore, may be used to pay current liabilities as they become due. Our working capital deficit means that our current assets on June 30, 2007 were not sufficient to satisfy all of our current liabilities on June 30, 2007.  If our ongoing operations do not begin to provide sufficient profitability to offset the working capital deficit, we may have to raise capital or debt to fund the deficit or curtail future operations.

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

.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On March 7, 2007 we issued 40,000,000 shares of our restricted common stock to Rochester Capital Partners, LP. (RCP), pursuant to its agreement with the Company dated March 5, 2007, for a $250,000 note payable as consideration. Of the 40 million shares, 21 million shares was assigned by RCP to Lehars Ges., M.b.H., an Austrian corporation located in Graz, Austria (“Lelars”), pursuant to a agreement between RCP and Lehars. The balance of 19 million shares were issued directly to RCP. Lehars defaulted on its obligations to RCP and, in July, 2007, Lehars returned the 21 million shares to RCP, which were then reissued by the Company to RCP. The foregoing description of the transaction between the Company and RCP is qualified in its entirety by reference to the Company’s current report on Form 8-K filed on March 7, 2007.

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

On May 17, 2007, we issued 1,250,000 shares of our restricted commons stock to Morton Reed for accrued salary of $175,000. Mr. Reed transferred the shares to Rochester Capital partners LP.

On May 21, 2007, we authorized the issuance of 500,000 restricted shares of common stock to Imperial Capital Holdings for the extension of a $30,000 note. The shares should have been unrestricted pursuant to the SB-2 Registration filed on May 24, 2007.

On May 21, 2007, we issued 500,000 restricted shares of our commons stock to Gary Rasmussen for consulting services rendered to the Company. The shares were to be unrestricted pursuant to the SB-2 Registration filed on May 24, 2007.

On May 21, 2007, we issued 150,000 restricted shares of our commons stock to Morton Reed for services rendered to the Company as a Board Member.

On May 21, 2007, we issued 150,000 restricted shares of our commons stock to Stanley Weiner for services rendered to the Company as a Board Member.

On May 21, 2007, we issued 50,000 restricted shares of our commons stock to Dennis Johnson for services rendered to the Company as a Board Member.

On May 21, 2007, we issued 150,000 restricted shares of our commons stock to Terry Gabby our CFO as a bonus for past service contributions.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

On February 20,2007 we terminated the CardMart  USA, Inc. Letter Agreement as CardMart was unable to meet the terms and conditions set forth in the Letter Agreement.

On June 27, 2007 the board of directors of LitFunding Corp., a Nevada corporation (the “Registrant”), by unanimous vote, have dismissed the appointed director Dennis H. Johnston, for cause. Mr. Johnston has failed to attend several director meetings and has not complied with securities regulations requiring him to report his holdings of our common stock on Form 3, or any changes on Form 4. Although Mr. Johnston was offered an opportunity to resign, he has failed to respond. His termination was effective June 27, 2007.

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

LITFUNDING CORP.
(Registrant)
Date: August 20, 2007	By:	/s/ Terry Gabby
Terry Gabby
Chief Financial Officer (On behalf of the registrant and as principal accounting officer)