Form 10QSB
period 2007-09-30
LITFUNDING CORP
filed 2007-11-19
CIK 1142488

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

☒

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  September 30, 2007

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

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

The number of shares of Common Stock, $0.001 par value, outstanding on September 30, 2007, was 84,413,902 shares.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

LITFUNDING CORP.

CONSOLIDATED BALANCE SHEET

	September 30,	December 31,
	2007	2006
	(unaudited)	(audited)
Assets
Current assets:
Cash and cash equivalents	$9,833	$1,618
Accounts receivable, net	183,153	30,760
Contingent advances less reserves for unsuccessful
resolution of lawsuits	417,250	398,025
Note receivable		174,000
Total current assets	610,236	604,403
Fixed assets, net	25,623	44,237
Total fixed assets	25,623	44,237
Other assets
Books, TV and Movie Rights	191,850	360,332
Security Deposits	15,976
Other assets	17,195	360,332
Total other assets	225,021	360,332
Total assets	$860,880	$1,008,972

Liabilities and Stockholders' Equity
Liabilities not subject to compromise
Accounts payable	$181,667	$832,071
Accrued expenses	158,484	385,586
Deferred revenue	4,174	216,672
Notes payable	132,283	1,171,806
Investor participation obligations	699,500	724,500
Total current liabilities not subject to compromise	1,176,108	3,330,635
Liabilities subject to compromise
Trade and miscellaneous claims
Debentures	190,000	190,000
Total liabilities subject to compromise	190,000	190,000
Total liabilities	1,366,108	3,520,635

LITFUNDING CORP.

CONSOLIDATED BALANCE SHEET

(continued)

Stockholders' equity:
Series A Convertible preferred Stock, par value $0.001,
20,000,000 shares authorized, 800,000 shares issued and outstanding		400
Series B Convertible preferred stock, par value $0.001,
1,500,000 shares authorized, 1,500,000 shares issued and outstanding	1,500	1,500
Common stock, $0.001 par value, 230,000,000 shares
authorized, 84,413,902 and 28,988,902 shares issued and
outstanding at September 30, 2007 and December 31, 2006, respectively	84,414	28,988
Shares authorized & unissued		12,000
Stock purchased unissued	925,242
Subscription Payable		5,000
Subscription Receivable		43,500
Additional paid-in capital	9,986,795	8,655,403
Additional paid-in capital Preferred A		99,600
Accumulated (deficit)	(11,501,111)	(11,225,266)
	(504,194)	(2,511,673)
	$860,880	$1,008,962

See notes to consolidated financial statements

LITFUNDING CORP

STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended		For the nine months ended
	September 30,		September 30,
	2007	2006	2007	2006

Net Revenue	$19,200	$-	$184,011	$656,580
Expenses:
Reserve for unsuccessful resolution of lawsuits	-	-	-
General and administrative expenses	435,169	299,389	719,877	1,446,161
Financing expense		47,880	70,000	47,880
Depreciation & Amortization	6,524	-	19,269	-
Total operating expenses	441,693	341,818	809,146	1,494,041
Net operating (loss)	(422,491)	(341,818)	(625,135)	(837,461)
Other income (expenses):
Other income (expense)	2,314	-	53,947
Interest (expense) net of interest income	(26,843)	(11,252)	(94,099)	(48,240)
Rental Income	-	-	-	-
Amortization of debt discount	-	15,000	50,606	15,000
Total other income (expenses)	(24,529)	3,748	10,454	(33,240)
Income (Loss) before Income taxes	(447,020)	(338,070)	(900,701)	(870,701)
Gain on debt restructuring	338,836		338,836
Income tax (benefit) provision	-	-	-	-
Net Income (loss)	$(108,184)	$(338,070)	$(275,845)	$(870,701)
Weighted average number of
common shares outstanding - basic and fully diluted	81,899,129	26,854,044	32,131,556	22,485,619
Net (loss) per share - basic and fully diluted	$(0.001)	$(0.01)	$(0.01)	$(0.04)

LITFUNDING CORP.

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	For the nine months ended
	September 30,
	2007		2006
Cash flows from operating activities
Net income (loss)		$(275,845)		$(900,701)
Adjustments to reconcile net income to net cash
provided by (used in operating activities)
Depreciation and amortization		19,269		18,442
Reserve for unsuccessful resolution of lawsuits
Share-based compensation		262,900		568,981
Changes in assets and liabilities:
Increase (decrease) in account receivables		(152,393)		(2,790)
Increase (decrease) in other assets		135,311		71,843
Increase (decrease) in contingent advances		17,225		670,275
Notes receivable		(174,000)		(73,161)
Debt discount
Deferred stock compensation
Increase (decrease) in accounts payable and accrued expenses		(837,941)		(127,897)
Trade and other claims subject to compromise
Increase (decrease) in deferred revenue		(212,498)		(112,498)
Net cash (used in) operating activities		$(1,217,972)		112,490
Cash flows from investing activities:
Purchase of property and equipment
Net cash (used in) investing activities
Cash flows from financing activities:
Cash from issuance of common stock				50,000
Cash from exercise of options & warrants
Common stock cancellation				(7,000)
Proceeds from notes payable				31,000
Repayments of notes payable		1,039,523		(170,000)
Proceeds from investor participation borrowings				702,500
Principal repayments on capital lease obligations
Value of Warrants issued		189,900
Net cash provided by financing activities		$1,229,423		1,517,050
Increase (decrease) in cash		11,451		(251,575)
Cash - beginning of period		1,618		341,522
Cash - ending of period		$9,833		$89,947
Supplemental disclosures:
Interest paid				13,275
Income taxes paid	$		$
Shares issued for services		4,875,000		568,981

See notes to consolidated financial statements

LITFUNDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Basis of Presentation

The condensed interim financial statements included herein, presented in accordance with United States generally accepted accounting principles and stated in US dollars, have been prepared by Litfunding Corp. (the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures are adequate to make the information presented not misleading.

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

The Company incorporated in the State of Nevada on July 11, 1996 as RP Entertainment, Inc., The Company changed its name to LitFunding Corp. in February 2003. The Company has three wholly-owned subsidiaries:

Global Universal Film Group, Inc. (“Global Universal”), an early stage developer, producer and distributor of “niche” films, related books, and music rights,

Easy Money Express, an internet-based, loan company.

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

As a result of the foregoing litigation, the Company was placed into a protective Chapter 11 proceeding effective November 19, 2003. The costs of litigating the merits of the involuntary petition, and the financial impact of the pending involuntary, so materially damaged both the LitFunding Corp. and California LitFunding that it ultimately became necessary for both companies to enter into Chapter 11. Accordingly, California LitFunding entered into a Chapter 11 proceeding on January 26, 2004.

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

As a result of the transfer of the contract pool to the IEP claimants effective in December 2004, the Company recorded an extraordinary gain for the removal of the associated obligation and assets.

The Company's primary liabilities are summarized in the following paragraphs:

A.

None

B. Gap Claims. During the period between the filing of the involuntary petition and the date on which LitFunding Nevada's stipulated to the entry of an order for relief, certain claims accrued. Substantially all of these claims accrued in favor of two law firms that were defending LitFunding Nevada against the involuntary filing. The Debtors reached an agreement with these claimants to pay $314,000 over twelve months.  During the three months ended March 31, 2006 the debtor elected to convert $3,676 to 26,250 shares oh the Company’s $0.001 par value common stock and $36,881 to a promissory note bearing interest at 8% per annum with a maturity date of August 1, 2006. This note was converted on September 28, 2007 for 545,412 shares of common stock.

C. Debenture Claims. In calendar years 2002 and 2003 California LitFunding issued debentures to seven individuals, creating approximately $200,000 in debt obligations. Included is a $10,000 debenture payable to a related party. On December 11, 2006 Alan Schuchman abandoned his claim on a $10,000 debenture as of September 30, 2007 the total debentures outstanding is $190,000. These claims are unsecured and they are undisputed. The Company has been unable to pay the last two interest payments due on December 15, 2006, $9,000 and June 15, 2007, $8,100.  The total interest accrued at September 30, 2007 is $22,800.  We have been in contact with the majority of the debenture holders and they have deferred recourse action at this time.

D. Unsecured Claims Other Than Debenture Claims and IEP Claims. During the months ended March 31, 2006, the debtors elected to convert $244,169 to 1,454,108 shares of the Company’s $0.001 par value common stock and $64,684 to notes payable with a maturity date of June 15, 2006.  At March 31, 2006 the Company had issued 281,132 and the remaining 1,172,976 shares were issued on April 18, 2006.

E. IEP Claims. Pursuant to the Settlement Agreement entered into by and between The Company and the IEP petitioning creditors, each and every claim held by the IEP petitioning creditors has been fixed in the Plan. The totality of all claims held by the IEP petitioning creditors has been incorporated into the non-recourse Plan Note. The Plan Note had an opening balance of $26,111,763. This obligation was relieved in connection with the transfer of the Contract Pool to the IEP Creditors in December 31, 2004.

F. The Plan presented for confirmation incorporates both a business plan, and a legal framework for the payment of claims. The business plan sets forth how The Company intends to generate the funds necessary to meet the monetary obligations fixed in the Plan. The legal framework details what each class of creditors will receive under the terms of the Plan.

G. The business plan incorporated into the Plan is designed to accomplish two core objectives. The first core objective is to maximize the funds collected to be collected. The second core objective is to essentially restart The Company's business model by raising and investing additional capital in new lawsuits.

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

The remaining bankruptcy liabilities at September 30, 2007 are summarized as follows:

Gap Claims	$-
Unsecured Creditors and Other	-
Subtotal	-
Debentures	190,000
$190,000

Note 3 – Notes Receivable

On October 16, 2006, the Company’s subsidiary, Global Universal Film Group, issued the Company its demand promissory note in the amount of $174,000, bearing interest at 6% per annum. The principal and interest are due 180 days after a proposed Spin-off transaction, only in the event that the Spin-off is affected on or before June 30, 2007.  Because the Spin-off transaction did not occur by such date, the Note is null and void.

On March 5, 2007, the Company entered into a binding Letter Agreement with Rochester Capital Partners, LP, a Nevada limited partnership and agreed to issue a total of 40 million shares of treasury stock in exchange for $250,000, payable by a promissory note due and payable in full within sixty days.  In June 2007, the Board of Directors extended the due date of Rochester Capital’s promissory note to August 1, 2007.  On July 27, 2007, Rochester Capital paid the balance of its note in full.

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

Management estimates the net realizable value of contingent advances by periodically reviewing the progress of the cases with the attorneys trying them and past experience with similar cases. Management believes that the Company has historically achieved a success rate of approximately 85% on cases that it has funded. Post reorganization procedures and policies have been implemented and management believes that it will achieve a success rate of no less than 90% on new funding. Management monitors all cases and provides an allowance if it believes that any advances have been impaired. At September 30, 2007 there were contingent advances outstanding of $417,250 and a corresponding impairment allowance of $44,225.

Note 5 - Participation Agreements

Prior to the filing of the involuntary petition on April 2, 2003, the Company raised capital to enable it to engage in the practice of funding the contingent advances by entering into so called IEP agreements. These are considered to be investment/equity participation agreements the nature of which has been redefined and fixed as part of plan of reorganization and the totality of all claims held by the IEP petitioning creditors has been incorporated into the non-recourse Plan Note. The non-recourse Plan Note had an opening balance of $26,111,763 as of May 1, 2004 and as of May 1, 2004 included an approximate $2,000,000 from the cancelled sale of stock and a predetermined retroactive return. The Contract Pool was transferred on December 16, 2004 to the Contract Manager designated by the IEP Claimants. Accordingly, this non-recourse plan note was removed from the balance sheet at December 31, 2004, to reflect the economic reality of that transaction.  As of September 30, 2007, the Company had participation obligations of $699,500.

The participation obligation notes held by the investing partners are contractually paid back only when the case or cases that the proceeds of the notes were used to fund are won. The notes are paid only from the funds of the specific cases they funded. If a case is lost the funds that were disbursed from a specific note are lost to the investor holding the note.

Note 6 - Debentures

During the years ended December 31, 2002, the Company issued 5-year 9% convertible debentures amounting to $200,000, due January 1, 2007. Included is one debenture due to a related party for $10,000. Interest is due semi-annually on the first day of June and December of each year, commencing June 1, 2003 until fully paid. As part of the plan of reorganization, these debentures have an amended maturity to 2008. At September 30, 2007, the Company had accrued interest totaling $22,800. The Company has not made the December 15, 2006 interest payment of $9,000 and the June 15, 2007 interest payment of $8,100. On or about November 20, 2006, the Company obtained a judgment against Alan Schuchman.  Mr. Schuchman has abandoned his $10,000 debenture to the Company. The outstanding debenture balance at September 30, 2007 is $190,000.

The registered holders of the debentures have the right, after one year prior to maturity, to convert the principal at the original conversion price of $10 for one common share or at the adjusted conversion price. If, any time after the date this debenture was issued, the Company issues or sells any share of common stock for a consideration per share less than the initial conversion rate, then upon such issue or sale, the initial conversion rate shall be reduced to the lowest net price per share at which such share of common stock has been issued. The debentures are subordinated to all the senior indebtedness, including debts under equity participation agreements.

Note 7- Debt

Notes payable at September 30, 2007 are comprised of the following:

Note payable to entity, original balance of $15,000 due in three monthly installments of $5,000 beginning April 15, 2006. The Note is unsecured. Verbally extended.	10,000

Note Payable to entity, original balance 19,181 due in two monthly installments of $9,590 beginning April 15, 2006. The Note is unsecured. Verbally extended.	9,590

Note payable to entity, original balance of $30,502 due in two monthly installments of $15,251 beginning April 15, 2006. The Note is unsecured. Verbally extended.	15,251

Note payable to entity, original balance of $32,187 due in two monthly installments of $16,093 beginning April 15, 2006. The Note is unsecured. Verbally extended.	6,063

Note payable due June 30, 2007. Face amount of $30,000, interest at 12% per annum, the note is unsecured.	30,000

Note payable due December 31, 2007. Face amount of $3,000, interest at 6% per annum, the note is unsecured.	3,000

Note payable, maturity December 30, 2011. Interest rate at 9.9%.	11,920

Notes payable with no specified due dates. Notes unsecured.	46,458
Total	$132,282

Note 8 – Stockholders’ Equity

Common Stock Issued In 2007

On March 7, 2007, the Company issued 40,000,000 shares of its $0.001 par value common stock to Rochester Capital Partners LP $0.00625 per share for a note receivable totaling $250,000.

In March 2007, the Company issued 9,700,000 shares of its $0.001 par value common stock for services valued at $469,000 the fair value of the underlying shares.

On March 8, 2007, the Company issued 400,000 shares of its commons stock to Stanley Weiner for services rendered to the Company as a Board Member. The shares were registered pursuant to the S-8 Registration filed on September 29, 2006.

On March 8, 2007, the Company issued 400,000 shares of its commons stock to Donald Hejmanowski for services rendered to the Company as a Board Member. The shares were registered pursuant to the S-8 Registration filed on September 29, 2006.

On March 8, 2007, the Company issued 400,000 shares of its commons stock to Morton Reed for services rendered to the Company as a Board Member. The shares were registered pursuant to the S-8 Registration filed on September 29, 2006.

On March 30, 2007, the Company issued 500,000 shares of its commons stock to Marc Winthrop for services rendered to the Company. The shares were registered pursuant to the S-8 Registration filed on September 29, 2006.

On March 30, 2007, the Company issued 8,000,000 shares of its restricted commons stock to Morton Reed for accrued salary of $350,000. Mr. Reed transferred the shares to Rochester Capital Partners, LP for a note receivable in the amount of $35,000.

On May 3, 2007 an Administrative Stop was placed on certificate 992 representing 21 million shares of common stock issued to Lehars Handlels Ges M.b.H. on March 7, 2007. The Administrative Stop is issued for breach of the agreement for payment by virtue of the failure to pay for the shares. In July 2007, the shares were returned by Lehars and subsequently issued to Rochester Capital.

On May 17, 2007, the Company issued 1,250,000 shares of its restricted commons stock to Morton Reed for accrued salary of $175,000. Mr. Reed transferred the shares to Rochester Capital Partners, LP.

On May 21, 2007, the Company authorized the issuance of 500,000 restricted shares of common stock to Imperial Capital Holdings for the extension of a $30,000 note. The shares were registered pursuant to the SB-2 Registration filed on May 24, 2007.

On May 21, 2007, the Company issued 500,000 restricted shares of its common stock to Gary Rasmussen for consulting services rendered to the Company. The shares were registered pursuant to the SB-2 Registration filed on May 24, 2007.

On May 21, 2007, the Company issued 150,000 restricted shares of its common stock to Morton Reed for services rendered to the Company as a Board Member.

On May 21, 2007, the Company issued 150,000 restricted shares of its common stock to Stanley Weiner for services rendered to the Company as a Board Member.

On May 21, 2007, the Company issued 50,000 restricted shares of its common stock to Dennis Johnson for services rendered t On March 30, 2007, the Company issued 8,000,000 shares of its restricted commons stock to Morton Reed for accrued salary of $350,000. Mr. Reed transferred the shares to Rochester Capital Partners, LP for a note receivable in the amount of $35,000.

On May 17, 2007, the Company issued 1,250,000 shares of its restricted commons stock to Morton Reed for accrued salary of $175,000. Mr. Reed transferred the shares to Rochester Capital Partners, LP.

On May 21, 2007, the Company authorized the issuance of 500,000 restricted shares of common stock to Imperial Capital Holdings for the extension of a $30,000 note. The shares were registered pursuant to the SB-2 Registration filed on May 24, 2007.

On May 21, 2007, the Company issued 500,000 restricted shares of its common stock to Gary Rasmussen for consulting services rendered to the Company. The shares were registered pursuant to the SB-2 Registration filed on May 24, 2007.

On May 21, 2007, the Company issued 150,000 restricted shares of its common stock to Morton Reed for services rendered to the Company as a Board Member.

On May 21, 2007, the Company issued 150,000 restricted shares of its common stock to Stanley Weiner for services rendered to the Company as a Board Member. of the Company as a Board Member.

On May 21, 2007, the Company issued 150,000 restricted shares of its common stock to Terry Gabby our Chief Financial Officer as a bonus for past service contributions.

On July 5, 2007, the board of directors authorized the issuance of 1,250,000 shares of restricted common stock to Winthrop Couchot pursuant to their agreement to eliminate the fee claim of $313,732. The shares were issued on July 24, 2007.

Series “A” Preferred Stock

Series “A” 12 % Convertible Preferred Stock

Priority.  Shares of the Series A 12% Convertible Preferred Stock shall rank prior to the Company’s common stock, with respect to the payment of dividends and upon liquidation.  Other classes of preferred stock shall be subordinated to and shall rank junior to the Series A Convertible Preferred Stock with respect thereto.  Provided, however, that holders of Series A Convertible Preferred Stock, by vote or written consent to the holder of sixty-six and two-thirds percent  or more of the then outstanding Series A Convertible Preferred Stock, may elect from time to time allow other series or classes of preferred stock to rank senior to the Series A Convertible Preferred Stock with respect to dividends, assets or liquidation.

Dividends.  Dividend rates on the shares of Series A Convertible Preferred Stock shall be at an annual rate of twelve percent annually.  Dividends shall be cumulative (but not compounded) and accrue annually from the date of original issue of the Series A Convertible Preferred Stock and shall be payable, if, when, and as declared by the Board of Directors of the Company.

Voting Rights.  The holders of Series A Convertible Preferred Stock shall not have any voting powers, either general or special.

Conversion.  At any time after six months from the date of purchase, either the Company or any holder of Series A Convertible Preferred Stock may convert all or any of the shares of Series A Convertible Preferred Stock held by such holder into full paid and non-assessable shares of common stock at the rate of two shares of the Company’s Common stock for every one share of Series A Convertible Preferred Stock.  All accrued but unpaid dividends shall be converted to cash or additional common stock in the Company’s sole and absolute discretion.  The fair market value shall be determined by taking the average of the low ask and high bid prices of the common stock so quoted on the trading day immediately prior to the dividend payment date.

On August 16, 2005 and August 23, 2005, sold 200,000 shares of its Series A 12% Convertible Preferred Stock (for a total of 400,000 shares of Series A) at $0.25 per share to Imperial Capital Holdings, LLC, all of which was paid in cash.  The 400,000 shares of Series A are convertible into 800,000 shares of the Company’s common stock.

On August 31, 2005, the Company sold 400,000 shares of its Series A 12% Convertible Preferred Stock to Apex Investment Fund, Ltd. for a price of $0.25 per share, all of which was paid in cash.  Apex converted its 400,000 shares of Series A into 800,000 shares of common stock.  The 800,000 shares of common stock were issued on March 7, 2006.

Imperial Capital Holdings, LLC converted its 400,000 shares of Series A into 800,000 shares of common stock.  The 800,000 shares of common stock were issued on July 24, 2007.

Series “B” Convertible Preferred Stock

Dividend Provisions.  The holders of the Series B Convertible Preferred Stock are not be entitled to any dividends on the Preferred Stock.

Liquidation Preference.  In the event of any liquidation, dissolution or winding up of the Company, either voluntary or involuntary, subject to the rights of series of preferred stock that may from time to time come into existence, the holders of Series B Convertible Preferred Stock shall be entitled to receive, prior to and in preference to any distribution of any of the assets of the Company to the holders of common stock by reason of their ownership thereof, an amount per share equal to the sum of (i) $0.001 for each outstanding share of Series B Preferred Stock (“Original Series B Issue Price”) and (ii) an amount equal to the Original Series B Issue Price for each twelve months that has passed since the date of issuance of any Series B Preferred Stock.

Spin-off Rights.  At the election of a majority in interest of the Series B Preferred Stock, Global Universal Film Group shall be spun off to the holders of the Series B Preferred Stock, with 90% of such shares in Global Universal Film Group being issued, pro rata to the holders of the Series B Preferred Stock, and 10% being issued and distributed to the stockholders of the Company common stock on a pro-rata basis. In October 2006, the Company entered into an amendment whereby the management fee of $200,000 would be waived in full if the Spin-off was not effected on or before June 30, 2007. Further, the Company agreed that the amount of Global Universal stock issued to LitFunding stockholders would be reduced to 5%, from 10%, in the event the Spin-off did not occur by June 30, 2007.

Conversion.  Each share of Series B Convertible Preferred Stock shall be convertible, at the election of the holder, into one share of the Company’s common stock on such date as the majority stockholders of all Series B have elected to effect the Spin-Off transaction.  However, the Series B Convertible Preferred Stock shall automatically convert into shares of common stock of the Company after twelve months from the date of the Company’s acquisition of Global Universal Film Group, regardless of whether or not an election has been made to spin-off Global Universal Film Group.

Voting Rights.  The shares of the Series B Preferred Stock shall not have any voting rights.

Pursuant to the reverse tri-party merger with Global Universal Film Group, Inc., the Company issued a total of 1,500,000 shares of Series B Convertible Preferred Stock to the stockholders of Global.  The 1,500,000 shares are convertible into 1,500,000 shares of common stock.

Note 9 – Contingencies

The Company is a defendant in several matters in litigation, many of which are in the normal course of business, including litigation for refunds of funds invested. The Company believes these suits are without merit and intends to defend this litigation.

Note 10 – Warrants and Options

During the three months ended September 30, 2007, the Company granted options to purchase 2,362,500 shares of its common stock at exercise prices between $1.00 to $.10 per share with varying term periods and 1,175,000 warrants at    exercise prices of $.20 to $.10 with a varying term periods.. The estimated value of the options and warrants, using the Black-Scholes pricing model, is $128,900 and $61,000, respectively, which was expensed as share-based compensation.

Options and Warrants Exercised

During the nine months ended September 30, 2007, no options or warrants were exercised.

The summary of activity for the Company's stock options/warrants is presented below:

	Nine months September 30, 2007	Weighted Average Exercise Price
Options/warrants outstanding at December 31, 2006	6,010,750	$0.42
Granted	3,537,500
Exercised
Terminated/Expired	3,287,500
Options/warrants outstanding at end of period	6,260,750	$0.28
Options/warrants exercisable at end of period	6,260,750	$0.28
Price per share of options outstanding	$0.01-$7.00
Weighted average remaining contractual lives	1.5 years
Weighted average fair value of options granted during the period	$0.05

Note 11 – Related Party Transactions

On March 8, 2007, the Company issued 400,000 shares of its commons stock to Stanley Weiner for services rendered to the Company as a Board Member. The shares were registered pursuant to the S-8 Registration filed on September 29, 2006.

On March 8, 2007, the Company issued 400,000 shares of its commons stock to Donald Hejmanowski for services rendered to the Company as a Board Member. The shares were registered pursuant to the S-8 Registration filed on September 29, 2006.

On March 8, 2007, the Company issued 400,000 shares of its commons stock to Morton Reed for services rendered to the Company as a Board Member. The shares were registered pursuant to the S-8 Registration filed on September 29, 2006.

In March 2007, the Company issued 8,000,000 shares to Morton Reed, its former Chief Executive Officer, in exchange for $350,000 in back salary. Pursuant to the terms of the Letter Agreement with Rochester Capital, Dr. Reed immediately sold these shares to Rochester Capital.

Rochester Capital has agreed to purchase up to 11,000,000 shares from Morton Reed, the Company’s former Chief Executive Officer, The Transaction was unanimously approved by our Board of Directors at a meeting held on February 22, 2007.

On June 11, 2007, an Amendment Agreement was made to the Andrew Green $500,000 note dated December 9, 2004 assigned by Andrew Green to Polymer Global Holdings, Inc.  The Notes due date was extended to June 15, 2008. Interest to begin accruing from June 15, 2007 and will continue at the rate of    10% per annum, simple interest until June 15, 2008.  Stanley Weiner is the Secretary of Polymer Global holdings, Inc. and is the Company’s Vice-President of Finance and a board member.

On March 30, 2007, the Company issued 8,000,000 shares of its restricted commons stock to Morton Reed for accrued salary of $350,000. Mr. Reed transferred the shares to Rochester Capital Partners, LP for a note receivable in the amount of $35,000.

On May 3, 2007 an Administrative Stop was placed on certificate 992 representing 21 million shares of common stock issued to Lehars Handlels Ges M.b.H. on March 7, 2007. The Administrative Stop is issued for breach of the agreement for payment by virtue of the failure to pay for the shares. In July 2007, the shares were returned by Lehars and subsequently issued to Rochester Capital.

On May 17, 2007, the Company issued 1,250,000 shares of its restricted commons stock to Morton Reed for accrued salary of $175,000. Mr. Reed transferred the shares to Rochester Capital Partners, LP.

On May 21, 2007, the Company authorized the issuance of 500,000 restricted shares of common stock to Imperial Capital Holdings for the extension of a $30,000 note. The shares were registered pursuant to the SB-2 Registration filed on May 24, 2007.

On May 21, 2007, the Company issued 500,000 restricted shares of its common stock to Gary Rasmussen for consulting services rendered to the Company. The shares were registered pursuant to the SB-2 Registration filed on May 24, 2007.

On May 21, 2007, the Company issued 150,000 restricted shares of its common stock to Morton Reed for services rendered to the Company as a Board Member.

On May 17, 2007, the Company issued 1,250,000 shares of its restricted commons stock to Morton Reed for accrued salary of $175,000. Mr. Reed transferred the shares to Rochester Capital Partners, LP

On May 21, 2007, the Company issued 150,000 restricted shares of its common stock to Stanley Weiner for services rendered to the Company as a Board Member.

On May 21, 2007, the Company authorized the issuance of 500,000 restricted shares of common stock to Imperial Capital Holdings for the extension of a $30,000 note. The shares were registered pursuant to the SB-2 Registration filed on May 24, 2007.

On May 21, 2007, the Company issued 500,000 restricted shares of its common stock to Gary Rasmussen for consulting services rendered to the Company. The shares were registered pursuant to the SB-2 Registration filed on May 24, 2007.

On May 21, 2007, the Company issued 150,000 restricted shares of its common stock to Morton Reed for services rendered to the Company as a Board Member.

On May 21, 2007, the Company issued 150,000 restricted shares of its common stock to Stanley Weiner for services rendered to the Company as a Board Member.

On May 21, 2007, the Company issued 150,000 restricted shares of its common stock to Stanley Weiner for services rendered to the Company as a Board Member. of the Company as a Board Member.

On May 21, 2007, the Company issued 150,000 restricted shares of its common stock to Terry Gabby our Chief Financial Officer as a bonus for past service contributions.

On July 16, 2007 the Company’s Board authorized the reinstatement and/or extension of options and warrants that had been issued to Stanley Weiner, Vice-President, of Finance and Morton Reed, Chief Operating Officer of the Company. Both are directors of the Company.  Most of these options and warrants were assigned to their family members.  The total options extended are 2,112,500 and the total warrants are 1,175,000.

On July 10, 2007, Stanley Weiner advanced $5,000 to the Company. A promissory note was made documenting this transaction. The due date is December 31, 2007. Interest is at the rate of 6% simple interest per annum. Stanley Weiner is the Company’s Vice-President of Finance and a board member.

On September 28, 2007 the Company authorized for issue 5,052,632 restricted shares of its common stock to Stanley Weiner, a board member and the Vic-President of Finance, for conversion of a  $500,000 note payable and past board member fees.

On September 28, 2007 the Company authorized for issue 78,947 restricted shares of its common stock to Morton Reed, the former board member and CEO of the company for payment of past board member fees.

On September 28, 2007 the Company authorized for issue 1,850,000 Series B Convertible Preferred Stock to Jackelyn Giroux President of Global Universal Film Group for conversion of $148,000 notes payable.

On September 28, 2007 the Company authorized for issue 400,000 Series B Convertible Preferred Stock to Gary Rasmussen CEO of LitFunding Corp. for conversion of $32,000 notes payable.

On September 28, 2007 the Company authorized for issue 694,687 Series B Convertible Preferred Stock to Rochester Capital Partners LP. for conversion of $55,575 notes payable.

Note 12 - Subsequent Events

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION.

FORWARD LOOKING STATEMENTS

This report on Form 10-QSB contains forward-looking statements that involve risks and uncertainties.  You should not place undue reliance on these forward-looking statements.  Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons, including the risks described in this report, our annual report on Form 10-KSB and other filings we make from time to time with the Securities and Exchange Commission. Although we believe the expectations reflected in the forward-looking statements are reasonable, they relate only to events as of the date on which the statements are made.  We do not intend to update any of the forward-looking statements after the date of this report to conform these statements to actual results or to changes in our expectations, except as required by law.

GOING CONCERN

Our ability to continue as a going concern remains dependent upon successful operation under the bankruptcy plan, obtaining additional capital and financing, and generating positive cash flow from operations. We intend to seek additional capital either through debt or equity offerings and believe that increased volume and reduction in our lead time to finance and collect on funded cases will ultimately lead to profitability and positive cash flows. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should we be unable to continue as a going concern.

OVERVIEW AND OUTLOOK

 In late June, 2007, through July 2007, the Company’s wholly-owned subsidiary Global Universal Film Group applied for, and received from the State of Louisiana, pre-certification of tax credits totaling about $20 Million.  These tax credits can be applied towards 25% of the total production budget of seven films that Global Universal intends to make within the next twelve months. At the end of production of each film, an audit is conducted to ascertain the exact amount spent on the film within the State of Louisiana. The State will then issue a final tax credit equal to 25% of the amount spent.  On June 9, 2007, Global Universal was issued a total of $11,600,000 in pre-certification tax credits for the production of two films.  In July 2007, an additional $8,620,000 of tax credits were issued to Global Universal by the State of Louisiana. The following are Feature Films with working titles have secured State Certification numbers.

Front Man  $4 million projected budget

Sumshine Superman $4 million projected budget

The Rolling Paper $10.6 million projected budget

Intruders In Toyland $24.9 million projected budget

First Rising $21.6 million projected budget

Before I Met Eva $5.4 million budget

Total projected budgets $70.5 million

We are in the business of investing in litigation recoveries. Business is conducted through our subsidiary, LitFunding USA and its wholly-owned limited liability companies.  LitFunding USA resumed the business of California LitFunding (our subsidiary who has been in the business since 2000) subsequent to June 17, 2004, after the United States Bankruptcy Court entered an order confirming our and California LitFunding’s joint plans of reorganization.  We raise and advance capital to various law firms pursuant to settlement agreements.  These settlement agreements provide that the funds advanced shall be repaid to us, plus a fee, when the lawsuits referenced in the agreement ultimately settle.  The amount of the fee payable on the funds advanced depends upon the length of the time the funds are outstanding, up to a fixed limit.  Pursuant to the terms of the settlement agreements, our contractual right to payment is limited to the funds ultimately paid to the law firm from the specified lawsuit, or lawsuits, in which the funds are invested or expended.

At September 30, 2007, we estimate that the principle and fee expected on the open and unresolved cases is approximately $1.4 million.

On March 5, 2007, we entered into a binding Letter Agreement with Rochester Capital Partners, LP, a Nevada limited partnership and agreed to issue a total of forty million shares of treasury stock in exchange for $250,000, payable by a promissory note due and payable in full within sixty days. In addition, Rochester Capital agreed to purchase up to 11,000,000 shares of our common stock directly from Morton Reed, our former Chief Executive Officer, for consideration of $65,000.  Also, Rochester Capital agreed to provide us additional funding either directly, or through third parties, of up to $180,000, for which it may acquire up to an additional five million shares of common stock. The transaction was unanimously approved by our Board of Directors at a meeting held on February 22, 2007.  As of June 30, 2007, our Board of Directors agreed to extend the maturity date of Rochester Capital’s note until August 1, 2007.  On July 27, 2007, Rochester Capital completed payment of the entire amount owed on the note.

In March 2006, we acquired two wholly-owned subsidiaries, Global Universal Film Group, Inc., an early stage developer, producer and distributor of “niche” films, related books, and music rights and Easy Money Express, an internet-based, loan company. Both of these entities are at a nascent stage in their development and have not yet produced any revenues. It was management’s plan to develop Easy Money Express as our core business and to spin-off Global Universal as a separately traded corporation, for which we had received notes totaling $26,000 to be applied towards a management fee of $200,000. Additionally, we were to receive 10% of their shares of common stock of Global Universal upon completing the spin-off transaction. In the even the spin-off transaction was not completed by June 30, 2007, the management fee would be waived and the amount of shares of Global Universal received by us would be reduced to 5%, rather than 10%.  Because the Spin-off transaction did not occur by June 30, 2007, the $200,000 management fee was waived and the $26,000 in notes received from Global Universal were acquired by Rochester Capital in July and applied towards the balance of its $250,000 due to us in connection with Rochester Capital’s acquisition of stock.

On February 20, 2007, we terminated the CardMart USA, Inc. Letter Agreement as CardMart was unable to meet the terms and conditions set forth in the Letter Agreement.

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

Results of Operations

The following overview provides a summary of key information concerning our financial results for the third quarter of 2007 and 2006.

Revenues

	Three Months Ended September 30,		Increase (Decrease)
	2007	2006	$	%

Net Revenue	$19,200	$ 0	19,200	100%

Revenue: Total revenue was $19,200 and $ 0.00 for the three months ended September 30, 2007 and 2006, respectively. Our increase in revenue of $19,200 is due to accrued fees from cases have judgments against the attorneys funds were given to.. Our operating cycle is typically longer than one year for funded cases to generate revenue. Our future revenues will be reliant on our ability to fund future cases that require shorter periods of funding and strong collection efforts on funded cases as they are resolved.

Operating expenses

	Three Months Ended September 30,			Increase (Decrease)
	2007	2006		$		%

Reserve for unsuccessful resolution of lawsuits	$-	$		$		-
General and administrative expenses	435,169		299,389		135,780	45.3%
Financing expense			47,880		(47,880)	(100)%
Depreciation and amortization	6,524		6,092		432	7.1%
Preferred stock dividend	-		-	-		-
Total operating expenses	$441,693		$353,361		$88,332	24.9%

Total operating expenses for the three-month period ended September 30, 2007 increased by $88,332 over the three-month period ended September 30, 2006. The cost associated with the options and warrants that were extended or reissued during the quarter were all absorbed within the period.

Other income (expense)

	Three Months Ended September 30,		Increase (Decrease)
	2007	2006	$	%

Other income	$2,314	-	$2,314	100%
Interest (expense)	(26,843)	(11,252)	15,591	138.6%
Rental income
Amortization of debt Discount		15,000	(15,000)	100%
Total other income (expense)	$(24,529)	$3,748	$(28,277)	(754.5)%

Other income was $2,314 higher in the three month period ended September 30, 2007 than the three month period ended September 30, 2006 because we were able to negotiate several vender discounts.

Our interest expense was $15,591 higher in the three month period ended September 30, 2007 than the three month period ended September 30, 2006 because we increased short-term interest bearing debt.

Net (loss)

	Three Months Ended September 30,		Increase (Decrease)
	2007	2006	$	%

Net (loss)	$ (108,184)	(338,070)	$(229,886)	(67.9)%

Our net loss was $229,886 lower in the three-month period ended September 30, 2007 as compared to the three months ended September 30, 2006 because the company was able to secure from debtors forgiveness of interest accrued related to notes that were converted into equity positions.

Results of Operations

The following overview provides a summary of key information concerning our financial results for the nine months ended September 30, 2007 and 2006.

Revenues

	Nine Months Ended September 30,		Increase (Decrease)
	2007	2006	$	%

Net Revenue	$184,011	$656,580	$(472,569)	(71.9)%

Revenue: Total revenue was $184,011 and $656,580 for the nine months ended September 30, 2007 and 2006, respectively. Our decrease in revenue of $472,569 is due to several previously funded cases not settling during the period. Our operating cycle is typically longer than one year for funded cases to generate revenue.

Operating expenses

	Nine Months Ended September 30,		Increase (Decrease)
	2007	2006	$	%

Reserve for unsuccessful resolution of lawsuits	$ -	$		$-
General and administrative expenses	719,877	1,446,161	(1,064,561)	(78.9)%
Financing expense	70,000	47,880	66,053	1673.5%
Depreciation and amortization	19,269

Total operating expenses	$ 809,146	$ 1,494,041	$ (684,895)	(45.8)%

Total operating expenses for the nine month period ended September 30, 2007 decreased by $684,895over the nine month period ended September 30, 2006 because of our efforts to reduce payroll and overhead costs.

Other income (expense)

	Nine Months Ended September 30,		Increase (Decrease)
	2007	2006	$	%
Other income
Other income	53,947		53,947	100%
Interest (expense)	(94,099)	(48,240)	45,859	95.0%
Rental income
Amortization of debt Discount	50,606	15,000	35,606	237.3%

Total other income (expense)	$ 10,454	(33,240)	$ (22,786)	(68.5)%

Other income was $53,947 higher in the nine month period ended September 30, 2007 than the nine month period ended September 30, 2006 because we were able to negotiate several vender and legal fee discounts.

Our interest expense was $45,859 higher in the nine month period ended September 30, 2007 than the nine month period ended September 30, 2006 because we increased short-term interest bearing debt.

Net (loss)

	Nine Months Ended September 30,		Increase (Decrease)
	2007	2006	$	%

Net (loss)	$ (275,845)	(870,701)	$(594,856)	(68.3)%

Our net loss was $594,856 lower in the nine month period ended September 30, 2007 as compared to the nine months ended September 30, 2006 because our cost cutting efforts continue to be effective as reflected by General and Administrative expenses being substantially reduce.  The company also reduced its net loss by the negotiated forgiveness by its debtors of the accrued interest associated with the debt that was converted into equity.

Liquidity and Capital Resources

As of September 30, 2007, our cash balance was $9,833. Over the next twelve months we believe that existing capital and anticipated funds from operations will not be sufficient to sustain operations and planned expansion.  Our plan for satisfying our cash requirements for the next twelve months is through additional equity, third-party financing, and/or traditional bank financing.  We intend to make appropriate plans to insure sources of additional capital in the future to fund growth and expansion through additional equity or debt financing or credit facilities. No assurance can be made that such financing would be available, and if available it may take either the form of debt or equity.  In either case, the financing could have a negative impact on our financial condition and our stockholders.

We will also need to raise funds to continue to implement our business plan. We plan to raise these funds through private and institution or other equity offerings including interest bearing debentures. We may attempt to secure other loans from lending institutions or other sources. We will also consider establishing relationships with selected business partners whose contributions include necessary cash. We may not be able to raise additional funds through offerings or other sources. If we are unable to raise funds, our ability to continue with operations will be materially hindered.

We anticipate incurring operating losses over the next twelve months. Our lack of operating history makes predictions of future operating results difficult to ascertain. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies in new and rapidly evolving technology markets. Such risks include, but are not limited to, an evolving and unpredictable business model and the management of growth. To address these risks we must, among other things, implement and successfully execute our business and marketing strategy, continue to develop and upgrade technology and products, respond to competitive developments, and continue to attract, retain and motivate qualified personnel. We may not be successful in addressing such risks, and the failure to do so can have a material adverse effect on our business prospects, financial condition and results of operations.

On March 5, 2007, we entered into a binding Letter Agreement with Rochester Capital Partners, LP, a Nevada limited partnership and agreed to issue a total of forty million shares of treasury stock in exchange for $250,000, payable by a promissory note due and payable within sixty days. As of July, 2007, Rochester Capital has paid the note in full. In addition to the $250,000, the Rochester Capital has agreed to purchase up to 11,000,000 shares from Morton Reed, our former Chief Executive Officer, and to provide additional funding of up to $180,000, either directly or from third parties, for which it may acquire up to an additional five million shares of common stock. The transaction was unanimously approved by our Board of Directors at a meeting held on February 22, 2007.

In March 2007, we issued 8,000,000 shares to Morton Reed, our former Chief Executive Officer, in exchange for $350,000 in back salary. Pursuant to the terms of the Letter Agreement with Rochester Capital, Dr. Reed immediately sold these shares to Rochester Capital for consideration of $65,000.

In June 2007, Global Universal received a total of $110,000 proceeds from the issuance of three one-year convertible promissory notes. These notes bear simple interest at a rate of 6% per annum and are convertible into either Global Universal stock at a price of $0.50 per share, or, at the option of the holder, into our common stock at the current market value at the time of conversion.

Investment Agreement with Imperial Capital Holdings

On January 16, 2006, we entered into an Investment Agreement with Imperial Capital Holdings.  Under the terms of the agreement, we agreed to issue and sell to Imperial, and Imperial agreed to purchase from us up to that number of shares of common stock having an aggregate purchase price of $3,000,000.  We are able to require Imperial to purchase up to the $3,000,000 of our common stock over a two-year period commencing on the date a registration statement is declared effective by the SEC covering shares of our common stock underlying the Investment Agreement. These funds will be drawn at our discretion by delivering a written notice stating the amount of funds we wish to draw.  The put amount shall be equal to 93% of the market price of our common stock, as calculated in accordance with the terms of the Investment Agreement, provided that in no event will the put amount be greater than $250,000.  We are not entitled to submit a put notice until after the previous closing has been completed.  If any closing best bid price during the applicable pricing period (the period beginning on the put notice date and ending on and including the date that is 5 trading days after such put notice date) with respect to any particular put notice is less than 75% of any closing best bid price of our common stock for the 10 trading days prior to the put notice date, the put notice will terminate at our request.

Placement Agent.

In connection with the Investment Agreement, on January 16, 2006 we entered into a Placement Agent Agreement with Brewer Financial Services, LLC, a NASD registered broker-dealer.  The Placement Agent will render consulting services to us with respect to the Investment Agreement and will be available for consultation in connection with the advances to be requested by us pursuant to the Investment Agreement.  We agreed to pay to the Placement Agent 1% of the gross proceeds from each draw for all services in connection with the Placement Agent Agreement.

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

On July 24, 2007 a Security Agreement was signed between LitFunding Corp. and James Paul Gietz. The agreement establishes a security interest in certain property as collateral for amounts that may be loaned to LitFunding Corp. by the security holder. The collateral all now existing and hereafter arising accounts receivable, contract rights, license rights and all other forms of obligations owing to LitFunding arising out of the advance of monies to attorneys. Periodic Redemption and Pro-Rata release of collateral will commence on October 1,2007 and recurring every ninety days until January 1, 2010, the Secured Party shall have the option to redeem 500,000 shares of its LitFunding common stock directly from LitFunding at a fixed price of $25,000. The collateral will be reduced proportionately.

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

Critical Accounting Policies and Estimates

Management's Discussion and Analysis discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources, allowance for doubtful accounts receivables, accruals for other costs and the classification of net operating loss and tax credit carry forwards between current and long-term assets.

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

In the past, we attracted large well known firms of attorneys as clients.  We believe that it will be possible to once again attract large firms of this caliber even after the enormously negative and unwarranted reputation achieved during the bankruptcy litigation.  We have met with some successes in this regard.  We have not yet experienced an intolerable inability to attract the talent that we need.  However, risks remain that we will not attract, train or integrate into the business organization qualified personnel.  Additionally, it is fair to expect that fluctuations in operating results may be significant as we develop and test new business practices.  There is also the risk that we will fail to properly manage growth and expansion, if and when it occurs.

Our business of funding plaintiffs and plaintiff attorneys may be in potential conflict with champerty laws.

Champerty, as defined by Black’s Law Dictionary, “is a bargain to divide the proceeds of litigation between the owner of the liquidated claim and a party supporting or enforcing the litigation.”  Different states impose rules on the champerty process.  We research state champerty laws prior to advancing capital to plaintiffs and plaintiff attorneys.  However, if we were to be found in violation of states champerty laws it could have a material adverse effect on us and our results of operations.

We have historically had losses from operations and losses may continue in the future, which may cause us to curtail operations.

Since our inception we have not been profitable and have lost money on both a cash and non-cash basis.  For the nine months ended September 30, 2007, we incurred net losses of $275,845. Our accumulated deficit at the end of September 30, 2007 was $11,501,111. Future losses are likely to occur, as we are dependent on spending money to pay for our operations. No assurances can be given that we will be successful in reaching or maintaining profitable operations.  Accordingly, we may experience liquidity and cash flow problems.  If our losses continue, our ability to operate may be severely impacted or alternatively we may be forced to terminate our operations.

We are subject to a working capital deficit, which means that our current assets on September  30, 2007 were not sufficient to satisfy our current liabilities and, therefore, our ability to continue operations is at risk.

We had a working capital deficit for the nine months ended September 30, 2007 which means that our current liabilities exceeded our current assets on September 30, 2007 by $565,872.  Current assets are assets that are expected to be converted to cash within one year and, therefore, may be used to pay current liabilities as they become due. Our working capital deficit means that our current assets on September 30, 2007 were not sufficient to satisfy all of our current liabilities on September 30, 2007.  If our ongoing operations do not begin to provide sufficient profitability to offset the working capital deficit, we may have to raise capital or debt to fund the deficit or curtail future operations.

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

On or about October 31, 2006, we obtained a judgment against Joel Gatlin in the principal amount of $52,856 with interest to continue to accrue at 5% per month pursuant to the terms of an earlier lending agreement entered into between the parties.

On or about November 20, 2006, we obtained a judgment against Alan Schuchman in the principal amount of $40,000 with interest to continue to accrue at 10% per year on the unpaid balance. Mr. Schuchman has abandoned the $10,000 debenture to us.

On or about January 26, 2007, we obtained a judgment against Anthony Casamassimi in the principal amount of $88,500 with interest to continue to accrue at 10% per month pursuant to the terms of an earlier lending agreement entered into between the parties.  .

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On September 28, 2007 the Company authorized for issue 1,000,000 restricted shares of its common stock to Davric Corporation for conversion of a $100,000 note payable

On September 28, 2007 the Company authorized for issue 545,412 restricted shares of its common stock to Callahan and Blain for conversion of a $36,881 note payable

On September 28, 2007 the Company authorized for issue 1,250,000 restricted shares of its common stock to J-Bear Investments, LLC for conversion of a $100,000 note payable.

On September 28, 2007 the Company authorized for issue 243,750 restricted shares of its common stock to Peter Liapis for conversion of a $15,000 note payable.

On September 28, 2007 the Company authorized for issue 5,052,632 restricted shares of its common stock to Stanley Weiner, a board member and the Vic-President of Finance, for conversion of a  $500,000 note payable and past board member fees.

On September 28, 2007 the Company authorized for issue 78,947 restricted shares of its common stock to Morton Reed, the former board member and CEO of the company for payment of past board member fees.

On September 28, 2007 the Company authorized for issue 1,850,000 Series B Convertible Preferred Stock to Jackelyn Giroux President of Global Universal Film Group for conversion of $148,000 notes payable.

On September 28, 2007 the Company authorized for issue 400,000 Series B Convertible Preferred Stock to Gary Rasmussen CEO of LitFunding Corp. for conversion of $32,000 notes payable

.

On September 28, 2007 the Company authorized for issue 694,687 Series B Convertible Preferred Stock to Rochester Capital Partners LP. for conversion of $55,575 notes payable.

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

10.13	Investment Agreement with Imperial Capital Holdings, dated January 16, 2006 (Incorporated by reference to the exhibits to Form 8-K filed on February 1, 2006)
10.14	Registration Rights Agreement with Imperial Capital Holdings, dated January 19, 2006 (Incorporated by reference to the exhibits to Form 8-K filed on February 1, 2006)
10.15	Placement Agent Agreement with Brewer Financial Services, LLC., dated January 16, 2006 (Incorporated by reference to the exhibits to Form 8-K filed on February 1, 2006)
10.16	2006 Non-Qualified Stock Compensation Plan (Incorporated by reference to the exhibits to Form S-8 filed on February 28, 2006)

10.19	Share Exchange Agreement with Easy Money Express, Inc., dated March 31, 2006 (Incorporated by reference to the exhibits to Form 10-KSB file on May 19, 2006)
10.20	Termination dated February 20,2007 of CardMart USA, Inc. Letter Agreement dated November 17,2006(Incorporated by reference to the exhibits to Form S-8 filed on February 23, 2007)
20	Letter to Shareholders dated March 11, 2003 (Incorporated by reference to the exhibits to Form 8-K filed on March 11, 2003)

31.1*	Certification of Gary Rasmussen pursuant to Section 302 of the Sarbanes-Oxley Act
31.2*	Certification of Terry Gabby pursuant to Section 302 of the Sarbanes-Oxley Act
32.1*	Certification of Gary Rasmussen pursuant to Section 906 of the Sarbanes-Oxley Act
32.2*	Certification of Terry Gabby pursuant to Section 906 of the Sarbanes-Oxley Act

* Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LITFUNDING CORP.
(Registrant)

November 19, 2007	By:	/s/ Gary Rasmussen
Gary Rasmussen
Chief Executive Officer

	By:	/s/ Terry Gabby
Terry Gabby
Principal Accounting Officer