Form 10KSB
period 2007-12-31
Global Entertainment Holdings, Inc.
filed 2008-04-17
CIK 1142488

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-KSB

———————

¨ý ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2007

¨ý TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: _____________ to _____________

Global Entertainment Holdings, Inc. (f/k/a LitFunding Corp.)

(Name of small business issuer in its charter)

———————

Delaware	000-49679	93-1221399
(State or Other Jurisdiction	(Commission	(I.R.S. Employer
of Incorporation)	File Number)	Identification No.)

1516 E. Tropicana Ave., Suite 245 Las Vegas, Nevada  89119

 (Address of Principal Executive Office) (Zip Code)

(702) 333-0440

(Registrant’s telephone number, including area code)

N/A

(Former name or former address, if changed since last report)

———————

 Securities registered under Section 12(b) of the Exchange Act:  None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.001 par value

(Title of Class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  ¨

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes x   No ¨

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ¨

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

 Yes ¨ No x

The issuer’s revenues for its most recent fiscal year ended December 31, 2007- $216,089.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and ask price as of March 31, 2008, was approximately $325,750 based on a share value of $0.09.

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15 (d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.  Yes x   No ¨

The number of shares of Common Stock, $0.001 par value, outstanding on March 31, 2008, was 9,429,511.

Transitional Small Business Disclosure Format (check one):  Yes ¨ No x

GLOBAL ENTERTAINMENT HOLDINGS, INC.

For the Fiscal Year Ended

December 31, 2007

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

Throughout this Annual Report references to “we”, “our”, “us”, “Global Entertainment”, “the Company”, and similar terms refer to Global Entertainment Holdings Corp.

PART I

ITEM 1.

DESCRIPTION OF BUSINESS

(a)

General Business Development

In December of 2007, the Company effected a one-for-ten reverse split of the outstanding common stock and changed the Company name to Global Entertainment Holdings, Inc. (GBHL), to better reflect the new direction of the Company from LitFunding Corp. The Company intends to conduct business through Global Universal Film Group, Inc., a wholly-owned subsidiary. Another subsidiary, Easy Money Express, is currently not active and has no operations.

LitFunding Corp. was incorporated in the State of Nevada on July 11, 1996 as RP Entertainment, Inc. and changed its name to LitFunding Corp. in February 2003, as the result of a reverse merger with California LitFunding, a private company. On March 22, 2004, LitFunding USA was formed to serve as the operating entity and carry on the business previously conducted through California LitFunding.

Prior to December, 2007, the Company was in the business of investing in litigation recoveries and pursuing other profitable financial business models. The Company raised and advanced capital to various law firms pursuant to “Settlement Agreements”.  These Settlement Agreements provide that the funds advanced were to be repaid to the Company, plus a fee, when the lawsuits referenced in the agreement ultimately settle. The amount of the fee payable on the funds advanced depended upon the length of time the funds were outstanding up to a fixed limit.  Pursuant to the terms of the Settlement Agreements, the contractual right to payment was limited to the funds ultimately paid to the law firm from the specified lawsuit, or lawsuits, in which the funds were invested.  This business was conducted through the wholly-owned subsidiary, LitFunding USA and its six, wholly-owned limited liability companies. LitFunding USA resumed the business of California LitFunding (our subsidiary which the Company acquired by reverse merger in February 2003 that had operated the business since 2000) subsequent to June 17, 2004, after the United States Bankruptcy Court entered an order confirming the Company and California LitFunding’s joint plans of reorganization.

In the first quarter of 2006, the Company acquired two wholly-owned subsidiaries, Easy Money Express, a recently formed entity that planned to develop an internet-based, loan company, and Global Universal Film Group, Inc. (“Global Universal”), an early stage developer, producer and distributor of “niche” films, related books, and music rights. Both of these entities are at a nascent stage in their development and have not yet produced revenues.

The former management of the Company had planned to develop Easy Money Express as its core business, and to spin-off Global Universal as a separately traded, public corporation, for which the Company would have earned a $200,000 management fee and retained 10% of the shares of Global Universal upon completing the spin-off transaction. However, none of these plans came to fruition.

In March 2007, the Company entered into an agreement with Rochester Capital Partners, LP. (RCP), a limited partnership controlled by Gary Rasmussen (our current CEO) as its General Partner, whereby the Company issued forty million (40,000,000) shares of treasury stock for consideration of $250,000. In addition, RCP purchased eleven million (11,000,000) shares directly from Morton Reed, our former Chief Executive Officer, at a price of $65,000. This Transaction was unanimously approved by the Board of Directors at a meeting held on February 22, 2007.  Further information on this transaction is available in the Company report on Form 8-K, filed with the SEC on March 7, 2008.

On August 31, 2007, Morton Reed,  CEO, President and Chairman of the Board resigned for health reasons. He was replaced by Gary Rasmussen, who is taking an active role in restructuring the Company and developing the core business conducted through Global Universal.

For the years ended December 31, 2007 and December 31, 2006, the Company incurred net losses before extraordinary gain, of $99,034 and $1,027,947, respectively.  The Company accumulated deficit at the end of December 31, 2007 was $11,324,300.

(b)

Our Primary Business

Global Entertainment Holdings, through its wholly owned subsidiary Global Universal, plans to develop the business of producing low-budget genre pictures with recognizable, name talent.  Global Universal management believes investment risk can be significantly reduced by utilizing Canadian and other major countries Government tax incentives to cover up to 50% of each film’s budget. Additional coverage of 20% to 25% of a film’s budget can be derived from pre-selling either foreign or U.S. rights to the film.  The remaining balance (25% to 30%) will be obtained from private investment of debt, equity or combination of both.  Management intends to retain revenues generated from one or more territories of each film to provide cash flow for operating expenses to assure long-term profitability for the Company and its shareholders.

OVERVIEW

Global Universal is in negotiations with an international film distribution company to produce and distribute a proprietary slate of 6 to 8 feature-length films. Under the proposed agreement with the distribution company, the Company will provide 100% of the budget required to produce each film. The distribution company will charge a fee of 7.5% for foreign distribution, and 10% for U.S. distribution.  The distribution company will try to utilize a pre-arranged “output deal” with a major studio to affect a U.S. theatrical release, if the film warrants such investment.

Because of the financing incentives noted previously, profitability can be realized even for a direct-to-video release, followed by pay, cable, satellite, free and syndicated television exhibition.  The Company is confident that at least two of the films will warrant and receive a theatrical release prior to their video distribution.  There is, of course, no guarantee of a theatrical release for any film that may be produced by the Company, although the distribution company will use “best efforts” to obtain U.S. theatrical release through an “out put” and “first look” arrangement with a major film studio.

Should a major studio distribute one or more of the Global Universal films in the U.S., the distribution company will allocate their 10% fee out of the major studio distribution fee.

In addition, Global Universal has been offered a development project from the Canadian distribution company, and its Executive Producers, Image In Media, to produce a film titled UNWOUND, tentatively starring Heather Graham.  Image In Media has a production agreement, or an “output deal”, with Starz Media, and Regent Releasing.  Image In Media has offered Global Universal an opportunity to participate in the production of up to three additional films for Starz Media, contingent upon cast and budget, in addition to the film project, UNWOUND.

Starz Media, LLC., is owned by Liberty Media, which also owns Starz Entertainment, LLC. Starz is a premium movie service provider that offers 16 movie channels, including the Starz® and Encore® brands, with approximately 16.3 million and 30.7 million subscribers, respectively.

The first four films planned for production, either through the distribution company or Image In Media’s “output deal” with Starz and Regent Releasing, will be co-production treaty films, meaning the film is produced with government incentives from Canada and one or more additional countries such as France or the U.K.  For example, a Canadian-France or Canadian-U.K. co-production would entail both Canada, France or the U.K. investing Government monies or tax incentives totaling approximately 50% plus of each film’s budget.  For making this investment, Canada, France or the U.K. would retain ownership rights to the film in their respective countries; however, they never participate in revenues via any sales in the rest of the world, including the U.S.  The contracts issued from each Country are endorsed by the Government and fully bankable. Therefore, Global Universal has the option of discounting the contract at the bank and utilizing each sale for production funds, or hold onto the contract to be paid 100% of the 50% of the budget at the completion of each film.  With 50% plus of the budget expenses underwritten by such incentives, the producer and investor are more likely to realize a profit.

The genre of the initial film will likely be a thriller. However, Global Universal will subsequently produce “specialty” pictures if “estimated sales” or pre-sales are high enough to prove that the “specialty” piece can obtain its entire budget back via the Foreign Distribution Market.

A “specialty” picture currently in joint pre-production with Global Universal and Image In Media, is titled “FRAIL.” Academy Award nominee Tom Wilkinson (“Michael Clayton” and “The Full Monty”) has expressed an interest. The British international distribution company, Velvet Octopus, has provided estimated foreign sales for FRAIL, ranging from $6 million to a minimum of $3 million (U.S.).  Using these estimated sales, combined with the Canadian and U.K. Government Tax incentives, it is likely that FRAIL will be “in profit” before the film is completed.

Global Universal’s per film budget will average between $3 million (if no advertising and delivery items are included) and $5 million (U.S.), with approximately 50% of each budget underwritten by the respective country’s investment (e.g., Canada, U.K, France, Germany, Ireland, etc.). All financing fees, marketing and advertising costs, completion bond fees and a contingency reserve will be included in the average film budget.

On a “straight to video” release, Global Universal estimates that the net bottom-line from worldwide television will be $700,000 to $2 million, which is substantial since $2.5 million of each film’s budget will be recouped through the respective country’s investment. The Company’s investment in each film will be structured to provide strong downside risk protection while simultaneously offering an uncapped upside potential, either thru video releases that over perform or through theatrically released titles.

Recent examples of such pictures utilizing these incentives include CABIN FEVER, HOSTEL, SAW, OPEN WATER, WRONG TURN, and SWIMFAN. (Lions Gate released the first 4 films; Twentieth Century Fox released the last 2 films).

FINANCING STRATEGY

In the opportunity Global Universal is currently negotiating with the foreign distribution company, Global Universal will endeavor to form a strategic alliance with a financial partner that will provide a credit facility of up to $20 million. These funds will be released “as needed” to produce up to four films, with sales and distribution of each film agreed to in advance by the foreign distribution company.

The proposed financial structure:

•

First, the distribution company will recoup sales fees of 7-½% for foreign distribution and 10% for U.S. distribution.  All marketing fees and expenses have been incorporated into the budget of each film.

•

Second, our financial partner will receive 140% of the amount of their investment.

•

Third, Global Universal will retain 50% of the sales receipts.

•

Fourth, all remaining net profits are divided equally between Global Universal and any financial partner.

•

Global Universal’s overhead and production costs are recovered from a production fee included in the budget of each film.

•

At the end of the license term, all film rights revert to Global Universal.

Our Agreement with Image In Media:

In the distribution/production partnership recently negotiated between Image In Media and Global Universal, the Company has structured a bankable finance strategy to fund the production of films with budgets of $3 million and under using a long term Letter of Credit. The financing mechanism incorporates the foreign government tax incentive certificates, foreign sales estimates while using a letter of credit as collateral to handle any “shortfalls” that occur during production.

LOW BUDGET GENRE PRODUCTION & DISTRIBUTION

Genre pictures allow for production at low budget levels for two basic reasons. First, these types of pictures are sold and marketed on the basis of concept rather than cast. Costs associated with “named stars” are not required. Second, these genres allow for inexpensive settings, shorter filming schedules with less expensive casts in more controlled environments, significantly lowering production costs.

Since consumers of this genre are a well-defined and accessible group (specifically, men and women under 25 years old), marketing costs are reduced by concentrating advertising and publicity efforts on a definable demographic.

These film productions will utilize completion bonds. The bonds are a form of insurance against unanticipated and unapproved cost overruns, as well as unforeseen events such as illness, natural disasters, etc. This insurance will protect our investors against over-budget costs.

Most major video distribution companies have unused capacity and a desire to distribute third party films to add to their own internally produced product. Third party product can often be distributed less expensively since it does not have to incorporate a studio’s overhead or involve using studio facilities. Such product also requires less studio management oversight during production. The worldwide home video market, plus cable television continues to show strong performance, particularly in Global Universal’s targeted genres, which include “edgy” thrillers and “specialty” pictures.

Global Universal already owns the rights “in house” to all four of the screenplays that it intends to produce as films. The Company is able to by-pass the script optioning process. Development of screenplays can be a costly and time-consuming process.  Such proprietary ownership significantly reduces development costs and the time necessary to move from development to production.

The first four films Global Universal will produce will eventually become part of the Global Universal film library. A film library, over time, will build asset value for our publicly traded Company.  Following the license term of each picture (7 years for direct-to-video releases and 20 years for theatrical releases), the film distribution rights and eventual ownership will become part of Global Universal’s assets. Therefore, the Company can build a significant film library that may be re-licensed on either an “ad-hoc” or “packaged” basis, or sold to a 3rd party. Film libraries are typically valued by estimating future revenues from future sale cycles and then calculating a net present valuation. Pay, free and syndication broadcasters are continually re-licensing titles. Future revenues will also be derived from new sources such as cell phones, iPods, video on demand, Internet broadcasts etc.

MOTION PICTURE INDUSTRY OVERVIEW

Background

The motion picture industry consists of two principal activities: production, which involves the development and production of motion pictures; and distribution, which involves the promotion and exploitation of feature-length motion pictures in a variety of media, including theatrical exhibition, home video, television and other ancillary markets, including airlines, cruise ships and new technology platforms such as video-on-demand, both in the U.S. and internationally.

Motion Picture Production

The production of motion pictures occur in four distinct stages prior to initial release: development, pre-production, principal photography and post-production. The creation of a motion picture begins with the development of an original screenplay by a writer, the screenplay adaptation of a novel, other literary or dramatic work. Once the screenplay material is identified, the production process begins.

The development stage includes acquiring the material in question, writing the screenplay and obtaining commitments from key talent such as the director, principal cast members and other creative personnel.

The pre-production stage includes securing the necessary production facilities and personnel, finalizing the motion picture budget and production schedule, selecting filming locations and the building, if necessary, of required sets. The production stage essentially is the period of principal photography.

The post-production stage includes the picture editing, the creation of special visual and optical effects, if necessary, the composition and recording of the musical score, the sound editing, and synchronization of dialogue, sound effects, the musical score and the “final cut” of the picture. The “final cut” then results in the production of a negative from which release prints and/or a video master are created.

Motion Picture Distribution

The distribution of a motion picture involves the licensing of the motion picture for exploitation in various markets both domestically and internationally. Timing patterns of distribution, commonly referred to as “windows”, are calculated to ensure that a film is released during what are believed to be optimal market conditions.

Distribution of a motion picture involves commercial exploitation in the U.S. and international markets including theatrical exhibition, home video distribution (DVDs, videocassettes, etc.), television exhibition (including pay-per-view, pay, network, syndication and basic cable), merchandising and other ancillary rights in the motion picture (such as books, soundtracks, and video games) and “non-theatrical exhibition” (such as airlines, cruise ships, hotels and armed forces facilities).

Films may be released initially into the theatrical exhibition market or, as has become more prominent recently, initially into the video distribution market. Following these releases, films are then released into the pay television market, and then followed by the free television market (CBS, NBC, ABC, FOX etc.).

The initial theatrical, home video, pay-per-view, pay television, and free television, including network, syndication and basic cable, comprise what is typically referred to as the first distribution “cycle”.  While a substantial portion of a motion picture’s total revenues are generated during the first “cycle”, significant revenues can be generating in succeeding “cycles.” For example, re-pricing and re-packaging of video releases and re-licensing of television exhibitions.  Some motion pictures may generate revenues from the creation of derivative works such as remakes, sequels, and spin-offs.

Theatrical Exhibition Market

The theatrical exhibition of motion pictures entails the promotion and release of the film in theatres. The theatrical distribution of a motion picture, both in the U.S. and internationally, involves the licensing and booking of the film to theatrical exhibitors (movie theatres), the advertising and publicity campaigns to support the release and the manufacture of release prints from the film negative. The distributor and the exhibitor typically enter into an agreement to determine the payment arrangements from the box-office to the distributor, generally as a percentage of gross box office receipts. This percentage is referred to as the “rental” rate, which is typically within the range of 35% to 60%. These “rental” rates vary among countries.

Releasing costs include advertising campaigns, trailers, publicity campaigns, print advertising, and other forms of promotional media, including the Internet.

Home Video Distribution

The film’s distributor sells, in most cases, DVDs and cassettes to local, regional and national video wholesalers and retailers, which then sell and/or rent these DVDs and cassettes to consumers. There remain some revenue sharing agreements, though this business has been declining, whereby the wholesaler or retailer purchases the DVDs and cassettes at reduced prices in return for which the distributor shares in the rental income. Certain mass merchants, including Wal-Mart and Target, occupy a significant and important retail position in the DVD and cassette sale market.

Television Distribution

Television rights to motion pictures are generally licensed first to pay-per-view television following initial video release, then to pay television, and thereafter to free television such as network, syndication and basic cable for an exhibition period, and then, in many cases, back to pay television again. In addition, many films are licensed for subsequent “cycles” of pay and free television exhibitions.

Pay-per-view allows subscribers to pay for individual programs. Pay television allows cable and satellite subscribers to view such services as HBO, Showtime, Starz/Encore, Canal+, BSkyB, Premiere, JSB and other services for a monthly subscription fee.

Basic cable networks and local broadcast stations may purchase exhibition rights for a specified number of telecasts over a specific license period.

Non-Theatrical And Ancillary Rights Distribution

Motion pictures may be licensed for “non-theatrical” use by outlets such as airlines, ships, oilrigs, schools, public libraries and government groups such as the armed forces.

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

(c)

Other Business

LitFunding USA, Inc.

LitFunding USA is a wholly-owned subsidiary of Global Entertainment Holdings, and is engaged in the business of investing in litigation recoveries.

 Through LitFunding USA, we provide funding to qualifying plaintiffs and plaintiffs’ attorneys for the payment of costs and expenses of litigation, principally in the areas of personal injury, medical malpractice, product liability, toxic torts and employment. These costs generally include costs such as court filing fees, expert witnesses, private investigators (i.e. if the litigant is injured or otherwise incapacitated and unable to work) and other expenses of a law office in filing and maintaining a civil lawsuit. We generated revenues by raising capital and advancing this capital to various law firms pursuant to “Settlement Agreements.” These Settlement Agreements provide that the funds advanced were to be repaid to us, plus a fee, when the lawsuits referenced in the agreement ultimately settle. The amount of the fee payable on the funds advanced depended upon the length of the time the funds were outstanding, up to a fixed limit.  Pursuant to the terms of the Settlement Agreements, our contractual right to payment was limited to the funds ultimately paid to the law firm from the specified lawsuit, or lawsuits, in which the funds were invested.

Throughout our fiscal year 2007, we had contracts with attorney clients located in California (with an emphasis in Los Angeles, Orange, Ventura and San Diego counties), Georgia, Illinois, Minnesota, Mississippi, New York and South Carolina. Our internal guidelines limit non-recourse investment in any given case can be no more than 7% of what our retained legal experts estimate to be the value of the case to us.  In exchange for our financial support, we receive a contingent contractual interest secured by a security interest in the monetary settlement or judgment in the lawsuit.  If a case is lost or abandoned, we receive nothing in exchange for our investment.  We are not a law firm and take no role in the filing or handling of the litigation.  However, if the case is settled or a judgment is obtained against the defendant, we are paid according to the formula in the contract.  Generally, we receive a return of our investment, plus a 45% fixed fee, due upon return on the funds we provided, for each 90-day period that the principal is outstanding.  This return is sometimes “capped”, depending upon the circumstances involved in the underlying litigation.  Excluding cases that are lost and do not pay any return, our statistics show that we receive a return of our investments and fees on cases we invest within an average of 12 to 36 months from the date of our investment.  Most of our current, remaining portfolio consists of cases that are more than 36 months from the date of advance.

During the fiscal year ending December 31, 2007, we had no new cases or lending activity associated with this business entity, and had an aggregate investment of $354,000 in cash advances on approximately 22 cases. During 2007, we collected $74,500 in principle and fees, lost $30,000 of principle, and have an ongoing interest in open and unresolved cases whose advances and fees total approximately $1,545,433.

In March of 2008, our Board of Directors elected to divest its interest in LitFunding USA in exchange for an ongoing interest in the revenues generated from collection of the amounts advanced to attorneys. This decision to sell LitFunding USA was primarily a result of the Company’s change in focus to the motion picture production industry, as well as our efforts to reorganize the Company and reduce liabilities. On March 31, 2008, the Company sold its interest in LitFunding USA to a private company, Iscom, Inc., in a transaction that will divest the Company of its former core operating business assets and associated liabilities. Further information on this transaction is available in our report on Form 8-K, filed with the SEC on April 8, 2008.

Easy Money Express, Inc.

In March, 2006, we acquired 100% of the issued and outstanding shares of the common stock of Easy Money Express, Inc., a Nevada Corporation from its two stockholders. Easy Money continues as a wholly-owned subsidiary of the Company.  There has been no activity nor have operations taken place since its acquisition.

(d)

Risk Factors

Risk Factors That May Affect Our Results of Operation

We have a limited operating history and lack of profitability.

We still have limited operating history having begun business in the year 2000.  During that time, we have incurred losses in every quarter since inception except for the extraordinary gain realized in December 2004 and we remain subject to the risks and uncertainties usually encountered by early stage companies. Our new focus on Motion Picture production will change the way which we will reach profitability.

We will require additional funds to achieve our current business strategy of producing films and our inability to obtain additional financing could cause us to cease our business operations.

We will need to raise additional funds through public or private debt or sale of equity to achieve our current business strategy with respect to the production of feature-length films. Such financing may not be available when needed. Even if such financing is available, it may be on terms that are materially adverse to your interests with respect to dilution of book value, dividend preferences, liquidation preferences, or other terms. Our capital requirements to implement our business strategy will be significant. However, at this time, we can not determine the amount of additional funding necessary to implement such plan. We intend to assess such amount at the time we will implement our business plan. Furthermore, we intend to effect future acquisitions with cash and the issuance of debt and equity securities. The cost of anticipated acquisitions may require us to seek additional financing. We anticipate requiring additional funds in order to fully implement our business plan to significantly expand our operations. We may not be able to obtain financing if and when it is needed on terms we deem acceptable. Our inability to obtain financing would have a material negative effect on our ability to implement our acquisition strategy, and as a result, could require us to diminish or suspend our acquisition strategy.

If we are unable to obtain financing on reasonable terms, we could be forced to delay, scale back or eliminate certain film projects. In addition, such inability to obtain financing on reasonable terms could have a material negative effect on our business, operating results, or financial condition to such extent that we are forced to restructure, file for bankruptcy, sell assets or cease operations, any of which could put an investment in our Company at significant risk.

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

Our cash flow from the financing of litigation depends on a lengthy collection cycle and factors beyond our control that may require us to obtain interim financing.

Our procedures and underwriting process have been changed in past years to try and lessen our risk and to shorten our collection cycle with respect to our business of financing litigation recoveries. Nevertheless, our collection cycle on advances made will remain lengthy compared to other similar industries.  We believe that cases we advance funds to attorneys on may take between 18 months and 36 months to reach resolution.  Larger cases may take longer to reach resolution.  Once we advance the money, the collection cycle is out of our control and this may force us to seek other sources of capital to fund our overhead expenses.  There can be no assurance that in such an event we could find such financing or that, if we could, the financing would be available on satisfactory terms. Additionally, our film production business is not likely to produce any significant cash flow until completion of our first film.  Although there can be no guarantee that we will ever complete any of our intended films, we anticipate completion of our first film in the fourth quarter of 2008.

We have historically had losses from operations and losses may continue in the future, which may cause us to curtail operations.

Since our inception we have not been profitable and have lost money on both a cash and non-cash basis.  For the year ended December 31, 2007, we incurred net losses of $99,034 Our accumulated deficit at the end of December 31, 2007 was $11,324,300. Future losses are likely to occur, as we are dependent on spending money to pay for our operations. No assurances can be given that we will be successful in reaching or maintaining profitable operations.  Accordingly, we may experience liquidity and cash flow problems.  If our losses continue, our ability to operate may be severely impacted or alternatively we may be forced to terminate our operations.

We could fail to attract or retain key personnel, which could be detrimental to our operations.

Our success largely depends on the efforts and abilities of our Officers and Directors. The loss of their services at this point in our development could materially harm our business because of the cost and time necessary to find successors. Additionally, we are dependant upon the services of the officers of our subsidiary, Global Universal Film Group.  We do not have other key employees who could manage Global Universal’s film operations. Such a loss would also divert management attention away from operational issues. To the extent that we are smaller than our competitors and have fewer resources, we may not be able to attract a sufficient number and quality of personnel, when required.

Because our common stock is deemed a low-priced “Penny” stock, an investment in our common stock should be considered high risk and subject to marketability restrictions.

Since our common stock is a penny stock, as defined in Rule 3a51-1 under the Securities Exchange Act, it will be more difficult for investors to liquidate their investment even if and when a substantial and liquid market develops for the common stock. Until the trading price of the common stock rises above $5.00 per share, if ever, trading in the common stock is subject to the penny stock rules of the Securities Exchange Act specified in rules 15g-1 through 15g-10. Those rules require broker-dealers, before effecting transactions in any penny stock, to:

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

It is likely that additional shares of our stock will be issued in the normal course of our business development, which will result in a dilutive effect on our existing shareholders

We will issue additional stock as required to raise additional working capital in order to undertake Company acquisitions, recruit and retain an effective management team, compensate our officers and directors, engage industry consultants and for other business development activities.

If we acquire, invest in, or make alliances with other businesses we face risks inherent in such transactions

We cannot make assurances that alliances or ventures will be consummated in a timely manner.  That they will be structured or financed in a way that will enhance our credit worthiness.  That they will meet our objectives or be successful.  Failure to meet such objectives could have a negative effect on revenues.

Shareholders controlled by current management own a controlling interest in the Company’s voting stock and investors may not have any voice in the management of the Company.

In connection with the acquisition of our stock by Rochester Capital Partners (RCP), RCP holds over 51% of our outstanding shares of common stock, plus an additional, estimated 6% that may be acquired by conversion of our Series B preferred stock. Gary Rasmussen, our CEO, is the General Partner of RCP and exercises sole voting control over its shares. In addition, Mr. Rasmussen and Ms. Giroux, as holders of our Series B preferred stock, have the right to acquire an estimated 30% of our common stock upon conversion of their Series B preferred stock  Thus, these stockholders, acting together, will have the absolute ability to control substantially all matters submitted to our stockholders for approval, including:

•

election of our board of directors;

•

removal of any of our directors;

•

amendment of our certificate of incorporation or bylaws; and

•

adoption of measures that could delay or prevent a change in control or impede a merger, takeover or any other business combination involving the Company and its subsidiaries.

Risk Factors Associated with the Film Production Industry

Competition from providers of similar products and services could materially adversely affect our revenues and financial condition.

The industry in which we intend to compete is a rapidly evolving, highly competitive and fragmented market, which is based on consumer preferences and requires substantial human and capital resources. We expect competition to intensify in the future. There can be no assurance that we will be able to compete effectively.  We believe that the main competitive factors in the film industry includes access to capital, efficient distribution channels and effective marketing and sales of the film, and its ancillary rights. Many of our competitors are well established, profitable and have strong management and access to capital. We may be perceived as relatively too small or untested to be awarded capital and other business resources relative to the competition. Failure to compete successfully against current or future competitors could have a material adverse effect on the Company’s business, operating results and financial condition.

The speculative nature of the film production industry may result in our inability to produce film content or services that receive sufficient market acceptance for us to be successful.

Certain aspects of the film production industry are highly speculative and historically have involved a substantial degree of risk. For example, the success of a particular film depends largely upon unpredictable and changing factors, including the public’s acceptance or appreciation, the success of marketing efforts, the availability of competing films, general economic conditions and other tangible and intangible factors, many of which are beyond our control.

ITEM 2.

PROPERTY

Our corporate headquarters are located at 1516 E. Tropicana Avenue, Suite 245, Las Vegas, Nevada 89119. We occupy approximately 600 square feet of office space at a rental rate of $750 per month.

Additionally, our wholly-owned subsidiary, Global Universal Film Group, maintains offices at the Raleigh Studios lot, consisting of approximately 500 square feet in size and leased on a monthly basis at a rate of $900.00, per month. The offices are located at 650 N. Bronson Avenue, Suite B-116, Los Angeles, California  90004.

ITEM 3.

LEGAL PROCEEDINGS

We are a defendant in several matters in litigation, many of which are in the normal course of business, including litigation for refunds of funds invested. We believe these suits are without merit and intends to defend these litigations in courts of law.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On August 30, 2007, our largest stockholder, Rochester Capital Partners, acted by majority written consent to vote and approve the following matters: (1) to change our corporate name from “LitFunding Corp.” to “Global Entertainment Holdings, Inc., and (2) to authorize our board of directors to effect a reverse split of our outstanding shares of common stock on a basis ranging from not greater than “one-for-ten” and not less than “one-for-three.” Rochester Capital Partners cast its vote on 49,600,300 shares, or 58.7% of our outstanding common stock, in favor of the foregoing matters.  On November 21, 2007, our board of directors voted unanimously to effect a reverse split of our outstanding shares of common stock on a basis of “one-for-ten.”

On December 7, 2007, the holders of our Series B Convertible Preferred stock voted unanimously to: (1) delete section 5(c), thereby removing the automatic conversion feature (whereby the Series B Preferred stock would automatically convert to common stock one year after issuance), and (2) amend section 8 and delete section 9 in order to clarify the effect of a stock split. Votes for: 1,500,00, or 100% of the class.

PART II

ITEM 5.

MARKET FOR COMMON EQUITY & RELATED STOCKHOLDER MATTERS

 (a)

Market Information

Our common stock is quoted under the symbol “GBHL.OB” on the OTC Bulletin Board, which is sponsored by the Financial Industry Regulatory Authority (FINRA).  The OTC Bulletin Board is a network of security dealers who buy and sell stock.  The dealers are connected by a computer network which provides information on current “bids” and “asks” as well as volume information.  The OTC Bulletin Board is not considered a “national exchange.”  Our common shares commenced trading on the OTC Bulletin Board on July 11, 2002.  The following table sets forth the quarterly high and low closing sale prices for our common stock during our last two fiscal years as reported by the National Quotations Bureau.  These quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions. The table has been adjusted to reflect a “one-for-ten” reverse split of our common stock on December 17, 2007.

	2007		2006
	High	Low	High	Low
1st Quarter	1.50	0.60	3.80	1.20
2nd Quarter	1.90	0.70	2.75	0.60
3rd Quarter	1.20	0.50	1.40	0.40
4th Quarter	1.00	0.11	0.70	0.30

 (b)

Holders of Common Stock

As of December 31, 2007, we had approximately 215 stockholders of record of the 9,258,511 shares issued and outstanding.

(c)

Dividends

The Company has never declared or paid any cash dividends on its common stock. For the foreseeable future, the Company intends to retain any earnings to finance the development and expansion of its business, and the Company does not anticipate paying any cash dividends on its common stock. Any future determination to pay dividends will be at the discretion of the Company’s Board of Directors.

(d)

Securities Authorized for Issuance under Equity Compensation Plans

2002 Employee Stock Compensation Plan

Effective August 15, 2002, we adopted a 2002 Employee Stock Compensation Plan, as amended, with a maximum number of 1,500,000 shares that may be issued.  As of December 31, 2006, 537,500 options and 960,000 warrants have been issued under this plan, which leaves 2,500 shares available for issuance.  No Plan shares may be issued after July 14, 2008.

2004 Stock Option Plan

Effective March 9, 2004, we adopted a 2004 Stock Option Plan.  The total number of shares of our common stock which may be purchased pursuant to the exercise of options shall not exceed, in the aggregate, 30% of the issued and outstanding shares of the Company’s common stock.  As of December 31, 2006, 2,320,000 options have been granted under this plan.

2006 Non-Qualified Stock Compensation Plans

Effective February 22, 2006, we adopted the “2006 Non-Qualified Stock Compensation Plan.” The maximum number of shares that may be issued pursuant to the plan is 6,000,000 shares.  As of December 31, 2007, a total of 4,000,000 shares have been issued under this plan.

Effective September 29, 2006, we adopted the “2006-B Non-Qualified Stock Compensation Plan.” The maximum number of shares that may be issued pursuant to the plan is 6,000,000 shares.  As of December 31, 2007, a total of 4,545,412,000 shares have been issued under this plan.

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

The table below sets forth information as of December 31, 2007 regarding outstanding options granted under the plans, warrants issued to consultants and options reserved for future grant under the plan.

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

(1) 2,500 shares are available for issuance under our 2002 Employee Stock Compensation Plan.  Under the 2004 Stock Option Plan, we are allowed to issue a total number of shares of our common stock that may be purchased pursuant to the exercise of options and shall not exceed, in the aggregate, 30% of the issued and outstanding shares of the Company’s common stock.

These plans are intended to encourage directors, officers, employees and consultants to acquire ownership of common stock.  The opportunity so provided is intended to foster in participants a strong incentive to put forth maximum effort for its continued success and growth, to aid in retaining individuals who put forth such effort, and to assist in attracting the best available individuals to the Company in the future.  As of December 31, 2007, 2,500 shares remained available for issuance under the 2002 employee stock compensation plan.  As of December 31, 2007 1,454,588 shares remained available under the 2006 non-qualified stock compensation plan.

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

OVERVIEW AND OUTLOOK

During 2007, we were in the business of investing in litigation recoveries. This business was conducted through our subsidiary, LitFunding USA, and its six, wholly-owned limited liability companies.  LitFunding USA resumed the business of California LitFunding (our subsidiary who has been in the business since 2000) subsequent to June 17, 2004, after the United States Bankruptcy Court entered an order confirming us and California LitFunding joint plans of reorganization.  We raise and advance capital to various law firms pursuant to “Settlement Agreements”.  These Settlement Agreements provide that the funds advanced shall be repaid to us, plus a fee, when the lawsuits referenced in the agreement ultimately settle.  The amount of the fee payable on the funds advanced depends upon the length of the time the funds are outstanding, up to a fixed limit.  Pursuant to the terms of the Settlement Agreements, the Company’s contractual right to payment is limited to the funds ultimately paid to the law firm from the specified lawsuit, or lawsuits, in which the funds are invested or expended.

In June, 2006, we announced the receipt of an order of final decree closing our bankruptcy proceedings on the grounds that the bankruptcy case has been fully administered.

During the fiscal year 2007, we had no new cases or lending activity associated with this business entity.  For the year ended December 31, 2007, we had $354,000 in funds invested in approximately 22 cases. We collected $74,500 in principle and fees, lost $30,000 of principle, and currently have open and unresolved cases totaling approximately $1,545,433. We estimate that the principle and fees expected on the open and unresolved cases is approximately $1,545,433.

However, most of these cases are well over 36 months old and there has been very little or no contact or follow up with most of the attorneys representing these remaining cases.  Our present management surveyed most of the attorneys and is of the opinion that our chances of recovering all or a significant portion of our advances and fees is doubtful. Therefore, in late 2007, our management decided to sell our interest in LitFunding USA upon terms that would provide us with a 50% interest in the operations of this entity, after allowances for all liabilities, overhead and collection expenses. This sale was completed on March 31, 2008.  Accordingly, we are no longer actively in this business and will focus our efforts and resources going forward on the film production business.

Results of Operations

The following overview provides a summary of key information concerning our financial results for the years ended December 31, 2007 and 2006.

Revenues

	Year Ended December 31,		Increase (Decrease)
	2007	2006	$	%
Net Revenue	216,089	$644,040	$(427,951)	(66%)

Revenue: Total revenue was $216,089 and $644,040 for the fiscal years ended December 31, 2007 and 2006, respectively. Our decrease in revenue of $427,951 is due to the declining condition of our litigation funding business and our shifting of business operations into the entertainment industry. We cannot guarantee with certainty when we will generate revenue sufficient to fund ongoing operations. Our future revenues will be reliant on the ability to produce and market film and entertainment products.

Operating expenses

	Year Ended December 31,		Increase (Decrease)
	2007	2006	$	%
Reserve for unsuccessful resolution of lawsuits			$35,200
General and administrative expenses	543,051	1,659,845	(1,116,794)	(65%)
Consulting fees – related party			8,301	-
Financing expense	70,000	45,906	24,094	52%
Depreciation and amortization	26,001	23,558	2,443	10%
Preferred stock dividend		19,993		-
Total operating expenses	639,052	$1,749,302	$(1,110,250)	(63%)

Total operating expenses for the year ended December 31, 2007 decreased by $1,116,794 from the year ended December 31, 2006 because of the cost cutting procedures that have been implemented.

Other income (expense)

	Year Ended December 31,		Increase (Decrease)
	2007	2006	$	%
Other income	$53,947	$10,000	$43,947	439%
Interest (expense)	(94,099)	(62,685)	31,414	50%
Rental income	-	0		-
Amortization of debt discount		130,000		-
Total other income (expense)	(40,099)	77,315	37,216	3,552%

Our interest expense was $37,216 higher in 2007 than in 2006 because we used short term financing to cover operating costs.

Net (loss)

	Year Ended December 31,		Increase (Decrease)
	2007	2006	$	%
Net (loss) before extraordinary gain	$(99,034)	$(1,027,947)	$928,913	(90)%

Our net loss before extraordinary gain was approximately 90% lower in the year ended December 31, 2007 as compared to the year ended December 31, 2006 because we realized gains on debt conversion restructuring and negotiations on expense liabilities.

Operation Plan

Global Entertainment Holdings, through its wholly owned subsidiary Global Universal, plans to develop the business of producing low-budget genre pictures with recognizable, name talent.  Global Universal management believes investment risk can be significantly reduced by utilizing Canadian and other major countries Government tax incentives to cover up to 50% of each film’s budget. Additional coverage of 20% to 25% of a film’s budget can be derived from pre-selling either foreign or U.S. rights to the film.  The remaining balance (25% to 30%) will be obtained from private investment of debt, equity or combination of both.  Management intends to retain revenues generated from one or more territories of each film to provide cash flow for operating expenses to assure long-term profitability for the Company and its shareholders.

We have cash of approximately $2,558 as of December 31, 2007. In the opinion of management, available funds will not satisfy our working capital requirements for the next twelve months. Nevertheless, our reorganization plan does provide for sufficient revenue to sustain operations.

We will also need to raise funds to continue to implement our business plan. We plan to raise these funds through private and institution or other equity offerings including interest bearing debentures.  We may also rely on our Investment Agreement with Imperial Capital by exercising a “put” to have them purchase up to $3 million of our common stock at a price equal to 93% of market value at the time we elect to issue such put.  We may attempt to secure other loans from lending institutions or other sources. We will also consider establishing relationships with selected business partners whose contributions include necessary cash. There is no guarantee that we will be able to raise additional funds through offerings or other sources. If we are unable to raise funds, our ability to continue with operations will be materially hindered.

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

On December 21, 2005, we entered into a Promissory Note with Global Universal Film Group, Inc. for the principal amount of $50,000.  Pursuant to the note, Global promised to pay us the sum of $50,000, together with interest at the rate of 6% per annum on any unpaid balance.  The $50,000 is to pay for the costs and expenses incurred in connection with a potential spin-off of Global Universal and was due upon completion of such transaction.  Global Universal shareholders have elected to forego a spin-off transaction and the note was cancelled in connection with our restructuring.

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

Pursuant to our outstanding indebtedness to the law firm of Callahan & Blaine for legal services in connection with our Bankruptcy proceedings, our subsidiary California LitFunding and Michael A. Marcelli entered into a Promissory Note with Daniel J. Callahan for the principal amount of $36,881 on March 1, 2006.  Pursuant to the note California LitFunding and Michael A. Marcelli, jointly promised to pay to the order of Daniel J. Callahan the sum of $36,881 with interest thereon at the rate of 8% per annum.  Monthly installments commenced on April 1, 2006, in the amount of $7,524 and will continue thereafter on the first day of each month until August 1, 2006, at which time all unpaid principal and accrued interest shall be due and payable.  Each monthly payment shall be credited first on the interest then due, and the remainder, if any, on the principal sum; interest shall thereupon cease to accrue on the amount so credited on the principal sum.  Should default be made in the payment of any installment due under the note, Mr. Callahan will be entitled to payment of all amounts due plus $8,305 previously waived in consideration for the note and the whole sum of principal and interest shall become immediately due and payable at the option of Mr. Callahan. On November 7, 2007 545,412 shares of common stock was issued to Callahan & Blaine as conversion of the accrued interest and remaining balance of the note.

On May 10, 2006, Easy Money, our wholly owned subsidiary, entered into a Promissory Note with Davric Corp. for the principal amount of $100,000.  Pursuant to the note Easy Money promised to pay to the order of Davric Corp. the sum of $100,000 together with accrued interest thereon at 24% per annum.  The principal amount of the note or any part thereof, along with all interest accrued and unpaid thereon, shall be payable to Davric Corp. on or before one year from the date of May 10, 2006. On October 24, 2007, we issued 1,000,000 shares of our common stock to Daveric Corp. in exchange for their conversion of the principle of the note and forgiveness of the accrued interest.

On March 5, 2007, a promissory note in the principal amount of $250,000 was issued by Rochester capital Partners as consideration for the purchase of 40 million shares from the Company. The note was fully paid off on August  9, 2007.

On July 10, 2007 the Company issued a promissory note in the amount of $5,000 to Stanley Weiner, a director of the Company, with interest accruing at 6% per annum. Mr. Weiner has elected to convert this note into common stock.

On  September 28, 2007, the Company issued 5,000,000 shares of common stock for the conversion of its promissory note dated December 9, 2004, in the principle amount of $500,000. The note had been assumed by Stanley Weiner, our Vice President of Finance and a director. The accrued interest was forgiven by the note holder.

On  September 28, 2007 the Company issued 1,250,000 shares of common stock to J-Bear Investment, LLC., for the conversion of three stock subscription notes issued in 2007 by our subsidiary, Global Universal, with varying dates totaling a principle amount of $100,000. Any accrued interest was waived.

On September 28, 2007, the Company issued 243,750 shares of common stock to Peter Liapis for the conversion of a stock subscription note dated May, 23, 2007, the principle amount of $15,000, accrued interest was waived.

On December 28, 2007, several promissory notes held by Rochester Capital Partners, LP, totaling $64,940, with accrued interest of $5,595, were converted into 641,225 shares of the Company’s Series B, Convertible Preferred Stock. Mr. Rasmussen, our CEO, is the General Partner of this partnership.

On December 28, 2007, several promissory notes held by Gary Rasmussen totaling $32,000, with  accrued interest of $5,735, were converted into 343,227 shares of the Company’s Series B, Convertible Preferred Stock. Mr. Rasmussen is the CEO of Global Entertainment Holdings, Inc. and a board member.

On December 28, 2007, several promissory notes held by Jackelyn Giroux, totaling $148,000, with  accrued interest of $17,625, were converted into 1,505,682 shares of the Company’s Series B, Convertible Preferred Stock. Jackelyn  Giroux is the President and CEO of our subsidiary Global Universal Film Group Inc.  Mr. Rasmussen is the Chairman of Global Universal and a board member.

Agreements with Imperial Capital Holdings

On January 16, 2006, we entered into an Equity Investment Agreement (“Investment Agreement”), which is an equity line of credit ("ELoC"), with Imperial Capital Holdings ("Imperial"). On that same date, we entered into a Registration Rights Agreement (“Registration Agreement”) with Imperial, which called for us to file a registration statement relating to the ELoC within sixty days.  Further, we were in default of our promise to register the common stock underlying the shares of our Series A convertible preferred stock, which Imperial acquired in August, 2005, and, in July, 2006, we were also in default on the payment of a $30,000 promissory note due Imperial on July 12, 2006. On July 28, 2006, we reached an understanding with Imperial to cure our defaults in exchange for the issuance of 800,000 shares of common stock. Concurrently, we entered into a new Investment Agreement and a new Registration Rights Agreement with Imperial with substantially similar terms as the original agreements dated January 16, 2006.  In October, 2006, we agreed to issue 200,000 shares to Imperial to cover interest on the $30,000 note. In January, 2007, we agreed to issue an additional 300,000 shares to cover dividends due on the Series A 12% preferred stock and to grant an additional 60-day extension on the $30,000 note.  On November 12, 2007, we borrowed an additional sum of $12,500 from Imperial and renewed our previous $30,000 note, combine in a new note in the principal amount of $45,000, with interest at 12%, and a maturity date of April 15, 2008. This note is secured by advances against our ELoC. On December 14, 2007, we borrowed an additional $6,000 from Imperial with interest at 12%, due April 15, 2008. This note is convertible into common stock at $.05 per share.

The ELoC terminates 24 months after the registration statement has been declared effective. On June 5, 2007, our registration statement was declared effective by the SEC. The maximum amount of money that the ELoC may provide to us over the 24-month period of time is $3,000,000. During these 24 months, commencing June 5, 2007, we may periodically deliver newly issued, registered shares of our common stock to Imperial who will then deliver to us the purchase price, in cash, in amounts based on a fluctuating price per share of our common stock. We are not obligated to request any portion of the $3,000,000. The actual aggregate number of shares that we may issue pursuant to the Investment Agreement is not determinable as it is based on the market price of our common stock from time to time and how much funding we desire from time to time. We have reserved 9 million shares for issuance under the ELoC. However, Imperial is not obligated to purchase such amount of shares that would cause it to own more than 9.9% of our total number of outstanding shares at any given time.  From time to time, we may, in our sole discretion, deliver a put notice to Imperial which states the dollar amount which we intend to sell to Imperial which will be, at our choice, either:

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

Auditor’s ‘Going Concern’ Opinion

 The Independent Auditor’s Report issued in connection with the audited financial statements of the Company for the calendar years ending December 31, 2007 and 2006, expresses “substantial doubt about [our] ability to continue as a going concern,” due to the Company’s lack of profitable operations, our working capital deficit, and our retained earnings deficit.

 The Company has not had a profitable operating history, and we have no current sources of revenue. We cannot guarantee that we will become profitable.

Current Working Capital.

We are subject to a working capital deficit, which means that our current assets on December 31, 2007, were not sufficient to satisfy our current liabilities and, therefore, our ability to continue operations is at risk.  We had a working capital deficit for the year ended December 31, 2007 which means that our current liabilities exceeded our current assets on December 31, 2007 by $605,022.  Current assets are assets that are expected to be converted to cash within one year and, therefore, may be used to pay current liabilities as they become due. Our working capital deficit means that our current assets on December 31, 2007, were not sufficient to satisfy all of our current liabilities on December 31, 2007.  If our ongoing operations do not begin to provide sufficient profitability to offset the working capital deficit, we may have to raise capital or debt to fund the deficit or curtail future operations.

Summary of Product and Research & Development That We Will Perform for the Term of Our Plan.

We do not anticipate performing any significant product research and development under our plan of operation until such time as we complete a merger or acquisition that may require it.

Expected Purchase or Sale of Plant and Significant Equipment.

We do not anticipate the purchase or sale of any plant or significant equipment, as such items are not required by us at this time, nor are they anticipated to be needed within the next twelve months.

Significant Changes in the Number of Employees.

We currently employ 4 full time employees.  Because of the legal proceedings previously discussed in our prior reports, we experienced a deleterious and damaging loss of both financial resources and key personnel associated with our former business model of investing in litigation recoveries.  In the event that we are successful in generating significant revenues and expanding our present operations in the film production business, we will need to hire additional employees or independent contractors in the future.

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

 FINANCIAL STATEMENTS

See Index to Financial Statements and Financial Statement Schedules appearing on page F-1 through F-20 of this Form 10-KSB.

ITEM 8.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We have appointed Lawrence Scharfman & Co., CPA, P.C., as the Company's independent accountants for the years ended December 31, 2007, and 2006. This is a change in accountants recommended by the Company's Executive Management and approved by the Company's Board of Directors.  We dismissed Epstein Weber & Conover, PLC and engaged Lawrence Scharfman & Co., CPA, P.C. on April 28, 2006.  During the most recent two fiscal years and during the portion of 2006 preceding the Board’s decision, neither the Company, nor anyone engaged on its behalf, has consulted with Lawrence Scharfman & Co., CPA, P.C., regarding: (i) either the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company’s financial statements; or (ii) any matter that was either the subject of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K) or a reportable event (as described in Item 304(a)(1)(v) of Regulation S-K).

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

ITEM 8A.

CONTROLS AND PROCEDURES

We conducted an evaluation, with the participation of Morton Reed, our President & Chief Executive Officer (through August 31, 2007), Gary Rasmussen, our current Chief Executive Officer, and Terry Gabby, our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of December 31, 2007, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, Messrs. Rasmussen and Gabby have concluded that as of December 31, 2007, our disclosure controls and procedures were not effective at the reasonable assurance level, primarily due to our inability to timely file this report on Form 10-KSB within the time frame prescribed by the Securities and Exchange Commission.

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

Other than the deficiency and weakness described above, Mr. Rasmussen, our Chief Executive Officer and Mr. Gabby, our Chief Financial Officer concluded that our disclosure controls and procedures are generally effective.

In an attempt to prevent further breakdowns in our internal control over financial and disclosure reporting, we intend to engage the services of an independent financial consultant to assist us in the preparation of our financial statements in accordance with GAAP and assist in the evaluation of our financial statement disclosures. This was our only change in our internal control over financial reporting for the most recent quarter ended December 31, 2007.

ITEM 8B.

OTHER INFORMATION

None.

PART III

ITEM 9.

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The members of the board of directors serve for one year terms and are elected at the next annual meeting of stockholders, or until their successors have been elected.  The officers serve at the pleasure of the board of directors.

Resignations and Appointments of Officers and Directors

Effective February 22, 2007, our Board of Directors appointed Dennis H. Johnston as a director.  However, effective June 27, 2007, the Board of Directors dismissed Mr. Johnston for cause.

Effective August 31, 2007, Morton Reed resigned as our President, CEO and Chairman of the Board of Directors.  Mr. Reed’s resignation was for health reasons and was not a result of any disagreements with the Company.

Effective September 1, 2007, the board of directors appointed Gary Rasmussen as interim CEO and a Director of the Company.

Effective September 26, 2007, the board of directors appointed Virginia Perfili as a Director of the Company.

Information as to our current directors and executive officers is as follows:

Name	Age	Title
Gary Rasmussen	55	CEO and Director
Terry Gabby	63	CFO and Treasurer
Stanley Weiner	64	Director and VP of Finance
Virginia Perfili	48	Director

Duties, Responsibilities and Experience of Director & Officers

Gary Rasmussen.  Mr. Rasmussen will serve as our Chairman and will guide the Company through its transition to a public-traded entity, as well as oversee our ongoing business development, acquisitions and financing. Mr. Rasmussen has an extensive background spanning over 30 years as an entrepreneur with vast experience in all phases of business development, having been a founder, chief executive officer or director of numerous private and publicly-held corporations engaged in the areas of cable television, investment banking, mortgage banking and motion pictures.  He has extensive experience in raising debt and equity capital for both public and private enterprises, implementing short and long term business planning and strategic concepts, acquisitions and divestitures, and has played a leading role in spearheading several publicly held corporations from their inception through the capital raising stages. Mr. Rasmussen is a graduate of Western Michigan University.

Terry Gabby.  Mr. Gabby has served as Chief Financial Officer and Treasurer of the Company since July 1, 2005.  Mr. Gabby has over 30 years’ experience in executive management, auditing and finance. As the senior auditor for a regional audit firm, Seidman & Seidman CPA's, he was the senior in charge of audits for several publicly held companies in the casino and manufacturing industries. From 1981 to 1991, Mr. Gabby was the corporate director of internal audit for Sahara Resorts, Inc., a publicly traded company with several gaming subsidiaries and time-share properties. As a consultant for various clients, Mr. Gabby has developed and implemented financial accounting systems, internal control systems and participated in establishing review procedures for compliance testing as required under the Sarbanes-Oxley Act. The past seven years, Mr. Gabby has held the executive positions of Chief Financial Officer and Controller for several large tribal gaming enterprises located in several state jurisdictions. These enterprises were business start-ups requiring loan acquisitions, funding distributions, construction cost control and the development of financial reporting systems. Mr. Gabby earned his Bachelor of Science degree in accounting from the University of Nevada, Las Vegas College of Business Administration in 1973. Mr. Gabby will receive a salary of $55,000 annually, and will receive a signing bonus of 10,000 options to purchase shares of the Registrant's common stock at $0.41 per share. Mr. Gabby is not an officer or director of any other reporting company.

Stanley B. Weiner.  Mr. Weiner has served as a Director of the Company since October 2003 and Vice President of Finance of the Company since December 2000.  Mr. Weiner has more than 35 years experience creating and running businesses.  Mr. Weiner was the founding officer of Gemini Financial Corporation, a NASD Broker/Dealer from 1970 through 1975, President of APA, Real Estate Syndication Company from 1975 through 1978, Managing Partner of Agri-World Partnership from 1978 through 1983, an agricultural project syndication company with offices throughout

Europe and the Middle East.  Mr. Weiner was a Founding Officer/President of Regent Properties from 1985 through 1990, and Chief Executive Officer of Wise Industries from 1990 through 1993, a company specializing in pollution control devices.  In 1978, Mr. Weiner founded Western Pacific Investment Corporation, centers and agricultural properties in addition to packaging many tax-sheltered investments.  As a result of the foregoing activities, Mr. Weiner has extensive experience in marketing, acquiring, financing and developing commercial and agricultural property, negotiating agreements and packaging transactions.  Mr. Weiner received his Bachelor of Arts degrees in both Psychology and Economics from California State University at Long Beach in 1966.  He also did graduate work in both fields at UCLA.  Mr. Weiner has in the past held a National Association of Securities Dealers Principals license and is a licensed Real Estate Broker.  Mr. Weiner is not an officer or director of any other reporting company.

Virginia Perfili.  Ms. Perfili has been involved in the entertainment industry for the past 25 years, having served as the President of a public company, Orphan, Inc., and as a writer, director, producer and executive producer of several feature-length films, many music videos, and a TV show pilot.

In 1984, Ms. Perfili was a co-founder and served as President of Orphan, Inc., a publicly held, entertainment company that started as a small Detroit-based, independent record label. Under her leadership, Orphan acquired marketed five recording artists, all of which began charting on the Billboard charts, negotiated several distribution deals, obtained an artist contract with Atlantic, as well as contracts to produce videos for Atlantic and Sony.

In 1990, Orphan ventured into producing feature films.  Orphan joined forces with Gary Rasmussen (currently CEO of Litfunding), who was instrumental in raising capital for several films that were produced by Orphan.  Ms. Perfili was both producer and executive producer for the feature films, “Mirror Mirror” and “Mirror Mirror 2: Raven Dance”, and spearheaded their marketing and distribution.  Both of these independent feature films enjoyed theatrical, cable,  Pay-Per-View, TV broadcast, VHS, DVD, and Laser Disc releases, domestically.  In 1995, she directed another sequel, Mirror, Mirror III: The Voyeur.  Ms Perfili has always had a keen eye for recognizing fresh, new talent as demonstrated by the fact that she cast a then unknown young actor, Mark Ruffallo, as the male lead in both Mirror, Mirror 2 and Mirror, Mirror III, his very first leading roles in a feature film.

From 2000 through present, Ms. Perfili has been actively involved as a producer and consultant in the entertainment industry, and was also a director and consultant for a publicly-held, Voice Over Internet company.  In 2006, Virginia Perfili organized Freelance Filmworks, LLC., and served as the Executive Producer of its current feature film, tentatively entitled “ROUNDS”, which is presently in post production.

Ms. Perfili graduated from Wayne State University in Detroit, Michigan, with a B.A. degree in Humanities with a pre-law curriculum.

Dennis H. Johnston.  Mr. Johnston served as a director from February 22, 2007, until his dismissal on June 27, 2007.  He was formerly a practicing attorney in the State of California with over twenty-eight years experience in representing financial institutions, public and privately traded corporations and has successfully completed in excess of three billion dollars worth of acquisitions during his practice.

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

Morton Reed, Ph.D.,  served as our President, CEO and a Director of the Company from December 2000 through August 2007.  Dr. Reed served in the United States Marine Corps during the Korean War.  After returning from overseas he attended UCLA for his undergraduate studies in English and Philosophy.  From 1960 through 1980 he served as an executive in several business ventures:  CEO of Cathay Studios, from 1960 to 1968; CEO of Orient Limited of Nevada from 1968 to 1972; President and Chairman of AAlpha Mortgage Company from 1970 to 1982.  During this time he continued with his education earning a Masters Degree in Psychology form Antioch University in

1973 and a Doctorate in philosophy in Clinical Psychology from California Graduate Institute in 1975.  In 1996 Dr. Reed joined Magnolia Studios a post production facility in Burbank, CA and helped effect a rate of that company to Millennium Studios which appointed him interim CEO.  He left Millennium in 1999 and joined Case Financial, a litigation funding company where he served as VP of Sales.  In November 2000, Dr. Reed left Case Financial to for LitFunding Corp. where he remains as President.  Dr. Reed is not an officer or director of any other reporting company.

Management Biographies for Global Universal Film Group, Inc.

Jackelyn Giroux.  Jackelyn Giroux is the CEO and President of Global Universal Film Group, a film production and distribution company that she founded in 1997. In March, 2006, Global Universal became a wholly-owned subsidiary of Global Entertainment Holdings (OTCBB: GBHL), in a merger transaction whereby the original stock holders of Global Universal received 1,500,000 shares of GBHL Series B, convertible preferred stock.  Prior to Global Universal’s merger with GBHL, Ms. Giroux was a co-founder, director and President of FoneFriend, Inc. (OTCBB: FFRD), also a publicly-traded company engaged in Internet Telephony (VoIP communications). Ms. Giroux is expected to join Global Entertainment in a similar capacity upon completion of restructuring and initial financing (anticipated to occur in the second quarter of 2008), due to her prior experience with public companies and her expertise in film financing and worldwide business relationships. Ms. Giroux is also a writer, producer and director of feature films, and has been awarded “keys” to numerous Cities for her lecturing and fund raising for charity organizations in the United States.

Ms. Giroux won a scholarship to the New York American Academy of Dramatic Arts, and has appeared in many off Broadway and Broadway plays.  Her career in films was launched with a lead role in “The Cross and the Switch Blade”, starring Pat Boone and Eric Estrada.  She has appeared in fifteen feature films and several TV series; her last film as an actress was in “To Live and Die in LA”, directed by Billy Friedkin for MGM in 1985.  Since then, she has written and produced ten feature films, two “Movies of the Week”, two reality series, and most recently “Head Heart & Balls” a television pilot starring Adam Corolla.

Ms. Giroux has extensive experience in structuring financing and co-production deals, having successfully arranged for co-productions between Canada, France and Germany, as well as Canada, France and Australia.  In 2000, she wrote and directed “Coo Coo Café”, a satire on the media networks, which prominently featured the “FoneFriend” product being used by the main characters.  “Coo Coo Café” the first film produced in New Brunswick Canada, was invited to the Sundance Film Festival, as well as received an invitation by the American Film Institute to be considered as one of the Best Screenplays of the year 2000.

Recently, Ms. Giroux acquired $20 million worth of Pre-Certification Tax Credits from the State of Louisiana, which Global Universal intends to utilize as part of its financing structure on future films that are produced in that state. These credits may be pledged in connection with a film production loan from a bank in Louisiana.

Ms. Giroux was instrumental in securing the spokeswoman services of bi-lingual actress/artist Barbara Carrera, to the FoneFriend product and produced the television commercials entitled, “Nobody Takes My FoneFriend”.  Recently, she wrote and directed the television reality pilot “You’ve Got the Part!” which Global Universal Film Group Inc. has created an online casting website, which will be utilized to find and cast talent worldwide: www.youvegotthepart.com.

Ms. Giroux is a bondable producer with the well-known Completion Bond Company, Film Finances.  She is a past nominee of The New York Film and Video Festival, and The Cannes Film Festival’s “Out of Competition” series. She has been profiled in several books, and appeared on The Tonight Show, The Merv Griffin Show, and The Geraldo Rivera Show, “Now It Can Be Told”.

Peter Liapis.  Mr. Liapis serves as Global Universal’s Senior Vice President of Development.  Peter received his Bachelor of Arts degree from California State University at Fullerton in 1973, and attended law school the following year.  Shortly thereafter he moved to Los Angeles where he began his acting career starring opposite the legendary Mae West in her last, but very controversial, motion picture, “Sextette.”  Over the next several years Mr. Liapis starred in numerous feature films including “Ghoulies”, “Ghoulies IV”, and Ghost Warrior. By the early 1990's Mr. Liapis moved behind the camera to co write and executive produce "Sins of Desire" starring Tanya Roberts and Nick Cassavetes for Cinetel Films.  He continue to write and direct such pictures as “Alone With A Stranger”, “The Step Daughter” and “Captured” for The Image Organization and WIN International Pictures.

Mr. Liapis was a founding member of Gotham Metro Studios, a production / distribution company based in Santa Monica.  In mid 2006 he joined Global Universal Film Group Inc. to assist and assemble a screenplay library and to build Global Universal into a publicly traded company.  Mr. Liapis was instrumental in Global Universal's acquisition of $21 MUSD in Pre Certified Tax Credits issued by the State of Louisiana and in the post- production joint venture agreement between Global Universal and Third Coast Digital, a post-production facility in Baton Rouge, Louisiana. Mr.

Liapis has developed a close working relationship with many successful independent film and distribution companies in Hollywood.  Those relationships, along with his prolific writing ability, have provided Global Universal Film Group Inc. a tremendous advantage in creating and developing future in-house projects.

Virginia Perfili – Vice President of Production. (See biography above)

Gary Rasmussen – Chairman.  (See biography above)

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires our executive officers and directors, and persons who beneficially own more than ten percent of our common stock, to file initial reports of ownership and reports of changes in ownership with the SEC. Executive officers, directors and greater than ten percent beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based upon a review of the copies of such forms furnished to us and representations from our executive officers and directors, we have found that, as of the date of this filing, some of the required filings have not been timely filed. We are processing the appropriate documents to bring this reporting requirement current.

Audit Committee and Financial Expert

We do not have an Audit Committee.  Our directors perform some of the same functions of an Audit Committee such as: recommending a firm of independent certified public accountants to audit the annual financial statements; reviewing the independent auditors, the financial statements and their audit report; and reviewing management's administration of the system of internal accounting controls. The Company does not currently have a written audit committee charter or similar document.

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

The decision to refrain from adopting a code of ethics resulted from having only three officers and three directors operating the Company.  Possible ethics code violations would be reported directly to the party generating the violation.

Nominating Committee

We do not have a Nominating Committee or Nominating Committee Charter. Our board of directors performs the functions associated with a Nominating Committee. We have elected not to have a Nominating Committee in that we are a development stage company with limited operations and resources.

ITEM 10.

EXECUTIVE COMPENSATION

The following table sets forth the compensation of the Company’s executive officers during the last three fiscal years of the Company.  The remuneration described in the table does not include the cost of the Company of benefits furnished to the named executive officers, including premiums for health insurance and other benefits provided to such individuals that are extended in connection with the conduct of the Company’s business.

Morton Reed voluntarily stopped taking salary in mid-2003 to assist the company in the financing of on going litigation.  He received $175,845 out of his salary of $252,000, and accrued the remaining $76,155 in 2003. He resumed taking salary in 2004, but took only $150,000 of the $252,000 and accrued the remaining $102,000. In 2005, he received $118,750 out of his salary of $252,000 and accrued the remaining $133,250. In 2006, he received $64,927 out of the $252,000 and accrued the remaining $187,073. In 2007, Mr. Reed did not receive a salary.

In 2004, Mr. Reed received 700,000 options of common stock, these options vested at date of grant.  The options were issued for services.  During 2005 Mr. Reed was issued 1,000,000 options for common stock, these options vested at the date of grant.

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

In 2007, Mr. Reed received common stock valued at $525,000 in lieu of his accrued salary. Mr. Reed also received $24,000 in common stock for prior board member fees.

Mr. Gabby entered in to an employment agreement effective June 29, 2005 to serve as the companies Chief Financial Officer with an annual salary of $55,000.  Mr. Gabby received 10,000 options at $0.41 per share expiring on July 1, 2007.  These options were vested at the date of grant.  Mr. Gabby received 50,000 options in November 2006 exercisable at $0.04 per share and will expire on November 21, 2009. In November 2006 Mr. Gabby received 50,000 warrants exercisable at $0.04 per share and will expire on November 27, 2009. The fair value of these options and warrants is calculated to be $4,425.  In August 2007 Mr. Gabby received 250,000 options exercisable at $0.08 per share and will expire on August 30, 2009. The fair value of these options is calculated to be $19,500.

Summary Compensation Table

For Fiscal Year- Ended 2007and 2006

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Options Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Change in Pension Value & Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
Morton Reed President, CEO & Director	2007 2006	252,000 252,000	NONE NONE	NONE NONE	NONE NONE	NONE NONE	NONE NONE	0 $56,380	$252,000 $308,380
Gary Rasmussen CEO & Director	2007	252,000	NONE	NONE	NONE	NONE	NONE	0	$252,000
Terry Gabby CFO	2007 2006	55,000 55,000	NONE NONE	16,500 NONE	$19,500 $4,425	NONE NONE	NONE NONE	NONE NONE	$75,000 $59,425

OUTSTANDING EQUITY AWARDS

AT FISCAL YEAR- END AS OF 12/31/2007

Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Options Expiration Date (f)	Number of Shares or Units of Stock That Have Not Vested (#) (g)	Market Value of Shares or Units of Stock That Have Not Vested ($) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (j)
Morton Reed, Ph.D. President, CEO & Director	32,550 25,000 50,000 50,000 3,750 1,875 1,875 1,875 1,875	NONE	NONE	$10.00 $3.00 $5.30 $9.90 $2.00 $2.00 $2.00 $2.00 $2.00	2/3/07 12/21/14 1/20/15 9/6/08 1/20/10 8/6/09 11/6/09 2/6/10 5/6/10	NONE	NONE	NONE	NONE
Gary Rasmussen CEO & Director	NONE	NONE	NONE	NONE	NONE	NONE	NONE	NONE	NONE
Terry Gabby, CFO	25,000 5,000 5,000	NONE NONE	NONE NONE	$0.80 $0.40 $0.40	8/30/09 11/21/09 11/27/09	NONE NONE	NONE NONE	NONE NONE	NONE NONE
Stanley Weiner, Board Member	3,750 1,875 1,875 1,875 1,875	NONE	NONE	$2.00 $2.00 $2.00 $2.00 $2.00	1/20/10 8/6/09 11/6/09 2/6/10 5/6/10	NONE	NONE	NONE	NONE
David Wallace, Board Member	3,750 1,875 1,875 500 250 250	NONE	NONE	$2.00 $2.00 $2.00 $2.00 $2.00 $2.00	1/20/10 1/20/10 1/20/10 1/20/10 1/20/10 1/20/10	NONE	NONE	NONE	NONE
Howard Appel, Board Member	3,750 1,875 1,875 500 250 250	NONE	NONE	$2.00 $2.00 $2.00 $2.00 $2.00 $2.00	1/20/10 1/20/10 1/20/10 1/20/10 1/20/10 1/20/10	NONE	NONE	NONE	NONE
Andrew Scherr, Board Member	3,750 1,875 1,875 500 250 250	NONE	NONE	$2.00 $2.00 $2.00 $2.00 $2.00 $2.00	1/20/10 1/20/10 1/20/10 1/20/10 1/20/10 1/20/10	NONE	NONE	NONE	NONE

All options and warrants have been authorized by the Board of Directors.  All options and warrants issued were for services rendered.

DIRECTOR COMPENSATION

For Fiscal Year- Ending 12/31/2007

The amounts in all Other Compensation columns for the Board members are the fair value of warrants that were issued to the Board members for their past services.  All of the warrants were vested on the grant date.  None have been exercised.

EMPLOYMENT AGREEMENTS

Morton Reed

Effective September 5, 2002, the Company entered into an employment agreement with Morton Reed wherein Mr. Reed agreed to serve as the Company’s Chief Executive Officer and President.  The term of employment was for four (4) years.  The Company agreed to pay Mr. Reed annual compensation of $252,000. In addition to the cash compensation, Mr. Reed is entitled to the use of a Company vehicle.  Mr. Reed voluntarily stopped taking his full salary in mid-2003 to assist the Company in the financing of ongoing litigation.  Mr. Reed resumed taking a salary in 2004, but took only $150,000. Mr. Reed has agreed to accrue such portions of his salary ($355,915 as of December 31, 2005, and $543,000 as of December 31, 2006) as deemed relevant by the board of directors until such time as the Company is adequately capitalized and able to pay such salary. In 2007, Mr. Reed was issued stock valued at $525,000 for his accrued salary.

Gary Rasmussen

Mr. Rasmussen has not yet entered into a written employment agreement with the Company. However, the Board of Directors authorized compensation and benefits for him that are commensurate with his predecessor, Morton Reed. Therefore, the Company has accrued a salary base of $252,000 per annum. Mr. Rasmussen elected to waive any salary, or accrual therof, for the fiscal year ending December 31, 2007.

Terry Gabby

Mr. Gabby entered in to an employment agreement effective June 29, 2005 to serve as the companies Chief Financial Officer with an annual salary of $55,000.  Mr. Gabby received 10,000 options at $0.41 per share expiring on July 1, 2007.  These options were vested at the date of grant.  Mr. Gabby received 50,000 options in November 2006 exercisable at $0.04 per share and will expire on November 21, 2009. In November 2006 Mr. Gabby received 50,000 warrants exercisable at $0.04 per share and will expire on November 27, 2009. The fair value of these options and warrants is calculated to be $4,425.  In August 2007 Mr. Gabby received 250,000 options exercisable at $0.08 per share and will expire on August 30, 2009. The fair value of these options is calculated to be $19,500.

Director Compensation and Other Arrangements

All directors will be reimbursed for expenses incurred in attending Board or committee meetings.  From time to time, certain directors, who are not employees, may receive shares of common stock.

Compensation Committee

The Company does not have a compensation committee of the Board of Directors.  Until a formal committee is established, the Board of Directors will review all forms of compensation provided to our executive officers, directors, consultants and employees, including stock compensation.

Option Grants in Last Fiscal Year

On August 30, 2007, the Board awarded Terry Gabby, the Company’s Chief Financial Officer, an unregistered stock option to acquire a total of 250,000 shares of the Company’s common stock at an exercise price of $0.08 per share.  The option expires two years from the date of grant. We believe that the grant of the option was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2).

ITEM 11.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table presents information, to the best of our knowledge, about the beneficial ownership of our common stock on December 31, 2007, held by those persons known to beneficially own more than 5% of our capital stock and by our directors and executive officers.

The percentage of beneficial ownership for the following table is based on 9,258,511 shares of common stock outstanding as of December 31, 2007, and 3,990,134 shares of Series B Preferred. Each share of Series B Preferred stock is convertible into one share of common stock. The far rights column of the Percentage of Beneficial Ownership table assumes the conversion of the Series B Preferred shares into 3,990,134 shares of common stock with a total of 13,248,645 shares of common stock then outstanding.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and does not necessarily indicate beneficial ownership for any other purpose. Under these rules, beneficial ownership includes those shares of common stock over which the stockholder has sole or shared voting or investment power. It also includes (unless footnoted) shares of common stock that the stockholder has a right to acquire within 60 days after December 31, 2007, pursuant to options, warrants, conversions privileges or other rights.  The percentage ownership of the outstanding common stock, however, is based on the assumption, expressly required by the rules of the Securities and Exchange Commission, that only the person or entity whose ownership is being reported has converted options or warrants into shares of our common stock.

Beneficial Ownership of Securities

Name of Beneficial Owner And Position (1)	Number of Shares of Common Beneficially Owned	Percent of Class Beneficially Owned (2)	Number of shares of Series B Beneficially Owned (3)	Percent of Class Assuming Conversion of Series B Pfd (2)
Gary Rasmussen (4) Chairman & CEO	4,938,500	53.2%	1,734,452	42.0%
Terry Gabby (5) CFO & Treasurer	15,000	0.26%	-	0.1%
Stanley Weiner VP of Finance and a Director	612,383	6.6%	-	4.6%
Virginia Perfili Director	14,450	0.2%	-	0.1%
Jackelyn Giroux, President (6) Global Universal Film Group, Inc.	59,855	0.6%	2,255,682	17.5%
Morton Reed, Ph.D. (7) Former President, CEO, Chairman	169,895	1.8%	-	1.3%
Directors and Officers as a Group	5,810,083	62.7%	3,990,134	74.0%
James Paul Gietz 3603 Aberdeen Way Houston, TX 77025	500,000	5.4%	-	3.8%

Footnotes:

1.

As used in this table, “beneficial ownership” means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of, a security).  It also includes shares of common stock that the stockholder has the right to acquire within 60 days of December 31, 2007, which are treated as outstanding for the purpose of determining the percent of class by such stockholder. Unless otherwise indicated, the address for each of these stockholders is c/o Global Entertainment Holdings, 1516 E. Tropicana Avenue, Suite 245, Las Vegas, Nevada 89119.

2.

Figures are rounded to the nearest tenth of a percent.

3.

Each share of Series B Preferred stock is convertible into one share of common stock by the holder at anytime.

4.

Mr. Rasmussen holds 13,500 shares of common stock and 1,093,227 shares of Series B Preferred stock directly in his name. The amount of shares indicated includes 4,925,000 shares of common stock and 641,225 shares of Series B Preferred stock owned by Rochester Capital Partners, LP. (RCP), a Nevada limited partnership. Gary Rasmussen, CEO of the Company, is the General Partner of RCP and owns a majority equity interest therein. As General Partner, Mr. Rasmussen has voting, investment and dispositive power over the shares of stock owned by the partnership..

5.

Mr. Gabby holds an option to purchase 50.000 and 250,000 shares of our common stock at a price of $.04 and $ .08per share respectively.

6.

Jackelyn Giroux holds 59,855 shares of common stock and 2,255,682 shares of Series B Preferred stock directly in her name. Ms. Giroux is the President and CEO of Global Universal Film Group, our wholly-owned subsidiary, and is not an officer or director of Global Entertainment Holdings.

ITEM 12.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Gary Rasmussen, our CEO and Chairman, also serves as the Chairman of our subsidiary, Global Universal. As a result, Mr. Rasmussen received shares of our Series B Preferred stock, both directly and indirectly through Rochester Capital Partners (RCP), in connection with our acquisition of Global Universal, and in consideration of the cancellation of notes payable from Global Universal. Additionally, Mr. Rasmussen is the General Partner of Rochester Capital Partners, our controlling and largest shareholder.

ITEM 13.

EXHIBITS AND REPORTS ON FORM 8-K

(a)

Exhibits

The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the Commission.

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

3(i).1	Articles of Incorporation dated July 2, 1996 (Incorporated by reference to the exhibits to Form SB-2 filed on June 19, 2001)
3(i).2	Certificate of Amendment to Articles of Incorporation dated September 4, 1996 (Incorporated by reference to the exhibits to Form SB-2 filed on June 19, 2001)
3(ii).1	By-Laws dated September 2, 1996 (Incorporated by reference to the exhibits to Form SB-2 filed on June 19, 2001)
3(ii).2	Amendment of By-laws dated March 5, 1997 (Incorporated by reference to the exhibits to Form SB-2 filed on June 19, 2001)
3.3	Certificate of Amendment to Designation of Series B Convertible Preferred Stock, dated December 6, 2007 (10)
4.1	Common Stock Certificate Form (Incorporated by reference to the exhibits to Form SB-2 filed on June 19, 2001)
10.1	Agreement between RP Entertainment Inc. and Brutus Productions dated May 1, 1999 (Incorporated by reference to the exhibits to Form SB-2A filed on August 3, 2001)

10.2	Amended 2002 Employee Stock Compensation Plan Prospectus dated September 2, 2003 (Incorporated by reference to the exhibits to Form S-8 filed on September 10, 2003)
10.3	Amended 2002 Employee Stock Compensation Plan Certification of Plan Adoption dated September 2, 2003 (Incorporated by reference to the exhibits to Form S-8 filed on September 10, 2003)
10.4	2004 Stock Option Plan dated March 9, 2004 (Incorporated by reference to the exhibits to Form DEF 14A filed on July 13, 2004)
10.5	Employment Agreement between LitFunding USA and Stephen D. King dated October 2004 (Incorporated by reference to the exhibits to Form S-8 filed on October 28, 2004)
10.6	Investment Agreement between LitFunding Corp. and Dutchess Private Equities Fund, L.P. dated January 14, 2005 (Incorporated by reference to the exhibits to Form 8-K filed on January 21, 2005)
10.7	Registration Rights Agreement between LitFunding Corp. and Dutchess Private Equities Fund, L.P. dated January 14, 2005 (Incorporated by reference to the exhibits to Form 8-K filed on January 21, 2005)
10.8	Option Agreement between Silver Dollar Productions Inc. and Morton Reed dated January 31, 2005 (Incorporated by reference to the exhibits to Form PRE 14C filed on March 21, 2005)
10.9	Certificate of Designation dated July 25, 2005 (Incorporated by reference to the exhibits to Form S-8 filed on July 28, 2005)
10.10	Binding letter of intent of merger between LitFunding Corp. and Cashwize Inc. dated September 15, 2005 (Incorporated by reference to the exhibits to Form 8-K filed on September 19, 2005)
10.11	Letter of intent of merger between LitFunding Corp. and Easy Money Express Inc. dated December 14, 2005 (Incorporated by reference to the exhibits to Form 8-K filed on January 3, 2006)
10.12

Binding Letter of Intent between Silver Dollar Productions, Inc. and Global Universal Film, Group Ent. Inc. dated December 21, 2005 (Incorporated by reference to the exhibits to Form 8-K filed on January 12, 2006)

10.13	Investment Agreement with Imperial Capital Holdings, dated January 16, 2006 (Incorporated by reference to the exhibits to Form 8-K filed on February 1, 2006)
10.14	Registration Rights Agreement with Imperial Capital Holdings, dated January 19, 2006 (Incorporated by reference to the exhibits to Form 8-K filed on February 1, 2006)
10.15	Placement Agent Agreement with Brewer Financial Services, LLC., dated January 16, 2006 (Incorporated by reference to the exhibits to Form 8-K filed on February 1, 2006)
10.16	2006 Non-Qualified Stock Compensation Plan (Incorporated by reference to the exhibits to Form S-8 filed on February 28, 2006)
10.19	Share Exchange Agreement with Easy Money Express, Inc., dated March 31, 2006
10.20	Service Agreement between Easy Money Express and M2 Internet, dated June 16, 2006 (1)
10.21	Restated Investment Agreement between the Registrant and Imperial Capital Holdings, dated July 28, 2006 (2)
10.22	Restated Registration Rights Agreement between the Registrant and Imperial Capital Holdings, dated July 28, 2006 (2)
10.23	Restated Placement Agent Agreement between the Registrant and Brewer Financial Services, dated July 28, 2006 (2)
10.24	Letter of Intent between the Registrant and CardMart Plus, dated November 17, 2006 (3)
10.25	Termination of Letter of Intent with CardMart Plus, dated February 20, 2007 (4)
10.26	Letter Agreement to Acquire Shares between the Registrant and Rochester Capital Partners, dated March 5, 2007 (6)
20	Letter to Shareholders dated March 11, 2003 (Incorporated by reference to the exhibits to Form 8-K filed on March 11, 2003)
21	List of Subsidiaries : California LitFunding, E.Evolution Expeditions and LitFunding USA (Incorporated by reference to the exhibits to Form 10-KSB filed on March 21, 2005)
23.1*	Consent of Independent Registered Public Accounting Firm
31.1*	Certification of Gary Rasmussen pursuant to Section 302 of the Sarbanes-Oxley Act
31.2*	Certification of Terry Gabby pursuant to Section 302 of the Sarbanes-Oxley Act
32.1*	Certification of Gary Rasmussen pursuant to Section 906 of the Sarbanes-Oxley Act
32.2*	Certification of Terry Gabby pursuant to Section 906 of the Sarbanes-Oxley Act

______

*

Filed herewith.

(b)

Reports on Form 8-K

The following reports on Form 8-K were filed by the Company in 2007, and are incorporated herein by this reference:

(1)  Form 8-K, filed 07-20-2006, Service Agreement between Easy Money Express, a subsidiary of Registrant, and M2 Internet.

(2)  Form 8-K, filed 08-04-2006, regarding Investment Agreement, and related documents, to acquire shares of the Registrant by Imperial Capital Holdings.

(3)  Form 8-K, filed 11-21-2006, regarding a Letter of Intent to effect a merger between the Registrant and CardMart Plus.

(4)  Form 8-K, filed 2-23-2007, regarding the termination of a merger agreement between the Registrant and CardMart Plus.

(5)  Form 8-K, filed 02-26-2007, appointment of Dennis H. Johnston as director.

(6)  Form 8-K, filed 03-07-2007, regarding the issuance of 40 million shares pursuant to a Letter Agreement between the Registrant and Rochester Capital Partners.

(7)  Form 8-K, filed 07-02-2007, dismissal of Dennis H. Johnston as director for cause.

(8)  Form 8-K, filed 09-19-2007, regarding a change in control of Registrant by Rochester Capital Partners.

(9)  Form 8-K, filed 11-05, 2007, appointment of Virginia Perfili as director.

(10) Form 8-K, filed 12-12-2007, regarding amendment to the designation of rights and preferences of the Series B, Convertible Preferred Stock.

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

The aggregate fee billed for professional services rendered by Lawrence Scharfman & Co., CPA, P.C., for the audit of our annual financial statements for fiscal year 2006 was $25,000, plus an additional $7,500 for review of our unaudited quarterly reports..

The Company has signed an Engagement Letter With Lawrence Scharfman & Co., for the annual audit of the Financial Statements and related documents for the year 2007. The fee is $35,000.

(2)

AUDIT-RELATED FEES

Not applicable.

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

Date: April 15, 2008

GLOBAL ENTERTAINMENT HOLDINGS, INC.

By:	/s/ Gary Rasmussen
Gary Rasmussen
CEO

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Gary Rasmussen	CEO & Chairman	April 15, 2008
Gary Rasmussen

/s/ Terry Gabby	Chief Financial Officer	April 15, 2008
Terry Gabby

/s/ Stanley Weiner	VP Finance, Director	April 15, 2008
Stanley Weiner

/s/Virginia Perfili	Director	April 15, 2008
Virginia Perfili

TABLE OF CONTENTS

      PAGES

1

Lawrence Scharfman & Co., CPA, P.C.

Certified Public Accountants

18 E SUNRISE HIGHWAY,#201	9608 HONEY BELL CIRCLE
FREEPORT, NY11520	BOYNTON BEACH FL,33437
TELEPHONE:(516) 771-5900	TELEPHONE:(561) 733-0296
FACSIMILE: (516 771-2598	FACSIMILE: (561) 470-0613

Board of Directors & Audit Committee

Global Entertainment Holdings, Inc.

1516 East Tropicana Ave. Ste 245

Las Vegas Nevada 89119

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We  have audited the accompanying balance sheet of Global Entertainment Holdings, Inc., and subsidiaries as of December 31,2007 and the related consolidated statements of operations, stockholders equity and cash flows for the years then ended. These financial statements are the responsibility of management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial presentation. We believe that our audit provided a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Global Entertainment Holdings as of December 31,2007 and the consolidated results of its operations and its cash flows for the year ended December31,2007, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As disclosed in the consolidated financial statements and notes to the consolidated financial statements, the Company will need additional working capital for its planned activity and to service its debt. This raises substantial doubt about the Company's ability to continue as a going concern. Management’s plans regarding these matters are described in the notes to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Yours Truly,

Boynton Beach FL	/s/ Lawrence Scharfman CPA
4/15/2008	Lawrence Scharfman

- LICENSED IN FLORIDA & NEW YORK -

Global Entertainment holdings Inc.

Consolidated Balance Sheets

December 31, 2007

Assets
Current assets:
Cash and cash equivalents	$2,558
Accounts receivable, net	159,838
Contingent advances less reserves for unsuccessful resolution of lawsuits	373,025
Employee Advances	25,315
Note receivable	900
Total current assets	561,636
Fixed assets, net	23,479
Total fixed assets	23,479
Other assets
Other assets	202,325
Total other assets	202,325
Total assets	$787,440

Liabilities and Stockholders' Equity
Liabilities not subject to compromise
Accounts payable	$178,312
Accrued expenses	121,842
Deferred revenue
Notes payable	167,004
Investor participation obligations	699,500
Interest payable
Total current liabilities not subject to compromise	1,166,658
Liabilities subject to compromise
Trade and miscellaneous claims
Debentures	40,000
Total liabilities subject to compromise	40,000
Total liabilities	1,206,658
Stockholders' Equity:
Series A Convertible preferred Stock, par value $0.001, 2,000,000 shares authorized, 800,000 shares issued and2,000,000 shares authorized, 800,000 shares issued and shares issued and outstanding
Series B Convertible preferred Stock, par value $0.001, 4.000,000 shares authorized, 3,990,314 shares issued and outstanding	3,990
Common stock, $0.001 par value, 230,000,000 shares authorized, 92,584,590 and 28,988,902 shares issued and outstanding at December 31, 2007 and 2006, respectively	91,728
Shares authorized & unissued	17,500
Subscription Payable	(171,000)
Subscription Receivable
Additional paid-in capital	10,744,965
Additional paid-in capital Preferred A
Additional paid-in capital Preferred	271,425
Prior period adjustment
Accumulated(deficit)	(11,324,300)
(419,218)
$787,440

Global Entertainment Holdings, Inc.

Statements of Operations

	For the years ending December 31,
	2007		2007
Net Revenue		$216,089		$644,040
Expenses:
Reserve for unsuccessful resolution of lawsuits	$		$
General and administrative expenses		543,051		1,659,845
Consulting fees - related party
Financing expense		70,000		45,906
Depreciation & Amortization		26,001		23,558
Preferred stock dividend				19,993
Total operating expenses		639,052		1,749,302

Net operating (loss)		(422,963)		-1,105,262
Other income (expenses):
Other income		53,947		10,000
Interest expense				(62,685)
Rental Income		(94,099)
Amortization of debt discount				130,000
Total other income (expenses)		(40,152)		77,315
Gain on debt restructure		323,929
Income (Loss) before Income taxes		(99,034)		(1,027,947)

Income tax (benefit) provision		(99,034)		(1,027,947)
Net Income (loss)

Basic Earnings (loss) per share:
Before Extraordinary item
Extraordinary item
Total		(99,034)		(1,027,947)

Diluted Earnings (loss) per share
Before Extraordinary item
Extraordinary item
Total		(0.002)		(0.05)

Weighted average number of common shares outstanding:
Basic		40,052,515		19,099,652
Diluted		40,052,515		19,099,652

Global Entertainment holdings Inc.

Statements of Changes in Stockholders' Equity

Global Entertainment Holdings Inc. Statements of Changes in Stockholders' Equity
	Common Stock		Preferred Stock			Preferred Stock								Total
				A			B		paid in	paid in	Subscription	Deferred	Accumulated	Stockholders'
	Shares	Amount	Shares		Amount	Shares		Amount	Capital	Capital	Payable	Compensation	(Deficit)	Equity

Balance, December 31, 2004	11,220,063	11,221	-		-				4,611,310		-	-	-6,225,276	-1,602,745

shares issued for cash	2,291,951	2,292	800,000		800				1,136,608		-	-	-	1,139,700
Shares authorized & unissued									327,139		-	-	-	327,139
Shares issued for services	757,500	757	-		-				415,705		-	-	-	416,462
Shares issued in settlement	157,888	157	-		-				67,236		-	-	-	67,394
Shares issued in settlement of notes	600,000	600	-		-				647,891		-	-	-	648,491
Shares issued in lieu of interest	75,000	75	-		-				38,675		-	-	-	38,750
Warrants and Options issued	-	-	-		-				739,979		-	-	-	739,979
Warrants and Options exercised	665,000	665	-		-				32,335		-	-	-	33,000
Options exercised - related party	450,000	450	-		-				44,550		-	-	-	45,000
Subscription payable	-	-	-		-				-		327,139	-	-	327,139
Net (loss) for the year ended													(2,511,673)
													-3,972,043	-3,972,043
Balance, December 31, 2005	16,217,402	$16,217	800,000		$800				$8,061,428		327,139	$-	$-10,197,319	$-1,791,735

Shares issued for cash	1,265,334	1,265							145,268					147,333
Shares issued for investment	15,000	15							3,580					3,595
Shares authorized & unissued									327,139					327,817
Shares issued for services	7,349,892	7,350							378,826					378,826
Shares issued in settlement of debt	1,406,608	1,407							256,997					258,404
Shares issued for preferred dividend	96,000	96							9,024					9,120
Shares issued in settlement of notes	2,000,000	2,000							198,000					200,000
Shares issued for financing	704,000	704							65,176					65,880
Shares issued in lieu of interest	14,666	15							1,452					1,487
Share issued in exchange of preferred	800,000	800	-400,000						99,200					100,000
Warrants and options issued	320,000	320							35,207					35,527

Warrants and Options exercised	650,000	650							3,600					4,250
Shares Cancelled	-1,850,000	-1,850	400,000		(4000				-933,918					-935,768
Options exercised – related party									4,425					4,425
Subscription payable											-322,139

Net (Loss)													-1,027,947	-1,027,947
For the year ended
December 31,2006
Balance, December 31,2006	28,988,902	28,988							8,655,403		322,139		-1,027,947	-2,511,673

Shares authorized & unissued									188,500		188,500			17,500
Shares issued for services	11,256,579	11,257							771,793					771,793
Shares issued in settlement of debt	11,039,162	11,039				2,490,136		2,490	883,071	271,425				883,071
Shares issued for Note Receivable	40,000,000	40,000							210,000					210,000
Shares issued for financing	500,000	500							54,500					54,500
Share issued in exchange of preferred	800,000	800	-400,000						99,200					99,200
														0
Net (Loss)													-99,032	-99,023
For the year ended
December 31,2007	47
Balance, December 31,2007	*92,584,690	92,584	-400,000		-400,000	2,490,136		2,490	10,744,965	271,425	188.500	-11,324,300	(99,032)	-575,845

	* 10 to 1 Split 9,258,459

Global Entertainment Holdings Inc.

Consolidated Statements of Cash Flow

	For the years ending December 31,
	2007	2006
Cash flows from operating activities
Net income (loss)	$-99,032	$-1,027,947
Adjustments to reconcile net income to net cash
provided by (used in operating activities)
Extraordinary gain on settlement with IEP creditors
Gain on forgiveness of capital lease obligation
Gain on Discount of pre-petition debt
Depreciation and amortization	26,001	23,558
Reserve for unsuccessful resolution of lawsuits
Reserve for Doubtful Receivables
Loss on disposal of asset
Share-based compensation	765,616	414,353
Common stock issued in settlements	-1,389,878	493,885
Share-based interest payments		1,467
Shares cancelled	4176	-935,768
Gain on participation obligation	940
Debt discount amortization		-1,300,000
Changes in assets and liabilities:
Trade and other accounts receivable	129,078	-2,790
Other assets	136,245	-138,982
Contingent advances		-572,825
Accounts payable and accrued expenses	-25,000	123,945
Trade and other claims subject to compromise
Note receivable	173,100	-73,819
Deferred revenue		75,004
Net cash (used in) operating activities	-283,870	-2,438,471
Cash flows from investing activities:
Purchases of property and equipment
Net cash (used in) investing activities
Cash flows from financing activities:
Cash from issuance of common stock	242,500	75,004
Cash from exercise of options & warrants		4,250
Cash from issuance of preferred stock
Proceeds from notes payable		1,106,806
Subscription Payable
Proceeds from investor participation borrowings
Proceeds from investor obligations	22,210	450,500
Principal repayments on capital lease obligations
Value of Warrants issued	-150,900	35,527
Net cash provided by financing activities	284,810	1,744,416
Increase (decrease) in cash	940	-5,503
Cash - beginning of period	1618	7,121
Cash - ending of period	$2258	$1,618
Supplemental disclosures:
Interest paid		62,685
Income taxes paid	$-	$-
Shares issued for services	$593,000	$378,826
Number of shares issued for services	*112,568	$7,349,892
Shares issued for debt	$1,111,865	$458,404
Number of shares issued for debt	*840,660	3,406,608
Imputed value of warrants issued with debt	-

* after 10 to 1 reverse split

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

On January 23, 2003, the Company completed a merger with RP Entertainment, Inc., a publicly held Nevada corporation, through a newly formed entity, RP Acquisition Corp., a Nevada corporation, as a wholly owned subsidiary of RP Entertainment. On February 25, 2003, the Company entered into an Agreement of Merger with California LitFunding, formerly LitFunding Corp. (LFC) a California corporation. LFC became a subsidiary when the Articles of Merger between RP Acquisition Corp., the Registrant's wholly owned subsidiary that was formed to facilitate the merger and LFC were filed with the Nevada Secretary of State. The charter documents of the Company are the charter documents of the surviving corporation. Pursuant to the Merger Agreement, 7,592,250 shares of common stock were to be issued to the LFC shareholders in exchange for all the issued and outstanding shares of LFC common stock. LitFunding Corp, a California corporation changed its name to California LitFunding on May 30, 2003. RP Entertainment had no material operations, assets or liabilities prior to the merger.

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

As discussed in Note 2, the Company has entered into a Chapter 11 Plan of Reorganization under the United States Bankruptcy Code. In June, 2006 the Company received it’s discharge from the Bankruptcy Court. Liabilities exceed assets by $620,218 at December 31, 2007. The Company's net loss for the year ended December 31, 2007 is $99,034. The ability of the Company to continue as a going concern remains dependent upon successful operation as it comes out from the bankruptcy plan, obtaining additional capital and financing, and generating positive cash flow from operations. The Company intends to seek additional capital either through debt or equity offerings and believes that increased volume and reduction in its lead time to finance and collect on funded cases will ultimately lead to profitability and positive cash flows. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

Cash and cash equivalents

Cash includes all short-term highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less. At times cash deposits may exceed government insured limits. At December 31, 2007 there were no cash deposits that exceeded those insured limits.

Principles of consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, California LitFunding, LitFunding USA Easy Money Express, Inc., Global Universal Film Group, Inc. and its wholly owned LLC's and a dormant company, E. Evolution Expeditions whose name was changed to Silver Dollar Productions on January 21, 2005. All significant inter-company accounts and transactions are eliminated.

Fixed Assets

Fixed assets are stated at cost less accumulated depreciation. Depreciation is recorded on a straight-line basis over a period of the shorter of the related applicable lease term or the estimated useful lives of the assets ranging from 3 to 5 years. Depreciation expense for the years ended December 31, 2007 and 2006 was $26,001 and $23,558 respectively.

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

Financial Instruments

Financial instruments consist primarily of cash, accounts receivable, contingent advances, and obligations under accounts payable, accrued expenses, debentures, notes payable and investor participation obligations. The carrying amounts of cash, accounts receivable, accounts payable and accrued expenses approximate fair value because of the short maturity of those instruments. The carrying value of the Company's contingent advances approximate fair value because the Company provides allowances for any estimated uncollectible amounts. The carrying value of debentures and notes payable approximate fair value because they contain market value interest rates and have specified repayment terms. The participation obligations at December 31, 2007 are carried at the expected repayment amounts as determined by the individual notes.  The Company has applied certain assumptions in estimating these fair values. The use of different assumptions or methodologies may have a material effect on the estimates of fair values.

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

Stock-based compensation

In December 2004, the FASB issued SFAS No. 123 (revised 2004).  Share-Based Payment which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.  The Company adopted SFAS No. 123(R) as of December 31, 2005.   Stock issued for services totaled $783,018 and $414,353  for the years ended December 31, 2007 and 2006, respectively.

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

The Company accounted for stock-based compensation associated with the re-pricing of employee stock options in accordance with the provision of FASB Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation” (“FIN 44”). For accounting purposes, the repricing of existing stock options requires variable accounting for the new options granted from the date of modification. Variable accounting requires that the intrinsic value, being the excess of the current market price at the end of each reporting period in excess of the exercise price of the repriced options, be expensed as non-cash stock-based compensation expense until such time as the repriced options are exercised, expire or are otherwise forfeited. Any increase in the intrinsic value of the repriced options will decrease reported earnings, and any subsequent decreases in value will increase reported earnings.

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

The following table represents the effect on net (loss) and (loss) per share if the Company had applied the fair value based method and recognition provisions of SFAS No. 123:

	2007	2006
Net (loss), as reported	$(99,034)	$(1,027,947)
Add: Employee stock-based compensation Expense, as reported	19,500	4,425
Deduct: Total stock-based employee compensation expense determined under fair value method	(19,500)	(4,425)
Pro forma net (loss)	$(99,034)	$(1,027,9470
Net (loss) per common share
Basic (loss) per share, as reported	$(0.002)	$(0.05)
Basic per share, pro forma	$(0.0002)	$(0.05)

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

C. Debenture Claims. In calendar years 2002 and 2003 California LitFunding issued debentures to seven individuals, creating approximately two hundred thousand dollars ($200,000) in debt obligations. Included is a $10,000 debenture payable to a related party. These claims are unsecured and they are undisputed. In November 2006 the Company won a Judgment against Alan Schuchman for fees owed, a stipulation in the Judgment was that Mr. Schuchman forfeits the $ 10,000 debenture he was holding. On December 28, 2007, the Company converted $150,000 principal amount of the debentures, plus approximately 21,000 in accrued interest, into 171,000 shares of Common Stock. The balance of debentures at December 31,2007 is $40,000. The Company has not made the December 15, 2006 or the semi annual interest payments in the year 2007 with respect to the $40,000 remaining amount of debentures. The accrued interest is $5,363, as of December 31, 2007.

D. Unsecured Claims Other Than Debenture Claims and IEP Claims. The Debtors have approximately $339,653 in allowed unsecured claims. These amounts are subject to compromise and are included in trade and miscellaneous claims in the accompanying balance sheet at December 31, 2005. During the months ended March 31, 2006 , the debtors elected to convert $244,169 to 1,454,108 shares of the Companies $0.001 par value common stock and $ 157,258 to notes payable with a maturity date of June 15, 2006. The remaining balance due as of December 31, 2007 is $47,265.00.

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

Note 3 – Note Receivable

On October 16, 2006, the Company issued a demand promissory note in the amount of $174,000 bearing interest at 6% per annum to Global Universal Film Group Inc. The principal and interest are due 180 days after the Spin-off transaction described in the Merger Agreement, if the Spin-off does not occur on or before June 30, 2007 no payment shall be due. The Spin-off transaction has not been consummated causing the promissory note to be cancelled.

Note 4 – Income taxes

The Company recognizes deferred income taxes for the difference between financial accounting and tax bases of assets and liabilities. Income taxes for the years ended December 31, 2005 and 2004 consisted of the following:

	As of December 31,
	2007	2006

Current tax benefit (provision)	$0	$0
Deferred (benefit) provision	0	0

Total income tax provision	$0	$0

Net deferred income tax assets of $,3,467,088 are fully offset by a valuation allowance of $3,467,088. The valuation allowance was increased by $370,088 in the year ended December 31, 2005. The increase in the valuation allowance in the year ended December 31, 2005, primarily is the result of the increased of net operating loss for the year ended December 31, 2005.

Net operating loss carry forwards of approximately $10,197,319 expire from 2020 through 2025. Due to the change in control of the Company as discussed in Note 1, future utilization of net operating losses may be restricted.

The differences between the statutory and effective tax rates are as follows for the year ended December 31, 2007:

	December 31,
	2007		2006
Federal statutory rates	$(99,034)	(34%)	$(1,027,947)	34%
State income taxes	0		0
Valuation allowance for operating loss carry forwards	(99,034)	34%	(1,027,947)	34%
Permanent difference for discharge of debt	0	0%	0	0%
Other	0	0%	0	0%
Effective rate	$0	0%	$-0-	0%

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

Management estimates the net realizable value of contingent advances by periodically reviewing the progress of the cases with the attorneys trying them and past experience with similar cases. Management believes that the Company has historically achieved a success rate of approximately 85% on cases that it has funded. Post reorganization procedures and policies have been implemented and management believes that it will achieve a success rate of no less than 90% on new fundings. Management monitors all cases and provides an allowance if it believes that any advances have been impaired. At December 31, 2007, there were contingent advances outstanding of $373,025 and a corresponding impairment allowance of $37,302.

Note 6 - Participation Agreements

Prior to the filing of the involuntary petition on April 2, 2003, the Company raised capital to enable it to engage in the practice of funding the contingent advances by entering into so called IEP agreements. These are considered to be investment/equity participation agreements the nature of which has been redefined and fixed as part of plan of reorganization and the totality of all claims held by the IEP petitioning creditors has been incorporated into the non-

recourse Plan Note. The non-recourse Plan Note had an opening balance of $26,111,763 as of May 1, 2004 and as of May 1, 2004 included an approximate $2,000,000 from the cancelled sale of stock and a predetermined retroactive return. As discussed in note 3 above, the Contract Pool was transferred on December 16, 2004, to the Contract Manager designated by the IEP Claimants. Accordingly, this non-recourse plan note was removed from the balance sheet at December 31, 2004, to reflect the economic reality of that transaction.  As of December 31, 2007, the Company had participation obligations of $699,500.

Note 7 - Debentures

During the years ended December 31, 2002, the Company issued 5-year 9% convertible debentures amounting to $200,000, due January 1, 2007. Included is one debenture due to a related party for $10,000. Interest is due semi-annually on the first day of June and December of each year, commencing June 1, 2003 until fully paid. As part of the plan of reorganization, these debentures have an amended maturity to June 2008. In December 2007, the Company converted $150,000 principal amount of the debentures, plus approximately 21,000 in accrued interest, into 171,000 shares of Common Stock.  At December 31, 2007, the Company had accrued interest totaling $5,362.

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

Note 8 - Debt

In 2005, certain of the note holders elected to convert unsecured notes totaling $700,000 to 1,091,000 common shares. At December 31, 2005 the Company has issued 600,000 shares and recorded subscription of $250,606 and they were issued at September 30, 2006.

During the three months ended March 31, 2006, certain debtors in (note 2) above elected to convert $64,684 to promissory notes with a maturity date of June 15, 2006. These notes have been verbally extended.

Notes payable at December 31, 2007, are comprised of the following:

Note payable to entity, original balance of $19,181 Principal and interest due June 15, 2006. The Note is unsecured. Note payable to entity, original balance $32,187. This note is unsecured	$9,591

$6,094
Note payable to entity, original balance of $15,000 due in three monthly installments of $5,000 beginning April 15, 2006. The Note is unsecured	10,000

Note payable to entity, original balance of $30,502 due in two monthly installments of $15,251 beginning April 15, 2006. The Note is unsecured	10,820

Notes payable with no specified due dates. Face amount of $19,500 and $15,000, interest at 10% per annum, the note is unsecured.	34,500

Note payable Face amount $6,000, interest at 12% due April 15, 2008. Note payable face amount $42,500, interest at 18%	6,000 42,500
Global Notes with no specified due dates and varying interest rates.	47,500
Total	$167,004

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

In the year ended December 31, 2004, the Company declared and issued an 11 for 10 stock dividend. As a result, a total of 1,042,501 shares were issued. The trading value of the shares on the declaration date of November 1, 2004, was $0.70. The aggregate value of the new shares issued of $729,751 was reclassified from the accumulated deficit to additional paid-in capital.

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

During the months ended March 31, 2006, certain unsecured creditors elected to convert $244,169 to 1,454,108 shares of the Company’s $.001 par value common stock.  At March 31, 2006 the Company had issued 281,132 and the remaining1, 172,976 shares were issued on April 18, 2006 the Company recorded a subscription payable of $ 190,687 at March 31, 2006

On April 18, 2006, the company issued 831,481 shares of its common stock to Morton Reed, CEO of the Company, in exchange for accrued debt valued at $130,000.  The shares were unrestricted pursuant to the S-8 Registration filed on February 28, 2006.

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

Series “A” Preferred Stock

On July 20 2005, the Board of Directors authorized the company to amend its Article of Incorporation to allow the issuance of up to 10,000,000 shares of preferred stock, par value $0.001 per share.  Further, the Board authorized the initial issuance of up to 2,000,000 shares of Series A 12% Convertible Preferred Stock (Series A Preferred).  The Series A Preferred provides for a conversion rate 2 shares of common for each share of Series A Preferred, and such conversion rights shall commence six months from the date of purchase.  During 2005, the Company issued 800,000 shares of Series A Preferred at $0.25 per share to two individual investors for cash totaling $200,000. During 2007, all 800,000 shares were converted into common stock. As of December 31, 2007, the Company has no issued and outstanding shares of its Series A Preferred Stock.

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

Spin-off Rights.  At the election of a majority in interest of the Series B Preferred Stock, Global Universal Film Group shall be spun off to the holders of the Series B Preferred Stock, with 90% of such shares in Global Universal Film Group being issued, pro rata to the holders of the Series B Preferred Stock, and 10% being issued and distributed to the shareholders of the Company Common Stock on a pro-rata basis. This provision was eliminated entirely with the filing of an amendment to the designation of rights and preferences of our Series B Preferred with the State of Nevada on December 6, 2007.

Conversion.  Each share of Series B Convertible Preferred Stock shall be convertible, at the election of the holder, into one (1) share of the Company’s common stock on such date as the majority shareholders of all Series B have elected to effect the Spin-Off transaction; however, the Series B Convertible Preferred Stock shall automatically convert into shares of Common Stock of the Company after twelve (12) months from the date of LitFunding’s acquisition of Global Universal Film Group, regardless of whether or not an election has been made to spin-off Global Universal Film Group. This provision was amended with the filing of an amendment to the designation of rights and preferences of our Series B Preferred with the State of Nevada on December 6, 2007. The conversion into common stock may be made at anytime, without conditions, by the holders of the Series B Preferred stock.

Voting Rights.  The shares of the Series B Preferred Stock shall not have any voting rights.

Pursuant to the reverse tri-party merger with Global Universal Film Group, Inc., we issued a total of 1,500,000 shares of Series B Convertible Preferred Stock to the stockholder’s of Global Universal. Mr. Rasmussen owned 50% of the shares of Global Universal and received 750,000 shares in the merger. Ms. Jackelyn Giroux, President of Global Universal, received 750,000 shares.  In December 2007, we issued an additional 2,490,134 shares of Series B Preferred stock in exchange for the cancellation of $273,915 in debt of Global Universal.  Mr. Rasmussen received 343,227 shares directly in his name, and Rochester Capital Partners received 641,225 shares. Ms. Giroux received 1,505,682 shares directly in her name. The total 3,990,314 shares of our Series B Preferred stock outstanding are convertible into 3,990,134 shares of common stock at anytime.

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

We currently maintain an executive office at 1516 E. Tropicana, Suite 245, Las Vegas, Nevada 89119.  The space consists of approximately 600 square feet.  The monthly rental for the space is $750 per month. Additionally, our wholly-owned subsidiary, Global Universal Film Group, maintains offices at Raleigh Studios, which are approximately 500 square feet in size and are leased on a monthly basis at a rate of $900.00, per month. The offices are located at 650 N. Bronson Avenue, Suite B-116, Los Angeles, California  90004.

Contingencies & Litigation

The company is a defendant in several matters in litigation, many of which are in the normal course of business, including litigation for refunds of funds invested and collection matters. The company believes these suits are without merit, not of a significant amount or nature, and intends to defend these actions in courts of law.

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

Note 11- Net Income (Loss) Per Share

Net income per share is calculated using the weighted average number of shares of common stock outstanding during the year. Options/Warrants to purchase 481,675 to purchase common shares were not considered in the calculation for diluted earnings per share for the years ended December 31, 2007. In accordance with SFAS No. 128, the control number used in determining the dilutive effect of warrants and options is based on operating income, therefore, because the Company experienced a net operating loss as of December 31, 2007 the effect of their inclusion based would be anti-dilutive and hence, were not included.

	2007			2006
	Income (Loss)	Shares	Per Share	Income (Loss)	Shares	Per Share
Net income (loss) before extraordinary item	$(99,034)			$(1,027,947)
Extraordinary item	-
Total	$(99,034)			(1,027,947)

Preferred dividends	4,294			19,993
Income (loss) available to common shares holders	$(103,328)			$(1,047,940)

Basic earnings (loss) Per Share:
Before extraordinary item	$(103,328)	40,052,515	$(0.002)	$(1,047,940)	19,099,652	$(0.05)
Extraordinary item	-	40,052,515	$(0.002)		19,099,652	$(0.05)

Total	$(103,328)	40,052,515	$(0.002)	$(1,047,940)	19,099,652	$(005)

Note 12 – Related Party

Gary Rasmussen, our CEO and Chairman, also serves as the Chairman of our subsidiary, Global Universal. As a result, Mr. Rasmussen received shares of our Series B Preferred stock, both directly and indirectly through Rochester Capital Partners (RCP), in connection with our acquisition of Global Universal, and in consideration of the cancellation of notes payable from Global Universal. Additionally, Mr. Rasmussen is the General Partner of Rochester Capital Partners, our controlling and largest shareholder.

Note 13 – Warrants and Options

On January 5, 2006, we granted 300,000 options to purchase shares of our common stock at $0.15 per share to Baldev Singh Grewal for services rendered to the Company.  The options are exercisable for one year.

On March 15, 2006, we issued a two (2) year warrant to purchase 10,000 shares of our common stock at $0.25 per share to David Ciolino for services rendered to the Company.

We granted the CFO of the Company Terry Gabby 5,000 options in November 2006, exercisable at $0.40 per share and expiring on November 21, 2009. We granted Terry Gabby 5,000 warrants in November 2006, exercisable at $0.40 per share and expiring on November 27, 2009.

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

Options and Warrants Exercised

During the year ended December 31, 2007, no options or warrants were exercised. The warrants and options were issued to both non-employees for services and to Directors of the Company and creditors. The and options issued to Directors of the Company were part of the compensation package promised to Directors in August 2004 and are priced accordingly.

The summary of activity for the Company's stock options and warrants is presented below and takes into effect the reverse split of 1-for-10:

	Year ended December, 2007	Weighted Average Exercise Price	Year ended December, 2006	Weighted Average Exercise Price
Options/Warrants outstanding at beginning of Period	601,075	$4.20	625,075	$3.00
Granted	25,000	$0.80	16,000	$0.90
Exercised			(40,000)	$0.10
Terminated/Expired	(144,400)		-
Options /warrants outstanding at end of period	481,675	$3.20	601,075	$4.20
Options/warrants exercisable at end of period	481,675	$3.20	601,075	$4.20

Price per share of options outstanding	$0.10-$70.00		$0.01-$7.00

Weighted average remaining contractual lives	1.75 years		2.08 years

Weighted average fair value of options granted during the period	$0.79		$4.90

Note 14 - Subsequent Events

Divestiture of LitFunding USA

On March 28, 2008, Global Entertainment Holdings (the "Registrant") entered into Stock Purchase Agreement with Iscorn, Inc., whereby, effective on March 31, 2008, we divested ourselves of LitFunding USA, Inc., a Nevada corporation, and all of its assets and liabilities. LitFunding USA was a wholly-owned subsidiary of the Registrant and, through its six, wholly-owned subsidiary LLC companies, was engaged in the business of advancing funds to Plaintiffs attorneys on various legal actions, for which it anticipated earning a fee along with the return of such advances upon a favorable outcome of the litigation. The business operations of LitFunding USA, and corresponding liabilities, represented the bulk of the Registrant's former core business operations. As a wholly-owned subsidiary of the Registrant, LitFunding USA's substantial liabilities were required to be reported on the Registrant's balance sheet, while the assets, consisting primarily of advances and fees due, contingent upon the successful outcome of litigation, could not be booked due to their uncertainty of collection. Therefore, the Board of Directors elected to divest this subsidiary and its substantial liabilities in a manner that will preserve an upside potential in the event that any such advances and related fees are eventually collected.

Under the terms of the Stock Purchase Agreement, we received consideration of $500 plus a fifty percent (50%) interest in the net revenues collected from advances and fees conditionally due from various Plaintiffs attorneys, less any and all expenses associated with the collection of such advances, less the amount of the liabilities of LitFunding USA, and less a deduction of fifteen percent (15%) of the gross revenues collected as a reasonable fee for the services of the purchaser, or its agents, for managing the business of LitFunding USA.

The foregoing description of the terms and conditions of the Stock Purchase Agreement is qualified in its entirety by, and made subject to, the more complete information set forth in the entire Stock Purchase Agreement, a copy of which was filed as an exhibit to our Form 8-K, dated March 28, 2008, and filed on April 8, 2008.