Form 10-Q
period 2008-03-31
Global Entertainment Holdings, Inc.
filed 2008-05-21
CIK 1142488

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended: March 31, 2008
or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the transition period from: _____________ to _____________

———————

Global Entertainment Holdings Inc.

(Exact name of registrant as specified in its charter)

———————

Nevada	000-49679	93-1221399
(State or Other Jurisdiction	(Commission	(I.R.S. Employer
of Incorporation)	File Number)	Identification No.)

1516 E. Tropicana Suite 245 Las Vegas, Nevada 89119

(Address of Principal Executive Office) (Zip Code)

(702) 333-0440

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

———————

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

	X	Yes		No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.
Large accelerated filer	Accelerated filer
Non-accelerated filer	Smaller reporting company		X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).		Yes	X	No
The number of shares of Common Stock, $0.001 par value, outstanding on May 20, 2008, was 10,992,844 shares.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Global Entertainment Holdings Inc.

Consolidated Balance Sheet

	March 31,	December 31,
	2008	2007
	(unaudited)	(audited)
Assets
Current assets:
Cash and cash equivalents	$1,350	$2,558
Accounts receivable, net		159,838
Due from employees	13,728	25,315
Contingent advances less reserves for unsuccessful
resolution of lawsuits		373,025
Note receivable		900
Total current assets	15,078	561,636
Fixed assets, net	21,155	23,479
Total fixed assets	21,155	23,479
Other assets
Book , TV and Movie Rights	176,155	202,325
Security Deposits	6,381
Other Assets	1,500
Total other assets	184,036	202,325
Total assets	$220,269	$787,440
Liabilities and Stockholders' Equity
Liabilities not subject to compromise
Accounts payable	$31,632	$178,312
Accrued expenses	180,898	121,842
Notes payable	232,205	167,004
Investor participation obligations		699,500
Total current liabilities not subject to compromise	444,735	1,166,658
Liabilities subject to compromise
Trade and miscellaneous claims
Debentures	40,000	40,000
Total liabilities subject to compromise	40,000	40,000
Total liabilities	484,735	1,206,658
Stockholders' equity:
Series A Convertible preferred Stock, par value $0.001,
2,000,000 shares authorized, 800,000 shares issued and
Converted into common stock
Series B Convertible preferred stock, par value $0.001,
4,000,000 shares authorized, 3,990,314 shares issued and
Series C Convertible preferred stock par value $0.001
6,000,000 shares authorized, 6,000,000 outstanding	6,000
outstanding	3,990	3,990
Common stock, $0.001 par value, 230,000,000 shares
authorized, 9,429,511 and 9,258,511 shares issued and
outstanding at March 31, 2008 and December 31, 2007, respectively	94,295	91,728
Shares authorized & unissued	191,800	17,500
Subscription Payable		(171,000)
Subscription Receivable		43,500
Additional paid-in capital	10,844,797	10,744,965
Additional paid-in capital Preferred A
Additional paid-in capital Preferred B	271,425	271,425
Accumulated (deficit)	(11,699,000)	(11,324300)
	(264,466)	(419,218)
	$220,269	$787,440

See notes to consolidated financial statements

Global Entertainment Holdings Inc.

Consolidated Statement of Operations

Unaudited

	For the three months ended
	March, 31
	2008		2007

Net Revenue	$			$94,862
Expenses:
Reserve for unsuccessful resolution of lawsuits	$		$
General and administrative expenses		178,509		108,887
Financing expense		15,600
Depreciation & Amortization		2,013		6,221
Preferred stock dividend
Total operating expenses		196,122		115,108
Net operating (loss)		(196,122)		(20,246)

Other income (expenses):
Other income
Interest (expense) net of interest income		(3,015)		(37,053)
Rental Income
Debt forgiveness		26,250
Total other income (expenses)		23,235		(37,053)
Income (Loss) before Income taxes		(172,887)		(57,299)

Income tax (benefit) provision
Net Income (loss)
		$(172,887)		$(57,229)
Weighted average number of
Common shares outstanding - basic and fully diluted		4,397,482		2,667,014
Net (loss) per share - basic and fully diluted		$(0.039)		$(0.021)

See notes to consolidated financial statements

Global Entertainment Holdings Inc.

Consolidated Statement of Cash Flows

Unaudited

	For the three months ended
	March 31,
	2008		2007

Cash flows from operating activities
Net income (loss)		$(172,887)		$(57,299)
Adjustments to reconcile net income to net cash
provided by (used in operating activities)
Depreciation and amortization		2,013		6,221
Reserve for unsuccessful resolution of lawsuits
Share-based compensation		220,664		469,000
Changes in assets and liabilities:
Increase (decrease) in account receivables		(900)		(90,678)
Increase (decrease) in other assets		(2,324)		(146,040)
Increase (decrease) in contingent advances
Notes receivable				(250,000)
Debt discount
Deferred stock compensation
Increase (decrease) in accounts payable and accrued expenses		(87,624)		(326,210)
Trade and other claims subject to compromise
Increase (decrease) in deferred revenue				6,244
Net cash (used in) operating activities		$(41,058)		(438,762)

Cash flows from investing activities:
Purchase of property and equipment
Net cash (used in) investing activities

Cash flows from financing activities:
Cash from issuance of common stock				434,000
Cash from exercise of options & warrants		100
Common stock cancellation
Proceeds from notes payable		39,750		1,640
Repayments of notes payable
Proceeds from investor participation borrowings
Principal repayments on capital lease obligations
Value of Warrants issued
Net cash provided by financing activities		$39,850		434,640

Increase (decrease) in cash		(1,208)
Cash - beginning of period		2,558		1,618
Cash - ending of period		$1,350		$(1,504)

Supplemental disclosures:
Interest paid
Income taxes paid	$		$

Shares issued for services		$500,000		$469,000

See notes to consolidated financial statements

Global Entertainment Holdings Inc.

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

These statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management are necessary for fair presentation of the information contained therein. It is suggested that these condensed interim financial statements be read in conjunction with the financial statements of the Company for the year ended December 31, 2007 and notes thereto included in the Company's Form 10-KSB annual report. The Company follows the same accounting policies in the preparation of interim reports.

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

The Company's primary liabilities are summarized in the following paragraphs:

A. Administrative and Priority Claims. The claims within this class total approximately $287,000 through December 31, 2005. Most of this amount represents the fees and costs payable to the Debtors general insolvency counsel, Winthrop Couchot, P.C. who accepted 200,000 shares of common stock from the company in April 2005 and an additional 100,000 shares in 2005 in part or full payment for the amount. The balance represents sums owed of approximately $9,300 in priority wages owed to two officers of the Debtors. These amounts are not subject to compromise and are included in accounts payable and accrued expenses in the accompanying balance sheet at March 31, 2006;

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

The remaining bankruptcy liabilities at March 31, 2008 are summarized as follows:

Gap Claims	$-
Unsecured Creditors and Other	-
Subtotal	-
Debentures	40,000
$40,000

Note 3 – Notes Receivable

None

Note 4 - Contingent Advances

The Company has divested itself of its wholly owned subsidiary LitFunding USA as of March 31, 2008. LitFunding USA was the managing partner of several LLC that control the contingent advances.

Note 5 - Participation Agreements

 None

Note 6 - Debentures

During the year ended December 31, 2002, the Company issued 5-year 9% convertible debentures amounting to $200,000, due January 1, 2007. Included is one debenture due to a related party for $10,000. Interest is due semi-annually on the first day of June and December of each year, commencing June 1, 2003 until fully paid. As part of the plan of reorganization, these debentures have an amended maturity to June 2008. In December 2007, the Company converted $150,000 principal amount of the debentures, plus approximately $21,000 in accrued interest, into 171,000 shares of Common Stock.  At March 31, 2008, the Company had debentures outstanding of $40,000, with accrued interest totaling $6,450.

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

Note 7- Debt

Notes payable at March 31, 2008 is comprised of the following:

Note payable to entity, original balance of $19,181 Principal and interest due June 15, 2006. The Note is unsecured. Note payable to entity, original balance $32,187. This note is unsecured	$9,591

$6,094

Note payable to entity, original balance of $15,000 due in three monthly installments of $5,000 beginning April 15, 2006. The Note is unsecured	$10,000

Notes payable various amounts and interest rates, unsecured	$11,500
Notes payable various amounts and interest rates, unsecured	$11,500
Note payable to entity, original balance of $30,502 due in two monthly installments of $15,251 beginning April 15, 2006. The Note is unsecured	$10,081

Notes payable face amounts totaling $45,000, with various interest rates and due dates. The notes have been verbally extended.	$45,000
Advances to be converted into notes.	$26,600

Notes payable face amounts totaling $42,500, with various interest rates and due dates. The notes have been verbally extended.	$42,500
Note payable Face amount $6,000, interest at 12% due April 15, 2008. This note has been verbally extended to May 31, 2008.	$6,000
Global Notes with no specified due dates and varying interest rates.	$53,339
Total	$232,205

Note 8 – Stockholders’ Equity

Common Stock – Issued

On March 3, 2008, the Company issued 114,000 shares of its $0.001 par value restricted common stock for the conversion of a note in the amount of $100,000, with accrued interest of $14,000, held by Candioty-Werth Trust. The conversion share price was $1.00.

On March 3, 2008, the Company issued 57,000 shares of its $0.001 par value restricted common stock for the conversion of a note in the amount of $50,000, with accrued interest of $7,000, held by Adam Carolla. The conversion share price was $1.00.

Common Stock Commitments – Not Issued

On March 5, 2008 the Company authorized 283,333 shares of its $0.001 par value restricted common stock for the conversion of a note in the amount of $42,500 held by Davtic Corporation in LFC 104. The conversion share price was $0.15.

On March 5, 2008 the Company authorized 180,000 shares of its $0.001 par value restricted common stock for the conversion of a note in the amount of $27,000 held by Davtic Corporation in LFC 105. The conversion share price was $0.15.

On March 27, 2008 the Company authorized 400,000 shares of its $0.001 par value restricted common stock to Virginia Perfili, a Board Member, for services performed as a Board Member and for past services performed for Global Universal Film Group during 2007.  The shares were valued at $0.08 per share totaling $32,000.

 On March 27, 2008 the Company authorized the issuance of up to 90,000 shares of its $0.001 par value restricted common stock to be held in escrow as required by the Company’s agreement with Vantage Investment Group, dated February 21, 2008. These shares have not been issued yet. The share price was $0.08.

On March 31, 2008 the Company authorized 500,000 shares of its $0.001 par value restricted common stock for the conversion of a note in the amount of $50,000 held by Green Realty Corp. in LFC 101. The conversion share price was $0.10.

Series “A” 12% Convertible Preferred Stock

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

Series “B” Convertible Preferred Stock

On December 6, 2006, pursuant to the terms of a certain reverse tri-party merger with Global Universal Film Group, Inc., dated March 7, 2006 (Merger Agreement), we issued a total of 1,500,000 shares of Series B Stock to the stockholders of GUFG. GUFG became a wholly-owned subsidiary of the Company.  Gary Rasmussen, our CEO, owned 50% of the shares of GUFG and received 750,000 shares pursuant to the merger. Jackelyn Giroux, President of GUFG, received 750,000 shares.

Pursuant to the Merger Agreement, GUFG had the unilateral right to “spin-off” from the Company to become a separate, reporting, publicly held company, in exchange for a $200,000 management fee. GUFG paid the Company $26,000 in cash and executed a promissory note for the balance of $174,000. Pursuant to the Merger Agreement, the Company would retain 10% of GUFG shares and was required to timely file a registration statement covering said shares of GUFG thereby effecting the spin-off. The Company failed to file the registration statement.

On October 16, 2006, the GUFG shareholders elected to spin-off from the Company and the Merger Agreement was amended to provide that if the registration statement was not filed on or before June 30, 2007, then GUFG would be entitled to a complete refund of the management fee and to effect a private spin-off.  The Company’s management failed to file the registration statement by June 30, 2007.

In September of 2007, Mr. Rasmussen (a former 50% shareholder of GUFG prior to the Merger Agreement) was appointed to the Board of Directors and elected CEO of the Company.  At that time, the Company’s debt was in excess of $3 Million and its core business and primary assets were essentially worthless. The former shareholders of GUFG (now holders of Series B Stock) decided to restructure the Company and remain a part of it rather than effect a spin-off.  Accordingly, the Series B Convertible Preferred stock was amended to remove the right to effect a spin-off of GUFG and a new Series C Convertible Preferred stock was authorized by the Board of Directors and issued to the holders of the Series B Preferred stock to reflect changes agreed to between the Board of Directors and the former shareholders of GUFG.

In December 2007, we agreed to issue an additional 2,490,134 shares of Series B Stock in exchange for the cancellation of $273,915 in debt of GUFG. Mr. Rasmussen received 343,227 shares directly in his name, and Rochester Capital Partners received 641,225 shares. Ms. Giroux received 1,505,682 shares directly in her name. However, said shares were not issued by our transfer agent until April 22, 2008.  The total 3,990,314 shares of our Series B Stock outstanding are convertible into 3,990,134 shares of common stock at anytime.

The Certificate of Designation of the Series B Convertible Preferred Stock (Series B Stock) contains the following provisions:

Dividend Provisions.  The holders of the Series B Stock will not be entitled to any dividends on the Preferred Stock.

Liquidation Preference.  In the event of any liquidation, dissolution or winding up of the Company, either voluntary or involuntary, subject to the rights of series of preferred stock that may from time to time come into existence, the holders of Series B Stock shall be entitled to receive, prior to and in preference to any distribution of any of the assets of the Company to the holders of Common Stock by reason of their ownership thereof, an amount per share equal to the sum of (i) $0.001 for each outstanding share of Series B Stock (“Original Series B Issue Price”) and (ii) an amount equal to the Original Series B Issue Price for each twelve (12) months that has passed since the date of issuance of any Series B Preferred Stock.

Spin-off Rights.  At the election of a majority in interest of the Series B Stock, GUFG shall be spun off to the holders of the Series B Stock, with 90% of such shares in GUFG being issued, pro rata to the holders of the Series B Stock, and 10% being issued and distributed to the shareholders of the Company Common Stock on a pro-rata basis. This provision was eliminated entirely with the filing of an amendment to the designation of rights and preferences of our Series B Stock with the State of Nevada on December 6, 2007.

Conversion.  Each share of Series B Stock shall be convertible, at the election of the holder, into one (1) share of the Company’s common stock on such date as the majority shareholders of all Series B Stock have elected to effect the Spin-Off transaction; however, the Series B Stock shall automatically convert into shares of Common Stock of the Company after twelve (12) months from the date of LitFunding’s acquisition of GUFG, regardless of whether or not an election has been made to spin-off GUFG. This provision was amended with the filing of an amendment to the designation of rights and preferences of our Series B Stock with the State of Nevada on December 6, 2007. The conversion into common stock may be made at anytime, without conditions, by the holders of the Series B Stock.

Voting Rights.  The shares of the Series B Stock shall not have any voting rights.

On December 6, 2007, the Company amended the designation of rights and preferences of its Series B Convertible Preferred Stock as follows:

1.

Section 5(e) was deleted, removing the automatic conversion of the Series B Preferred stock on December 7, 2007.

2.

Section 8 was amended and Section 9 was deleted to clarify the effects of stock splits, etc.  The new language of Section 8 is as follows:

“If the Company, at any time while this  Preferred Stock is outstanding: (A) subdivides outstanding shares of Common Stock into a larger number of shares, (B) combines (including by way of reverse stock split) outstanding shares of common Stock into a smaller number of shares or (C) issues by reclassification of shares of the Common Stock any shares of capital stock of the Company, then the Conversion Rate shall be multiplied by a fraction of which the numerator shall be the number of shares of Common Stock (excluding treasury shares, if any) outstanding immediately before such event and of which the denominator shall be the number of shares of Common Stock outstanding immediately after such event. Any adjustment made pursuant to this Section 8 shall become effective immediately after the effective date of such subdivision, combination or reclassification.”

Series C Convertible Preferred Stock

In January, 2008, in keeping with the restructuring efforts of the new management team, the Board authorized the issuance of 6,000,000 shares of a non-dilutive, convertible preferred stock entitled, Series C Convertible Preferred Stock (Series C Stock). The Series C Stock is non-dilutive and, the initial 6,000,000 shares authorized, will convert into 60% of the Company’s outstanding common stock calculated immediately after conversion. On April 4, 2008, the Company filed a Certificate of Designation with the Nevada Secretary of State, with the following rights and preferences:

RESOLVED, that, pursuant to Article Fourth of the Articles of Incorporation, as amended, of the Company, the Board of Directors hereby authorizes the issuance of, and fixes the designation and preferences and relative, participating, optional, and other special rights, and qualifications, limitations and restrictions, of a series of Preferred Stock consisting of six million (6,000,000) shares, $0.001 par value, to be designated "Series C Convertible Preferred Stock" (the "Series C Stock").

RESOLVED, that each share of the Series C Stock shall rank equally in all aspects and shall be subject to the following terms and provisions:

1.  Preference on Liquidation. In the event of any voluntary or involuntary liquidation, distribution of assets (other than the payment of dividends), dissolution or winding-up of the Company, Series C Stock shall have preferential rights to the Company's common stock.

2.  Voting Rights.

(a)  General Rights.  Except as otherwise provided herein or as required by law, the Series C Stock shall be voted equally with the shares of the Common Stock of the Corporation and not as a separate class, at any annual or special meeting of stockholders of the Corporation, and may act by written consent in the same manner as the Common Stock.

(b)  Number of Votes.  The holder of the shares of Series C Stock shall be entitled to such number of votes as shall be equal to the aggregate number of shares of Common Stock into which such holder's shares of Series C Stock are convertible immediately after the close of business on the record date fixed for such meeting or the effective date of such written consent.

3.   Dividends.  The holders of Series C Stock will be entitled to any dividends on the Series C Preferred Stock as shall be declared by the Board of Directors.

4.   Conversion Rights. The holders of the Series C Stock shall have the following rights with respect to the conversion of the Series C Stock into shares of Common Stock (the "Conversion Rights"):

(a)  Conversion.  Subject to and in compliance with the provisions of this Section 3, any shares of Series C Stock may, at any time, at the option of the holder, be converted into fully paid and non-assessable shares of Common Stock (a "Conversion").

(b) Conversion Rate. The entire class of authorized shares of Series C stock shall be convertible into approximately sixty percent (60%) of the Company’s common stock on a non-dilutive basis.  Specifically, each share of Series C stock shall be convertible into such number of shares of common stock that is equal to the product of the number of the Company's common stock issued and outstanding at the time of conversion multiplied by 0.000025%.

(c)  Mechanics of the Conversion.  Upon a Conversion, the holder of Series C Stock shall surrender the applicable certificate or certificates therefore, duly endorsed, at the office of the Company or any transfer agent for the Series C Stock, and shall give written notice to the Company of the Conversion and the number of shares of Series C Stock being converted.  Thereupon, the Company shall promptly issue and deliver to such holder a certificate or certificates for the number of shares of Common Stock to which such holder is entitled. A Conversion shall be deemed to have been made at the close of the first business day after the date both notice has been given and the applicable share certificate or certificates have been delivered to the Company, provided, however, if the foregoing occurs on a business day, before the close of business, the Conversion shall be deemed to have occurred at the close of business on that day (the "Conversion Date"). The person entitled to receive the shares of Common Stock issuable upon a Conversion shall be treated for all purposes as the record holder of such shares of Common Stock on such date.

(d)  Adjustment to Conversion Ratio. If, prior to the conversion of all shares of Series C Preferred Stock, the number of outstanding shares of Common Stock is increased by a stock split, stock dividend or other similar event, or if the number of outstanding shares of Common Stock is decreased by a combination or reclassification of shares, or other similar event, the Board of Directors of the Corporation shall make an equitable adjustment in the Conversion Ratio, if necessary, to reflect such event in order to preserve substantially the initial Conversion Ratio.

(e) Reorganizations, Mergers, Consolidations or Sales of Assets. If at any time or from time to time after the date of issuance of the Series C Stock, there is a capital reorganization of the Common Stock (other than a transaction provided for elsewhere in this Section 4), as a part of such capital reorganization, provision shall be made so that the holders of the Series C Stock shall thereafter be entitled to receive upon conversion of the Series C Stock the number of shares of stock or other securities or property of the Company to which a holder of the number of shares of Common Stock deliverable upon conversion would have been entitled on such capital reorganization, subject to adjustment in respect of such stock or securities by the terms thereof.

(f)  Notices of Record Date. Upon (i) any taking by the Company of a record of the holders of any class of securities for the purpose of determining the holders thereof who are entitled to receive any dividend or other distribution, or (ii) any sale of the Company, capital reorganization of the Company, any reclassification or recapitalization of the capital stock of the Company, or any voluntary or involuntary dissolution, liquidation or winding up of the Company, the Company shall mail to each holder of Series C Stock at least twenty (20) days prior to the record date specified therein a notice specifying (A) the date on which any such record is to be taken for the purpose of such dividend or distribution and a description of such dividend or distribution, (B) the date on which any such sale of the Company, reorganization, reclassification, recapitalization, dissolution, liquidation or winding up is expected to become effective, and (C) the date, if any, that is to be fixed as to when the holders of record of Common Stock (or other securities) shall be entitled to exchange their shares of Common Stock (or other securities) for securities or other property deliverable upon such sale of the Company, reorganization, reclassification, recapitalization, dissolution, liquidation or winding up.

(g)  Fractional Shares. Any fractional share of Common Stock resulting from the conversion of the Series C Stock shall be rounded up to the nearest whole share.

(h)  Reservation of Stock Issuable Upon Conversion. The Company shall at all times reserve and keep available out of its authorized but unissued shares of Common Stock, solely for the purpose of effecting the conversion of the shares of the Series C Stock, such number of its shares of Common Stock as shall from time to time be sufficient to effect the conversion of all outstanding shares of the Series C Stock.  If at any time the number of authorized but unissued shares of Common Stock shall not be sufficient to effect the conversion of all then outstanding shares of the Series C Stock, the Company will take such corporate action as may, in the opinion of its counsel, be necessary to increase its authorized but unissued shares of Common Stock to such number of shares as shall be sufficient for such purpose.

(i)  Notices.  Any notice required by the provisions of this Section 4 shall be in writing and shall be deemed effectively given: (i) upon personal delivery to the party to be notified, (ii) when sent by confirmation telex or facsimile if sent during normal business hours of the recipient; if not, then on the next business day, (iii) three (3) days after having been sent by registered or certified mail, return receipt requested, postage prepaid, or (iv) one (1) day after deposit with a nationally recognized overnight courier, specifying next day delivery, with written verification of receipt. All notices shall be addressed to each holder of record at the address of such holder appearing on the books of the Company.

(j)  No Impairment. The Company will not, by amendment or restatement of its Articles of Incorporation, as amended, or through any reorganization, recapitalization, transfer of assets, consolidation, merger, dissolution, issue or sale of securities or any other voluntary action, avoid or seek to avoid the observance or performance of any of the terms to be observed or performed hereunder by the Company but will at all times in good faith assist in the carrying out of all the provisions of this Section 4 and in the taking of all such action as may be necessary or appropriate in order to protect the Conversion Rights of the holder of the Series C Stock against impairment.

5.  Protective Provisions.  So long as any shares of Series C Stock are outstanding, the Company shall not without first obtaining the approval (by vote or written consent, as provided by law) of the holders of at least a majority of the voting power of the then outstanding shares of such Series C Stock:

(a)  alter or change the rights, preferences or privileges of the shares of Series C Stock so as to affect adversely the shares; or

(b)  increase or decrease (other than by redemption or conversion) the total number of authorized shares of Series C Stock.

6.  Reacquired Shares.  Any shares of Series C Stock purchased or otherwise acquired by the Company in any manner whatsoever shall be retired and cancelled promptly after the acquisition thereof.  All such shares shall upon their cancellation become authorized but unissued shares of Series C Preferred Stock to be created by resolution or resolutions of the Board of Directors, subject to the conditions and restriction on issuance set forth herein.

The foregoing Certificate of Designation was executed and adopted by the Board of Directors on January 9, 2008.

Note 9 – Contingencies

The Company is a defendant in several matters in litigation, many of which are in the normal course of business, including litigation for refunds of funds invested. The company believes these suits are without merit and intends to defend these litigations in courts of law.  However, practically all pending litigation involved our former operating subsidiary, LitFunding USA. With the divestiture of LitFunding USA on March 31, 2008, the pending litigation was transferred with the sale of LitFunding USA.

Note 10 – Warrants and Options

During the three months ended March 31, 2008, there were no options or warrants issued by the Company.

Options and Warrants Exercised

During the three months ended March 31, 2008, there were no options or warrants exercised.

The summary of activity for the Company's stock options/warrants is presented below:

	Three months March 31, 2008	Weighted Average Exercise Price

Options/warrants outstanding at beginning of period	481,675	$4.20
Granted
Exercised
Terminated/Expired
Options/warrants outstanding at end of period	481,675	$4.20
Options/warrants exercisable at end of period	481,675	$4.20

Price per share of options outstanding	$0.10-$70.00

Weighted average remaining contractual lives	2.05 years

Weighted average fair value of options granted during the period

Note 11 – Related Party Transactions

On March 31, 2008, Iscom, Inc. acquired all of the stock of LitFunding USA, Inc., which operated our former business of litigation funding. Iscom was an inactive corporation formed by Jackelyn Giroux, president of Global Universal Film Group. Gary Rasmussen was listed as secretary. Just prior to March 31st, Jackelyn Giroux and Gary Rasmussen resigned all positions held, and Jackelyn Giroux transferred control to Claire Ambrosio, attorney at law, and equity ownership to Ben Martin, an unrelated third party.

Note 12 - Subsequent Events

On April 3, 2008 the Company entered into a Consulting Contract with Worldwide Financial Solutions, Inc., a Florida corporation (WFS), providing services and advice pertaining to equity financing opportunities.  One warrant for the purchase of 100,000 shares for restricted common stock at $0.001 per share were issued to WFS on the date of the contract. The warrant was exercised immediately and the shares of restricted common stock were issued. Additionally, WFS received a warrant for the purchase of 100,000 shares at a price of $1.00 per share, expiring on December 31, 2009.

On April 11, 2008 Stanley Weiner, a director of the Company, entered into an agreement with us to convert debt of $40,000 owed to him by the Company in exchange for 400,000 shares of restricted common stock valued at $0.10 per share.

On May 8, 2008 the Company exercised its rights pursuant to the terms of the Equity Investment Agreement, dated July 28, 2006, to require Imperial Capital Holdings to purchase shares of the Company’s common stock. The Put was for 100,000 shares, or the minimum Put of $10,000, less fees.

On May 16, 2008 the Company exercised its rights pursuant to the terms of the Equity Investment Agreement, dated July 28, 2006 to require Imperial Capital Holdings to purchase shares of the Company’s common stock. The Put was for 100,000 shares, or the minimum Put of $10,000, less fees.

FORWARD-LOOKING STATEMENTS

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

For a detailed description of these and other factors that could cause actual results to differ materially from those expressed in any forward-looking statement, please see “Factors That May Affect Our Plan of Operation” in this document and in our Annual Report on Form 10-KSB for the year ended December 31, 2007.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW AND OUTLOOK

We have recently restructured the Company and are now focusing our efforts on the development, financing and production of feature-length films.

Global Entertainment Holdings, through its wholly owned subsidiary Global Universal Film Group (GUFG), plans to develop the business of producing low-budget genre pictures with recognizable, name talent. GUFG management believes investment risk can be significantly reduced by utilizing Canadian and other major countries Government tax incentives to cover up to 50% of each film’s budget. Additional coverage of 20% to 25% of a film’s budget can be derived from pre-selling either foreign or U.S. rights to the film.  The remaining balance (25% to 30%) will be obtained from private investment of debt, equity or combination of both.  Management intends to retain revenues generated from one or more territories of each film to provide cash flow for operating expenses to assure long-term profitability for the Company and its shareholders.

Current Negotiations

GUFG is in negotiations with an international film distribution company to produce and distribute a proprietary slate of 6 or more feature-length films. Under the proposed agreement with the distribution company, the Company will be responsible for arranging financing to provide 100% of the budget required to produce the films. The distribution company will charge a fee of 7.5% for foreign distribution, and 10% for U.S. distribution.  The distribution company will try to utilize a pre-arranged “output deal” with a major studio to affect a U.S. theatrical release, if the film warrants such investment.

Because of the financing incentives noted above, the risk of investment is reduced considerably and profitability may be possible for a direct-to-video release, followed by pay, cable, satellite, free and syndicated television exhibition.  The Company anticipates that at least two of the films will warrant and receive a theatrical release prior to their video distribution.  There is, of course, no guarantee of a theatrical release for any film that may be produced by the Company, although the distribution company will use “best efforts” to obtain U.S. theatrical release through an “out put” and “first look” arrangement with a major film studio.

Should a major studio distribute one or more of the GUFG films in the U.S., the distribution company will allocate their 10% fee out of the major studio distribution fee.

Agreement with Image In Media

GUFG recently acquired 30% of Global Universal Pictures, a Canadian corporation formed to develop films in Canada using the Canadian tax incentives and pre-sales to cover a majority of the budget. Because of various rules pertaining to ownership, GUFG was limited to 30% of the equity ownership of Global Universal Pictures.

Global Universal Pictures recently signed a production contract with Image In Media, a Canadian corporation that develops films, and has signed a distribution agreement with Anchor Bay, a company owned by Starz Media.  The film is entitled “UNWOUND” and will be produced in partnership with Image In Media. The financing of this film will incorporate Canadian government tax incentive certificates, foreign sales estimates while using a letter of credit as collateral to handle any “shortfalls” that occur during production.

An offer has been made to Heather Graham to star in the film.  Image In Media has a production agreement, or an “output deal”, with Starz Media.  Image In Media has offered Global Universal Pictures an opportunity to participate in the production of additional films for Starz Media, contingent upon cast and budget, in addition to the film project, UNWOUND. No such agreement for additional films has yet been signed.

Starz Media, LLC., is owned by Liberty Media, which also owns Starz Entertainment, LLC. Starz is a premium movie service provider that offers 16 movie channels, including the Starz® and Encore® brands, with approximately 16.3 million and 30.7 million subscribers, respectively.

Results of Operations

The following overview provides a summary of key information concerning our financial results for the first quarter of 2008 compared with the first quarter of 2007.

Revenues

	Three Months Ended March 31,		Increase (Decrease)
	2008	2007	$	%

Net Revenue	$ 0	$94,862	$(94,862)	(100)%

Revenue: Total revenue was $ 0 and $94,862 for the three months ended March 31, 2008 and 2007, respectively. Our decrease in revenue of $94,862 is due to several previously funded cases not settling during the quarter. Our business plan is to move the Company into the movie and TV entertainment business.  As we are in the start up faze of this shift in operations revenues will lag until we can produce a product for marketing.

Operating expenses

	Three Months Ended March 31,		Increase (Decrease)
	2008	2007	$	%

Reserve for unsuccessful resolution of lawsuits	$ -	$		$-
General and administrative expenses	178,509	108,887	69,622	64%
Financing expense				-
Depreciation and amortization	2,013	6,221	(4,208)	(68)%
Preferred stock dividend	-	-	-	-

Total operating expenses	$196,122	$115,108	$65,414	57%

Total operating expenses for the three-month period ended March 31, 2008 increased by $65,414 over the three-month period ended March 31, 2007, due primarily to our activities related to restructuring the Company and changing its core business model.

Other income (expense)

	Three Months Ended March 31,		Increase (Decrease)
	2008	2007	$	%

Other income	$			$-
Interest (expense)	(3,015)	(37,053)	(34,038)	(92)%
Rental income
Debt Forgiveness	26,250		26,250	100%

Total other income (expense)	23,235	$(37,053)	$60,288	162.7%

Our interest expense was $34,038 lower in the three month period ended March 31, 2008 than the three month period ended March 31, 2007 because we decreased short term interest bearing debt.

Net (loss)

	Three Months Ended March 31,		Increase (Decrease)
	2008	2007	$	%

Net (loss)	$ (172,887)	$ (57,299)	$115,588	200.2%

Our net loss was $115,588 higher in the three month period ended March 31, 2008 as compared to the three months ended March 31, 2007 because our restructuring costs.

Operation Plan

During the next twelve months we plan to focus our efforts on raising capital to cover our basic operating needs, and to develop, finance and produce feature films.

We had cash on hand of approximately $1,350 as of March 31, 2008. In the opinion of management, these funds will not satisfy our working capital requirements for the next twelve months. Nevertheless, our reorganization plan includes the use of our Equity Investment Agreement with Imperial Capital to provide for sufficient capital to sustain operations. During May, 2008, we issued our first series of Puts to Imperial for a gross amount of $20,000.

We will also need to raise funds to continue to implement our business plan of developing, financing and production of films. We plan to raise these funds through private and institution or other equity offerings including interest bearing debentures. To this end, we have recently retained Vantage Investments and Worldwide Financial Solutions are consultants to assist us in our efforts to raise larger amounts of capital for investment in the films we produce.  We may attempt to secure other loans from lending institutions or other sources. We will also consider establishing relationships with selected business partners whose contributions include necessary cash. There is no guarantee that we will be able to raise additional funds through offerings or other sources. If we are unable to raise funds, our ability to continue with operations will be materially hindered.

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

As of March 31, 2008, our cash balance was $1,350.  Over the next twelve months we believe that existing capital and anticipated funds from operations will not be sufficient to sustain operations and planned expansion.  Our plan for satisfying our cash requirements for basic operations over the next 12 months entails the sale of our securities pursuant to our Equity Investment Agreement with Imperial Capital, and to private individuals or institutions, or third party financing, and/or traditional bank financing. We intend to make appropriate plans to insure sources of additional capital in the future to fund growth and expansion through additional equity or debt financing or credit facilities. No assurance can be made that such financing would be available, and if available it may take either the form of debt or equity.  In either case, the financing could have a negative impact on our financial condition and our Stockholders.

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

Going Concern

The ability of the Company to continue as a going concern remains dependent upon successful implementation of our business plan, obtaining additional capital and financing, and generating positive cash flow from operations. The Company intends to seek additional capital either through debt or equity offerings and believes that our new business of film production will ultimately lead us to profitability and positive cash flows.

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

Since our inception we have not been profitable and have lost money on both a cash and non-cash basis.  For the three months ended March 31, 2008, we incurred net losses of $172,887. Our accumulated deficit at the end of March 31, 2008 was $11,699,000. Future losses are likely to occur, as we are dependent on spending money to pay for our operations. No assurances can be given that we will be successful in reaching or maintaining profitable operations.  Accordingly, we may experience liquidity and cash flow problems.  If our losses continue, our ability to operate may be severely impacted or alternatively we may be forced to terminate our operations.

We are subject to a working capital deficit, which means that our current assets on March 31, 2008 were not sufficient to satisfy our current liabilities and, therefore, our ability to continue operations is at risk.

We had a working capital deficit for the three months ended March 31, 2008 which means that our current liabilities exceeded our current assets on March 31, 2008 by $429,657.  Current assets are assets that are expected to be converted to cash within one year and, therefore, may be used to pay current liabilities as they become due. Our working capital deficit means that our current assets on March 31, 2008 were not sufficient to satisfy all of our current liabilities on March 31, 2008.  If our ongoing operations do not begin to provide sufficient profitability to offset the working capital deficit, we may have to raise capital or debt to fund the deficit or curtail future operations.

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

[The majority of the litigation has involved the former operating subsidiary LitFunding USA. These issues follow LitFunding USA to the new owners of the corporation or the LFC’s managed by LitFunding USA.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ended March 31, 2008, we issued a total of 171,000 shares to 2 individuals for conversion of $150,000 in debentures they held, with accrued interest of $21,000, or an aggregate of $171,000. The shares were issued at a value of $1.00 per share.  We believe that the issuance of these shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2).

Item 3.

 Defaults Upon Senior Securities.

None.

Item 4.

 Submission of Matters to a Vote of Security Holders.

None.

Item 5.

 Other Information.

Divestiture of LitFunding USA

On March 28, 2008, Global Entertainment Holdings (the "Registrant") entered into Stock Purchase Agreement with Iscom, Inc., whereby, effective March 31, 2008, we divested ourselves of LitFunding USA, Inc., a Nevada corporation, and all of its assets and liabilities. LitFunding USA was a wholly-owned subsidiary of the Registrant and, through its six, wholly-owned subsidiary LLC companies, was engaged in the business of advancing funds to Plaintiffs attorneys on various legal actions, for which it anticipated earning a fee along with the return of such advances upon a favorable outcome of the litigation. The business operations of LitFunding USA, and corresponding liabilities, represented the bulk of the Registrant's former core business operations. As a wholly-owned subsidiary of the Registrant, LitFunding USA's substantial liabilities were required to be reported on the Registrant's balance sheet, while the assets, consisting primarily of advances and fees due, contingent upon the successful outcome of litigation, could not be booked due to their uncertainty of collection. Therefore, the Board of Directors elected to divest this subsidiary and its substantial liabilities in a manner that will preserve an upside potential in the event that any such advances and related fees are eventually collected.

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

Recession of HandsFree Entertainment

On December 31, 2007, we entered into an agreement to acquire 100 percent of the issued and outstanding shares of common stock of Hands Free Entertainment, Inc., a Texas corporation.  In consideration for the acquisition, we agreed to issue an aggregate of 250,000 shares of our restricted common stock to the shareholders of Hands Free Entertainment.

Under the terms of the Share Exchange Agreement, Hands Free was to provide certain financial information for our auditors, as well as copies of material agreements. Also, we agreed to maintain the value of the shares we agreed to issue at a price of $.75 per share. Although requested, no information other than a preliminary financial statement was received from Hands Free. Additionally, the price of our stock declined to $.08 per share. As of the date hereof, no shares were issued or exchanged.

The foregoing matters became problematic for the parties. Therefore, we entered into a Rescission Agreement with Hands Free Entertainment to mutually rescind the Share Exchange Agreement, ab initio, and to release all parties from any potential claims.

The foregoing description of the terms and conditions of the Share Exchange Agreement, as well as the Rescission Agreement are qualified in their entirety by, and made subject to, the more complete information set forth in our reports on Form 8-K, dated January 4, 2008, and April 10, 2008.

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

* Filed herewith.

Reports on Form 8-K

Form 8-K filed on January 4, 2008;

Share Exchange Agreement of December 31, 2007 with HandsFree Entertainment.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL ENTERTAINMENT HOLDINGS, INC.
(Registrant)

Date: May 20, 2007	By:	/s/ Terry Gabby
Terry Gabby
Chief Financial Officer
(On behalf of the registrant and as principal accounting officer)