Form 10QSB
period 2008-06-30
Global Entertainment Holdings, Inc.
filed 2008-08-14
CIK 1142488

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

Commission file number 000-49679

Global Entertainment Holdings Inc.
(Exact name of small business issuer as specified in its charter)

Nevada	93-1221399
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

1516 E. Tropicana  Suite 245
Las Vegas, Nevada 89119
(Address of principal executive offices)

(702) 333-0440
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

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.  Yes  ☒   No ☐

The number of shares of Common Stock, $0.001 par value, outstanding on August 6, 2008, was 11,712,844 shares.

Transitional Small Business Disclosure Format (check one):  Yes ☐   No ☒

Global Entertainment Holdings Inc.

PART I – FINANCIAL INFORMATION

ITEM 1A.   FINANCIAL STATEMENTS

Global Entertainment Holdings Inc.
Consolidated Balance Sheet

	June 30,	December 31,
	2008	2007
	(unaudited)	(audited)
Assets

Current assets:
Cash and cash equivalents	$15	$2,558
Accounts receivable, net
Due from employees	27,115	25,315
Contingent advances less reserves for unsuccessful
resolution of lawsuits
Note receivable
Total current assets	27,130	28,773

Fixed assets, net	19,408	23,479
Total fixed assets	19,408	23,479

Other assets
Book Rights	1,864	1,864
TV Game / Reality Show	8,966	8,966
Film Rights	189,175	189,175
Movies	26,850	26,850
Website Software: Less Amortization	5,000	6,000
Other Assets	17,695	23,170
Security Deposits		15,976

Total other assets	249,550	256,025

Total assets	$296,088	$308,277

Liabilities and Stockholders' Equity

Liabilities not subject to compromise
Accounts payable	$29,066	$178,312
Accrued expenses	293,443	121,842
Deferred revenue		204,174
Notes payable	220,700	167,004
Investor participation obligations		699,500

Total current liabilities not subject to compromise	543,264	1,166,658

Liabilities subject to compromise
Trade and miscellaneous claims
Debentures	40,000	40,000
Total liabilities subject to compromise	40,000	40,000

Total liabilities	583,264	1,206,658

Stockholders' equity:

Series B Convertible preferred stock, par value $0.001,
4,000,000 shares authorized, 3,990,314 shares issued and outstanding	3,990	3,990
Series C Convertible preferred stock par value $0.001
6,000,000 shares authorized, 6,000,000 outstanding	6,000

Common stock, $0.001 par value, 230,000,000 shares
authorized, 9,429,511 and 9,258,511 shares issued and
outstanding at June 30, 2008 and December 31, 2007, respectively	94,382	92,584
Shares authorized & unissued	24,700	17,500
Subscription Payable		-171,000

Additional paid-in capital	11,125,615	10,745,821
Additional paid-in capital Preferred A
Additional paid-in capital Preferred B	271,425	271,425
Accumulated (deficit)	(11,802,098)	(11,858,704)
	(287,176)	(898,381)
	$296,088	$308,277

See notes to consolidated financial statements.

Global Entertainment holdings Inc.
Consolidated Statement of Operations
Unaudited

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007

Net Revenue	$-	$69,949	$-	$164,811

Expenses:

General and administrative expenses	161,234	133,505	332,699	284,708
Financing expense	39,821	70,000	55,421	70,000
Depreciation & Amortization	1,746	6,524	3,759	12,745
Total operating expenses	202,801	210,029	391,879	367,453

Net operating (loss)	(202,801)	(422,491)	(391,879)	(202,642)

Other income (expenses):
Other income (expense)	(2,752)	51,633	(2,729)	51,633
Interest (expense) net of interest income	(3,521)	(34,834)	(6,536)	(71,882)
Rental Income	-	-	-	-
Amortization of debt discount	-	50,606	50,606
Total other income (expenses)	(6,273)	67,405	(9,265)	30,357

Income (Loss) before Gain on Debt Restructuring	(209,074)	(72,675)	(401,144)	(172,285)

Gain on debt restructuring		26,250

Income tax (benefit) provision	-	-	-	-

Net Income (loss)	$(209,074)	$(72,675)	$(374,894)	$(172,285)

Weighted average number of
common shares outstanding - basic	10,853,102	8,189,912	10,107,570	3,213,155

Net (loss) per share – basic	$(0.019)	$(0.001)	$(0.040)	$(0.053)

See notes to consolidated financial statements.

Global Entertainment Holdings Inc.
Consolidated Statement of Cash Flows
Unaudited

	For the Six months ended
	June 30,
	2008	2007

Cash flows from operating activities
Net income (loss)	$(374,894)	$(172,887)
Adjustments to reconcile net income to net cash
provided by (used in operating activities)
Depreciation and amortization	3,759	2,013
Reserve for unsuccessful resolution of lawsuits
Share-based compensation	220,664	220,664
Changes in assets and liabilities:
Increase (decrease) in account receivables	(900)	(900)
Increase (decrease) in other assets	(45,964)	(146,040)
Increase (decrease) in contingent advances
Notes receivable
Debt discount
Deferred stock compensation
Increase (decrease) in accounts payable and accrued expenses	19,812	(87,624)
Trade and other claims subject to compromise
Increase (decrease) in deferred revenue
Net cash (used in) operating activities	$(177,523)	(41,058)

Cash flows from investing activities:
Purchase of property and equipment
Net cash (used in) investing activities

Cash flows from financing activities:
Cash from issuance of common stock	26,080
Cash from exercise of options & warrants	100	100
Common stock cancellation
Proceeds from notes payable	66,000	39,750
Repayments of notes payable	46,000
Proceeds from investor participation borrowings
Principal repayments on capital lease obligations
Value of Warrants issued	36,800
Net cash provided by financing activities	$174,980	39,850

Increase (decrease) in cash	(2,543)	(1,208)
Cash - beginning of period	2,558	2,558
Cash - ending of period	$15	$1,350

See notes to consolidated financial statements.

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

Accounts Receivable
On or about October 31, 2006, the Company obtained a judgment against Joel Gatlin, Esq., in the principal amount of $52,856.32, with interest to continue to accrue at 5% per month, pursuant to the terms of an earlier lending agreement entered into between the parties.

On or about November 20, 2006, the Company obtained a judgment against Alan Schuchman, Esq., in the principal amount of $40,000, with interest to continue to accrue at 10% per year on the unpaid balance. Mr. Schuchman has abandoned his rights to a $10,000 debenture of LitFunding in favor of LitFunding Corp.

On or about January 26, 2007, the Company obtained a judgment against Anthony Casamassimi, Esq., in the principal amount of $88,500, with interest to continue to accrue at 10% per month pursuant to the terms of an earlier lending agreement entered into between the parties.

These judgments totaled $181,356; we discounted the principal amount by 12% recording $159,838. With the cash expenditure required for collection services at December 31, 2007 we reserved the receivable 100%  to adequately  state the receivable.

Contingent Advances
Most of these advances are for cases well over 36 months old and there has been very little or no contact or follow up with most of the attorneys representing these remaining cases.  Our present management surveyed most of the attorneys and is of the opinion that our chances of recovering all or a significant portion of our advances and fees is highly doubtful.

Therefore, at December 31, 2007 we have increased the impairment allowance by $226,663, bringing  the allowance to 100% of the contingent advances outstanding of $416,750 and a corresponding impairment allowance of $416,750.

Fixed Assets
Fixed assets are stated at cost less accumulated depreciation. Depreciation is recorded on a straight-line basis over a period of the shorter of the related applicable lease term or the estimated useful lives of the assets ranging from 3 to 5 years. Depreciation expense for the six months ending June 30, 2008 and 2007, was $3,759 and $12,745 respectively.

Long Term Assets
The Book, TV and Film Rights costs are recorded as assets as required by the AICPA Statement Of Position 00-2. The costs will be amortized using the individual film forecast computation method.

Global Universal Film Group, Inc., purchased the majority of the Books, TV and Movie Rights.  in January, 2006, for approximately $160,000. The total capitalized assets as of June 30, 2008 are $226,855.  The expenditures that are related to specific Film, TV or Book projects are capitalized as a long-term asset.  The capitalized costs will be amortized using the individual film forecast computation method as film revenues are obtained.

Website Software
The Company adheres to the AICPA Statement of Position 98-1 Accounting For The Cost Of computer software Developed or Obtained For Internal Use. During the year 2007 the Company had expenditures of $6,000 for Global Universal film Group Inc. our subsidiary for the development of its website. Software purchased will be amortized over a period of three years straight-line basis. The amortization will begin in the year 2008. As of June, 2008, the sum of $1,000  has been amortized for the six months.

Revenue Recognition
Film revenue from licensing agreements is recognized when the license period Begins and the licensee and the Company become contractually obligated under a non-cancellable agreement. All revenue recognition for license agreements is in compliance with the AICPA's Statement of Position 00-2, Accounting by Producers or Distributors of Films. To date, Global Universal has not produced any film revenue.

Gain on Debt Restructuring
Pursuant to SFAS 15 paragraphs 25 and 26 at June 30, 2008 we report debt-restructuring reduction for accounts payable totaling $26,250 for a note payable discounted with the issue of 500,000 shares of restricted common stock at $0.10 per share..  The per share gain is $0.002.

Note 2 - Bankruptcy Petition and Reorganization

On April 2, 2003, certain creditors filed an involuntary bankruptcy petition under Chapter 7 of the United States Bankruptcy Code against LitFunding Corp., a Nevada corporation.

On June 17, 2004, a Plan of Reorganization was approved by the Bankruptcy Court. The only remaining bankruptcy liability at June 30, 2008, are $40,000 in principal amount of the Company’s 9% Debentures, which matured on June 30, 2008.

Note 3 – Notes Receivable

None

Note 4 - Contingent Advances

None

Note 5 - Participation Agreements

None

Note 6 - Debentures

During the year ended December 31, 2002, the Company issued $200,000 in principal amount, 5-year, 9% convertible debenture, due January 1, 2007. Included was one debenture due to a related party for $10,000. Interest is due semi-annually on the first day of June and December of each year, commencing June 1, 2003 until fully paid. As part of the plan of reorganization, these debentures were amended with a new maturity of June 30, 2008. In December 2007, the Company converted $150,000 principal amount of the debentures, plus approximately $21,000 in accrued interest, into 171,000 shares of Common Stock.  At June 30, 2008, the Company had debentures outstanding of $40,000, with accrued interest totaling $8,100.

The registered holders of the debentures have the right, after one year prior to maturity, to convert the principal at the original conversion price of $10 for one Common share or at the adjusted conversion price. If and whenever on or after the date of the debenture, the Company issues or sells any share of common stock for a consideration per share less than the initial conversion rate, then upon such issue or sale, the initial conversion rate shall be reduced to the lowest net price per share at which such share of common stock have been issued. The debentures are subordinated to all the senior indebtedness, including debts under equity participation agreements.

Note 7- Debt

Notes payable at June 30, 2008 is comprised of the following:

Note payable to entity, original balance of $19,181. Principal and interest due June 15, 2006. The Note is unsecured.	$9,591

Note payable to entity, original balance $32,187. This note is unsecured.	$6,094

Note payable to entity, original balance of $15,000 due in three monthly installments of $5,000 beginning April 15, 2006. The Note is unsecured.	$10,000

Note payable to entity, original balance of $30,502 due in two monthly installments of $15,251 beginning April 15, 2006. The Note is unsecured.	$10,081

Advances to be converted into notes.	$26,600

Notes payable face amounts totaling $42,500, with various interest rates and due dates. The notes have been verbally extended.	$42,500

Note payable face amount $40,000 , dated May 1, 2008, interest rate 12% due date April 30, 2009.	$40,000

Note payable face amount $20,000, dated May 1,2008, interest rate 12% due date April 30, 2009.	$20,000

Global Notes with no specified due dates and varying interest rates.	$55,834

Total	$220,700

Note 8 – Stockholders’ Equity

Common Stock – Issued
In May and June, 2008 the Company exercised its rights pursuant to the terms of the Equity Investment Agreement, dated July 28, 2006, to require Imperial Capital Holdings to purchase shares of the Company’s common stock. The aggregate number of shares subject to the Puts was 400,000 shares, or the minimum Put amount of $40,000, less fees.

Series “A” 12% Convertible Preferred Stock
On July 20 2005, the Board of Directors authorized the company to amend its Article of Incorporation to allow the issuance of up to 10,000,000 shares of preferred stock, par value $0.001 per share, which was subsequently amended by the Board to authorize the issuance of up to 20,000,000 shares of preferred stock on May 7, 2007.  Further, the Board authorized the initial issuance of up to 2,000,000 shares of Series A 12% Convertible Preferred Stock (Series A Preferred).  The Series A Preferred provides for a conversion rate 2 shares of common for each share of Series A Preferred, and such conversion rights shall commence six months from the date of purchase.  During 2005, the Company issued 800,000 shares of Series A Preferred at $0.25 per share to two individual investors for cash totaling $200,000. During 2007, all 800,000 shares were converted into common stock. As of December 31, 2007, the Company has no issued and outstanding shares of its Series A Preferred Stock.

Series “B” Convertible Preferred Stock
On December 6, 2006, pursuant to the terms of a certain reverse tri-party merger with Global Universal Film Group, Inc., dated March 7, 2006 (Merger Agreement), we issued a total of 1,500,000 shares of Series B Stock to the stockholders of Global Universal. Global Universal became a wholly-owned subsidiary of the Company.  Gary Rasmussen, our CEO, owned 50% of the shares of Global Universal and received 750,000 shares pursuant to the merger. Jackelyn Giroux, President of Global Universal, received 750,000 shares.

Pursuant to the Merger Agreement, Global Universal had the unilateral right to “spin-off” from the Company to become a separate, reporting, publicly held company, in exchange for a $200,000 management fee. Global Universal paid the Company $26,000 in cash and executed a promissory note for the balance of $174,000. Pursuant to the Merger Agreement, the Company would retain 10% of Global Universal shares and was required to timely file a registration statement covering said shares of Global Universal thereby effecting the spin-off. The Company failed to file the registration statement.

On October 16, 2006, the Global Universal shareholders elected to spin-off from the Company and the Merger Agreement was amended to provide that if the registration statement was not filed on or before June 30, 2007, then Global Universal would be entitled to a complete refund of the management fee and to effect a private spin-off.  The Company’s management failed to file the registration statement by June 30, 2007.

In September of 2007, Mr. Rasmussen (a former 50% shareholder of Global Universal prior to the Merger Agreement) was appointed to the Board of Directors and elected CEO of the Company.  At that time, the Company’s debt was in excess of $3 Million and its core business and primary assets were essentially worthless. The former shareholders of Global Universal (now holders of Series B Stock) decided to restructure the Company and remain a part of it rather than effect a spin-off.  Accordingly, the Series B Convertible Preferred stock was amended to remove the right to effect a spin-off of Global Universal and a new Series C Convertible Preferred stock was authorized by the Board of Directors and issued to the holders of the Series B Preferred stock to reflect changes agreed to between the Board of Directors and the former shareholders of Global Universal.

In December 2007, we agreed to issue an additional 2,490,134 shares of Series B Stock in exchange for the cancellation of $273,915 in debt of Global Universal. Mr. Rasmussen received 343,227 shares directly in his name, and Rochester Capital Partners received 641,225 shares. Ms. Giroux received 1,505,682 shares directly in her name. However, said shares were not issued by our transfer agent until April 22, 2008.  The total 3,990,314 shares of our Series B Stock outstanding are convertible into 3,990,134 shares of common stock at anytime. A full description of the terms and conditions of the series B Convertible Preferred stock is contained in the Company’s filing on Form 8-K, as filed on December 12, 2007.

Series C Convertible Preferred Stock
In January, 2008, in keeping with the restructuring efforts of the new management team, the Board authorized the issuance of 6,000,000 shares of a non-dilutive, convertible preferred stock entitled, Series C Convertible Preferred Stock (Series C Stock). The Series C Stock is non-dilutive and, the initial 6,000,000 shares authorized, will convert into 60% of the Company’s outstanding common stock as calculated immediately after such conversion. On April 4, 2008, the Company filed a Certificate of Designation relating to its Series C Convertible Preferred Stock with the Nevada Secretary of State.  A full description of the terms and conditions of the Series C Preferred Stock is listed as exhibit 3.3, incorporated as a part of this document on Form 10-QSB.

Note 9 – Contingencies

The Company is not a party to any litigation as of the date of this quarterly report.

Note 10 – Warrants and Options

During the six months ended June 30, 2008, there were no options issued.  The Company issued  445,459 warrants.

Options and Warrants Exercised
During the six months ended June 30, 2008, there were no options exercised. There were 100,000 warrants exercised.

The summary of activity for the Company's stock options/warrants is presented below:

	Six months
	June 30, 2008
		Weighted Average Exercise Price

Options/warrants outstanding at beginning of period	481,675	$4.20
Granted	445,459	$0.39
Exercised	100,000	$.001
Terminated/Expired
Options/warrants outstanding at end of period	827,134	$2.65
Options/warrants exercisable at end of period	827,134	$2.65

Price per share of options outstanding	$0.10-$70.00

Weighted average remaining contractual lives	2.03 years

Weighted average fair value of options or warrants granted during the period	$0.22

Note 11 – Related Party Transactions

On May 14, 2008, the Company issued 3,000,000 shares of Series C Preferred Stock to Gary Rasmussen, the CEO of Global Entertainment Holdings Inc., and former 50% shareholder of Global Universal Film Group Inc. The shares were issued in consideration for waiving the contractual right of Global Universal Film Group to spin-off from Global Entertainment Holdings at June 30, 2008. The share price issue was at $0.001 par value.

On May 14, 2008, 3,000,000 shares of Series C Preferred Stock was issued to Jackelyn Giroux, the President Global Universal Film Group and former 50% shareholder of Global Universal Film Group. The shares were issued in consideration for waiving the contractual right of Global Universal Film Group to spin-off from Global Entertainment Holdings at June 30, 2008. The share price issue was at $0.001 par.

Stanley Weiner, Vice President of Finance and a director of Global Entertainment Holdings, received 400,000 shares of restricted common stock as payment for the cancellation of a $40,000 promissory note. These shares were assigned by Mr. Weiner as indicated below.

On May 30, 2008, 200,000 shares of restricted common stock, par value $0.001, were issued to the H. Robert Weiner Trust of 1983, in consideration for its pro-rata share of a $40,000 outstanding loan held by Stanley Weiner, the share price was $0.10 per share.

On May 30,2008, 104,760 shares of restricted common stock, par value $0.001, were issued to the Marital Trust created under the will of Blanche Weiner, in consideration for its pro-rata share of a $40,000 outstanding loan held by Stanley Weiner, the share price was $0.10 per share.

On May 30,2008, 95,240 shares of restricted common stock, par value $0.001, were issued to the Disclaimed Residential Trust, created under the Will of Blanche Weiner, in consideration for its pro-rata share of a $40,000 outstanding loan held by Stanley Weiner, the share price was $0.10 per share.

Note 12 - Subsequent Events

None

ITEM 1 B.    UNRESOLVED STAFF COMMENTS

On May 21, 2008, we received a comment letter from the staff of the SEC’s Division of Corporation Finance. The comments from the staff were issued with respect to its review of our Form 10-KSB for the fiscal year ended December 31, 2007 (file No. 000-49679), as filed with the SEC on April 17, 2008. The staff comments related to the adequacy of the disclosures relating to:  Item 6, Management’s Discussion and Analysis of Financial Condition and Results of Operations; Item 8A, Controls and Procedures; and our Financial Statements and Notes thereto. The Company has responded to the staff comments and is in the process of amending its Annual Report on Form 10–KSB to reflect changes made in response to such comments.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW AND OUTLOOK

We have recently restructured the Company and are now focusing our efforts on the development, financing and production of feature-length films, which operation will be conducted primarily through our wholly-owned subsidiary, Global Universal Film Group, Inc. (“Global Universal”).

Global Universal plans to develop the business of producing low-budget, genre pictures with recognizable, name talent. Global Universal’s management believes investment risk can be significantly reduced by utilizing Canadian and other major countries Government tax incentives to off-set up to 45%, or more, of each film’s budget. Additional coverage of between 20% to 25% of a film’s budget can be derived from pre-selling foreign and/or U.S. rights to a film.  The remaining balance (approx. 35% to 40%) will be obtained from private investment of debt, equity or combination of both.  Management intends to retain revenues generated from one or more territories of each film to provide cash flow for operating expenses.

Current Negotiations

Global Universal is in negotiations with an international film distribution company to produce and distribute a proprietary slate of six or more feature-length films. Under the proposed agreement with the distribution company, the Company will be responsible for arranging financing to provide 100% of the budget required to produce the films. The distribution company will charge a fee of 7.5% for foreign distribution, and 10% for U.S. distribution.  The distribution company will try to utilize a pre-arranged “output deal” with a major studio to affect a U.S. theatrical release, if the film warrants such investment.
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

Agreement with Image In Media

In April of 2008, Global Universal acquired a 30% equity interest in Global Universal Pictures, a Canadian corporation formed to develop films in Canada using the Canadian tax incentives and pre-sales to cover a majority of the budgets. Because of various rules pertaining to ownership, Global Universal was limited to 30% of the equity ownership of Global Universal Pictures. The remaining 70% of Global Universal Pictures is owned by Jackelyn Giroux.  See “Financial Statements, Note 11 – Related Party Transactions.”

Global Universal Pictures recently signed a production contract with Image In Media, a Canadian corporation that develops films, and has signed a distribution agreement with Anchor Bay, a company owned by Starz Media.  The subject of these agreements is a film entitled “UNWOUND” that is to be produced in partnership with Image In Media. The financing of this film will incorporate Canadian government tax incentive certificates, foreign sales estimates while using a letter of credit as collateral to handle any “shortfalls” that occur during production.

An offer has been made to lead actors to star in the film. Image In Media has a production agreement, or an “output deal”, with Starz Media. Image In Media has offered Global Universal Pictures an opportunity to participate in the production of additional film projects that it intends to produce for Starz Media, contingent upon cast and budget approvals, in addition to the current film project, UNWOUND. No such agreement for additional films has yet been signed.

Starz Media, LLC., is owned by Liberty Media, which also owns Starz Entertainment, LLC. Starz is a premium movie service provider that offers 16 movie channels, including the Starz® and Encore® brands, with approximately 16.3 million and 30.7 million subscribers, respectively.

Results of Operations

The following overview provides a summary of key information concerning our financial results for the second quarter of 2008 and 2007.
Revenues

	Three Months Ended June 30,		Increase (Decrease)
	2008	2007	$	%

Net Revenue	$-	$69,949	$(69.949)	(100)%

Revenue: Total revenue was $ 0 and $69,949 for the three months ended June 30, 2008 and 2007, respectively. The company has divested the operating portion of the company that controls previously funded cases. Our business plan is to move the Company into the movie and TV entertainment business.  As we are in the start up phase of this shift in our core operations, revenues will lag until we can produce our first film product for marketing.

Operating expenses

	Three Months Ended June 30,		Increase (Decrease)
	2008	2007	$	%

General and administrative expenses	$161,234	$133,505	$27,729	20.7%
Financing expense	39,821	70,000	(30,179)	(43.1)%
Depreciation and amortization	1,746	6,524	(4,778)	(73.2)%

Total operating expenses	$202,801	$210,029	$(7,228)	(3.4)%

Total operating expenses for the three month period ended June 30, 2008, decreased by $7,228 over the three month period ended June 30, 2007, because of our efforts to maintain reduced costs and all expenditures in General and Administrative expenses.

Other income (expense)

	Three Months Ended June 30,		Increase (Decrease)
	2008	2007	$	%
Other income
Other income	$(2,752)	51,633	$(54,385)	(105.3)%
Interest (expense)	(3,521)	(34,834)	(31,313)	(89.8)%
Rental income
Amortization of debt discount		50,606	50,606	100%

Total other income (expense)	$(6,273)	67,405	$(61,132)	(90.6)%

Other Expense was $61,131 higher in the three month period ended June 30, 2008 than the three month period ended June 30, 2007, because we were able to negotiate several vender and legal fee discounts in the period ending June 30, 2007.

Our interest expense was $31,313 lower in the three month period ended June 30, 2008 than the three month period ended June 30, 2007, because we decreased short term interest bearing debt.

Net (loss)

	Three Months Ended June 30,		Increase (Decrease)
	2008	2007	$	%

Net (loss)	$(209,074))	(72,675)	$136,399	187.7%

Our net loss was $136,399 higher in the three month period ended June 30, 2008 as compared to the three months ended June 30, 2007, the period ending June 30, 2007 did have revenue generation and the benefit of one time negotiated reductions in vendor and consulting fees. Operating expenses for both periods were held static.

Results of Operations

The following overview provides a summary of key information concerning our financial results for the six months ended June 30, 2008 and 2007.

Revenues

	Six Months Ended June 30,		Increase (Decrease)
	2008	2007	$	%

Net Revenue	$0	$164,811	$(164,811)	(100)%

Revenue: Total revenue was $ 0 and $164,811 for the six months ended June 30, 2008 and 2007, respectively. Our decrease in revenue of $164,811is due to several previously funded cases not settling during the period prior to the divestiture of the operating portion of the litigation funding.  Our business plan is to move the Company into the movie and TV entertainment business.  As we are in the start up phase of this shift in our core operations, revenues will lag until we can produce a film product for marketing.

Operating expenses

	Six Months Ended June 30,		Increase (Decrease)
	2008	2007		$	%

General and Administrative expenses	$332,699	$284,708	$47,991		16.9%
Financing expense	55,421	70,000	(14,579)		(20.8)%
Depreciation and amortization	3,759	12,745	(8,986)		(70.5)%

Total operating expenses	$391,879	367,453	24,426		6.6%

Total operating expenses for the six month period ended June 30, 2008, increased by $24,426 over the six month period ended June 30, 2007, because of our efforts to start implement our new business model of film production. We were able to maintain strong cost controls over the second quarter expenses and reduce financing expenses.

Other income (expense)

	Six Months Ended June 30,			Increase (Decrease)
	2008		2007	$	%
Other income
Other income	(2,729)		51,633	(54,362)	(105.2)%
Interest (expense)	(6,536)		(71,882)	(65,346)	(90.9)%
Rental income
Amortization of debt discount			50,606	50,606	100%

Total other income (expense)	$(9,265	)7	30,357	$(39,622)	(130.5)%

Other income was $39,622 lower in the six month period ended June 30, 2008, than the six month period ended June 30, 2007, because we were able to negotiate several one time vender and legal fee discounts in the period ending June 30, 2007

Our interest expense was $65,346 lower in the six month period ended June 30, 2008, than the six month period ended June 30, 2007, because we decreased short term interest bearing debt.

Net (loss)

	Six Months Ended March 31,		Increase (Decrease)
	2008	2007	$	%

Net (loss)	$(374,894))	(172,285)	$202,609	117.6%

Our net loss was $202,609 higher in the six month period ended June 30, 2008, as compared to the six months ended June 30, 2007, because we were unable to generate revenue during this period of our transition from litigation financing to film production. Our cost cutting efforts continue to be effective as reflected by the limited  6.6% increase in operating  expenses.

Operation Plan

During the next twelve months we plan to focus our efforts on raising capital to cover our basic operating needs, and to develop, finance and produce feature films.

We had minimal  cash on hand as of June 30, 2008, and, additional funds will be required to satisfy our working capital requirements for the next twelve months. Our plan of operation includes the use of our Equity Investment Agreement with Imperial Capital to provide for sufficient capital to sustain operations. During May and June, 2008, we issued our first series of Puts to Imperial for a gross amount of $40,000.

We will also need to raise funds to continue to implement our business plan of developing, financing and production of films. We plan to raise these funds through private and institution or other equity offerings including interest bearing debentures. To this end, we have recently retained Vantage Investments and Worldwide Financial Solutions as consultants to assist us in our efforts to raise larger amounts of capital for investment in the films we produce.  We may attempt to secure other loans from lending institutions or other sources. We will also consider establishing relationships with selected business partners whose contributions include necessary cash. There is no guarantee that we will be able to raise additional funds through offerings or other sources. If we are unable to raise funds, our ability to continue with operations will be materially hindered.

Liquidity and Capital Resources

Liquidity is a measure of a company’s ability to meet potential cash requirements.  We have historically met our capital requirements through the issuance of stock and by borrowings.  In the future we believe we will be able to provide the necessary liquidity we need by the issuance of debt and equity and revenues generated from our operations.

Satisfaction of our cash obligations for the next 12 months.

As of June 30, 2008, our cash balance was $15. Our plan for satisfying our cash requirements for basic operations over the next 12 months entails the sale of our securities pursuant to our Equity Investment Agreement with Imperial Capital, and to private individuals or institutions, or third party financing, and/or traditional bank financing. We intend to make appropriate plans to insure sources of additional capital in the future to fund growth and expansion through additional equity or debt financing or credit facilities. No assurance can be made that such financing would be available, and if available it may take either the form of debt or equity.  In either case, the financing could have a negative impact on our financial condition and our Stockholders.

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

Other Business

In March, 2006, we acquired 100% of the issued and outstanding shares of the common stock of Easy Money Express, Inc., a Nevada Corporation from its stockholders in exchange for 20,000 shares of our restricted common stock. Easy Money continues as a wholly-owned subsidiary of the Company.  There has been no activity, nor have any operations taken place since its acquisition.

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

We currently employ three full time employees. With the deterioration of the Company’s former operating business, LitFunding USA, and prior to its divestiture, we experienced a deleterious and damaging loss of key personnel as a result of financial difficulties associated with a declining business and poor management.  Our recent transition into a new core business of developing and producing film and TV projects may require that we expand our personnel and/or hire independent contractors as we generate revenues and as our operations warrant.

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

We anticipate incurring operating losses over the next twelve months. The Company has recently been restructured and has had no significant operations as a developer and producer of feature-length films. Therefore, such lack of operating history makes predictions of future operating results difficult to ascertain. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies engaged in the film and television industry. Such risks include, but are not limited to, an evolving and unpredictable business model and the management of growth. To address these risks we must, among other things, implement and successfully execute our business and marketing strategy, continue to develop and upgrade technology and products, respond to competitive developments, and continue to attract, retain and motivate qualified personnel. There can be no assurance that we will be successful in addressing such risks, and the failure to do so can have a material adverse effect on our business prospects, financial condition and results of operations.

We will require additional funds to achieve our current business strategy of producing films and our inability to obtain additional financing could cause us to cease our business operations.

We will need to raise significant additional funds through public or private debt or sale of equity to achieve our current business strategy with respect to the production of feature-length films. Such financing may not be available when needed. Even if such financing is available, it may be on terms that are materially adverse to your interests with respect to dilution of book value, dividend preferences, liquidation preferences, or other terms. Our capital requirements to implement our business strategy will be significant. However, at this time, we can not determine the amount of additional funding necessary to implement such plan. We intend to assess such amount at the time we will implement our business plan. Furthermore, we intend to effect future acquisitions with cash and the issuance of debt and equity securities. The cost of anticipated acquisitions may require us to seek additional financing. We anticipate requiring additional funds in order to fully implement our business plan to significantly expand our operations. We may not be able to obtain financing if and when it is needed on terms we deem acceptable. Our inability to obtain financing would have a material negative effect on our ability to implement our acquisition strategy, and as a result, could require us to diminish or suspend our acquisition strategy.

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

Since our inception we have not been profitable and have lost money on both a cash and non-cash basis.  For the six months ended June 30, 2008, we incurred net losses of $374,894. Our accumulated deficit at the end of June 30, 2008, was $11,802,098. Future losses are likely to occur, as we are dependent on spending money to pay for our operations. No assurances can be given that we will be successful in reaching or maintaining profitable operations.  Accordingly, we may experience liquidity and cash flow problems.  If our losses continue, our ability to operate may be severely impacted or alternatively we may be forced to terminate our operations.

We are subject to a working capital deficit, which means that our current assets on June 30, 2008, were not sufficient to satisfy our current liabilities and, therefore, our ability to continue operations is at risk.

We had a working capital deficit for the six months ended June 30, 2008, which means that our current liabilities exceeded our current assets on June 30, 2008, by $516,134.  Current assets are assets that are expected to be converted to cash within one year and, therefore, may be used to pay current liabilities as they become due.  Our working capital deficit means that our current assets on June 30, 2008, were not sufficient to satisfy all of our current liabilities on June 30, 2008.  If our ongoing operations do not begin to provide sufficient profitability to offset the working capital deficit, we may have to raise capital or debt to fund the deficit or curtail future operations.

Our common stock is listed on the Over-the-Counter (OTC) Pink Sheets, which may make it more difficult for stockholders to sell their shares and may cause the market price of our common stock to decrease.

Our common stock is listed on the OTC Pink Sheets under the trading symbol: GBHL.PK.  Factors that may affect potential liquidity include limited coverage by security analysts and the news media.  This may negatively affect the prices for our shares of common stock.

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
• The loss of major customers;
• The outcome of any future litigation;
· Broad market fluctuations; and economic conditions in the United States or abroad.

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

ITEM 3.  QUATITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the Company’s market risk exposures from those reported in our Annual Report on Form 10-KSB for the year ended December 31, 2007.

ITEM 4.  CONTROLS AND PROCEDURES

The Company's management determined at December 31, 2007, that its disclosure controls and procedures were not effective.  Since that date, the Company has engaged an outside law firm to assist it in complying with applicable regulations.  The Company is also pursuing various avenues to provide financing to sustain a full-time accounting staff.

The Company’s management under the supervision and with the participation of the Company’s Chief Executive Officer( the “CEO”) and Chief Financial Officer (the “CFO”), performed an evaluation of the effectiveness of the design, maintenance and operation of the Company’s disclosure controls and procedures of June 30, 2008. Based on the evaluation, and subject to the foregoing, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective.   Other than noted above, there have been no significant changes in the Company’s internal controls or in other factors that materially affected, or would reasonably be likely to materially affect the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

The Company is not currently a party to any litigation.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended March 31, 2008, we issued a total of 171,000 shares to 2 individuals for conversion of $150,000 in debentures they held, with accrued interest of $21,000, or an aggregate of $171,000. The shares were issued at a value of $1.00 per share.  We believe that the issuance of these shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933, as amended, by virtue of Section 4(2).

On March 5, 2008, the Company authorized the issuance of 283,333 shares of its $0.001, par value, restricted common stock for the conversion of a note in the amount of $42,500 held by Davtic Corporation relating to LFC 104. The conversion share price was $0.15. These shares were issued April 22, 2008. On March 5, 2008, the Company authorized 180,000 shares of its $0.001 par value restricted common stock for the conversion of a note in the amount of $27,000 held by Davtic Corporation relating to LFC 105. The conversion share price was $0.15. These shares were issued April 22, 2008.

On March 27, 2008, the Company authorized 400,000 shares of its $0.001 par value restricted common stock to Virginia Perfili, a Board Member, for services performed as a Board Member and for past services performed for Global Universal Film Group during 2007.  The shares were valued at $0.08 per share totaling $32,000. These shares were issued April 22, 2008.

On March 31, 2008, the Company authorized 500,000 shares of its $0.001 par value restricted common stock for the conversion of a note in the amount of $50,000 held by Green Realty Corp. relating to LFC 101. The conversion share price was $0.10. These shares were issued April 25,2008.

On April 30, 2008, 100,000 shares of restricted common stock was issued to Worldwide financial Solutions Inc., in connection with the exercise of warrants issued at $0.001 par value.

On May19, 2008, 40,000 shares of restricted common stock, par value $0.001, were issued to Jerry E. Polis as an enticement for a loan, the share price was $0.08.

On May19, 2008, 80,000 shares of restricted common stock, par value $0.001, were issued to Davric Corp. as an enticement for a loan, the share price was $0.08.

On May 30, 2008, 200,000 shares of restricted common stock, par value $0.001, were issued to the H. Robert Weiner Trust of 1983, in consideration for the cancellation of an outstanding loan, the share price was $0.10.

On May 30,2008 104,760 shares of restricted common stock, par value $0.001, were issued to the Marital Trust created under the will of Blanche Weiner, in consideration for the cancellation of an outstanding loan, the share price was $0.10.

On May 30,2008, 95,240 shares of restricted common stock, par value $0.001, were issued to the Disclaimed Residential Trust created under the Will of Blanche Weiner, in consideration for the cancellation of an outstanding loan, the share price was $0.10.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

Divestiture of LitFunding USA

On March 28, 2008, the Company entered into Stock Purchase Agreement (the “Divestiture Agreement”) with Iscom, Inc., whereby, effective on March 31, 2008, we divested ourselves of all of assets and liabilities of LitFunding USA, Inc.  LitFunding USA was a wholly-owned subsidiary of the Company engaged in the business of advancing funds to Plaintiffs attorneys on various legal actions, for which it anticipated earning a fee along with the return of such advances upon a favorable outcome of the litigation. The business operations of LitFunding USA, and corresponding liabilities, represented the majority of the Company’s former business operations.

Under the terms of the Divestiture Agreement, we received consideration and Iscom, Inc. assumed all disclosed and undisclosed liabilities. The Company retains a fifty percent (50%) share in the net revenues, if any, that may be received by Iscom, Inc. collected from advances and fees due from clients of LitFunding USA, Inc., net of (1) all expenses associated with collection of such advances, (2) the amount of liabilities assumed by Iscom, Inc., and (3) a 15% collection fee.  The Company has no obligation to assist or participate in any collection effort of Iscom, Inc., and based upon prior experience with the business of LitFunding USA, does not expect to receive any significant income from this arrangement.

The foregoing description of the terms and conditions of the Divesture Agreement is qualified in its entirety by, and made subject to, the more complete information set forth in the entire Divestiture Agreement, a copy of which was filed as an exhibit to our Form 8-K, dated March 28, 2008,  and filed with the SEC on April 8, 2008.

Rescission of HandsFree Entertainment

On December 31, 2007, we entered into an agreement to acquire 100 percent of the issued and outstanding shares of common stock of Hands Free Entertainment, Inc., a Texas corporation.  In consideration for the acquisition, we agreed to issue an aggregate of 250,000 shares of our restricted common stock to the shareholders of Hands Free Entertainment.

Under the terms of the Share Exchange Agreement, Hands Free was to provide certain financial information to our auditors, as well as copies of material agreements. No information other than a preliminary financial statement was received from Hands Free. No shares were issued or exchanged and the transaction was voided Ab initio.

We entered into a Rescission Agreement with Hands Free Entertainment to mutually rescind the Share Exchange Agreement, ab initio, and to release all parties from any potential claims.

The foregoing description of the terms and conditions of the Share Exchange Agreement, as well as the Rescission Agreement, are qualified in their entirety by, and made subject to, the more complete information set forth in our reports on Form 8-K, filed with the SEC and dated January 4, 2008, and April 10, 2008, respectively.

Item 6.  Exhibits and Reports on Form 8-K

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

3(i).1	Articles of Incorporation dated July 2, 1996 (Incorporated by reference to the exhibits to Form SB-2 filed on June 19, 2001)
3(i).2	Certificate of Amendment to Articles of Incorporation dated September 4, 1996 (Incorporated by reference to the exhibits to Form SB-2 filed on June 19, 2001)
3(ii).1	By-Laws dated September 2, 1996 (Incorporated by reference to the exhibits to Form SB-2 filed on June 19, 2001)
3(ii).2	Amendment of By-laws dated March 5, 1997 (Incorporated by reference to the exhibits to Form SB-2 filed on June 19, 2001)
3.3*	Certificate of Designation Series C Convertible Preferred Stock January 9, 2008
4.1	Common Stock Certificate Form (Incorporated by reference to the exhibits to Form SB-2 filed on June 19, 2001)

10.1	Agreement between RP Entertainment Inc. and Brutus Productions dated May 1, 1999 (Incorporated by reference to the exhibits to Form SB-2A filed on August 3, 2001)
10.2	Amended 2002 Employee Stock Compensation Plan Prospectus dated September 2, 2003 (Incorporated by reference to the exhibits to Form S-8 filed on September 10, 2003)
10.3	Amended 2002 Employee Stock Compensation Plan Certification of Plan Adoption dated September 2, 2003 (Incorporated by reference to the exhibits to Form S-8 filed on September 10, 2003)
10.4	2004 Stock Option Plan dated March 9, 2004 (Incorporated by reference to the exhibits to Form DEF 14A filed on July 13, 2004)
10.5	Employment Agreement between LitFunding USA and Stephen D. King dated October 2004 (Incorporated by reference to the exhibits to Form S-8 filed on October 28, 2004)
10.6	Investment Agreement between LitFunding Corp. and Dutchess Private Equities Fund, L.P. dated January 14, 2005 (Incorporated by reference to the exhibits to Form 8-K filed on January 21, 2005)
10.7	Registration Rights Agreement between LitFunding Corp. and Dutchess Private Equities Fund, L.P. dated January 14, 2005 (Incorporated by reference to the exhibits to Form 8-K filed on January 21, 2005)
10.8	Option Agreement between Silver Dollar Productions Inc. and Morton Reed dated January 31, 2005 (Incorporated by reference to the exhibits to Form PRE 14C filed on March 21, 2005)
10.9	Certificate of Designation dated July 25, 2005 (Incorporated by reference to the exhibits to Form S-8 filed on July 28, 2005)

10.10	Binding letter of intent of merger between LitFunding Corp. and Cashwize Inc. dated September 15, 2005 (Incorporated by reference to the exhibits to Form 8-K filed on September 19, 2005)
10.11	Letter of intent of merger between LitFunding Corp. and Easy Money Express Inc. dated December 14, 2005 (Incorporated by reference to the exhibits to Form 8-K filed on January 3, 2006)
10.12
Binding Letter of Intent between Silver Dollar Productions, Inc. and Global Universal Film, Group Ent. Inc. dated December 21, 2005 (Incorporated by reference to the exhibits to Form 8-K filed on January 12, 2006)

10.13	Investment Agreement with Imperial Capital Holdings, dated January 16, 2006 (Incorporated by reference to the exhibits to Form 8-K filed on February 1, 2006)
10.14	Registration Rights Agreement with Imperial Capital Holdings, dated January 19, 2006 (Incorporated by reference to the exhibits to Form 8-K filed on February 1, 2006)
10.15	Placement Agent Agreement with Brewer Financial Services, LLC., dated January 16, 2006 (Incorporated by reference to the exhibits to Form 8-K filed on February 1, 2006)
10.16	2006 Non-Qualified Stock Compensation Plan (Incorporated by reference to the exhibits to Form S-8 filed on February 28, 2006)

10.19	Share Exchange Agreement with Easy Money Express, Inc., dated March 31, 2006 (Incorporated by reference to the exhibits to Form 10-KSB file on May 19, 2006)
10.20	Termination dated February 20,2007 of CardMart USA, Inc.Letter Agreement dated November 17,2006(Incorporated by reference to the exhibits to Form S-8 filed on February 23, 2007)
10.21	Share Exchange Agreement with Hands Free Entertainment, Inc., dated December 31, 2007 (Incorporated by reference to the exhibits to Form 8-K filed on January 4, 2008)
10.22	Stock Purchase Agreement with Iscom, Inc., dated March 31, 2008 (Incorporated by reference to the exhibits to Form 8-K filed on April 8, 2008)
10.23	Mutual Rescission Agreement with Hands Free Entertainment, Inc., dated March 28, 2008 (Incorporated by reference to the exhibits to Form 8-K filed on April 10, 2008)
20	Letter to Shareholders dated March 11, 2003 (Incorporated by reference to the exhibits to Form 8-K filed on March 11, 2003)
21	List of Subsidiaries : California LitFunding, E.Evolution Expeditions and LitFunding USA (Incorporated by reference to the exhibits to Form 10-KSB filed on March 21, 2005)
31.1*	Certification of Gary Rasmussen pursuant to Section 302 of the Sarbanes-Oxley Act
31.2*	Certification of Terry Gabby pursuant to Section 302 of the Sarbanes-Oxley Act
32.1*	Certification of Gary Rasmussen pursuant to Section 906 of the Sarbanes-Oxley Act
32.2*	Certification of Terry Gabby pursuant to Section 906 of the Sarbanes-Oxley Act
* Filed herewith.

Reports on Form 8-K

1.           Form 8-K filed on January 4, 2008; Share Exchange Agreement dated December
31, 2007, with HandsFree Entertainment, Inc.

2.           Form 8-K filed on April 8, 2008; Stock Purchase Agreement dated March 28,
2008, with Iscom, Inc.

3.           Form 8-K filed on April 10, 2008; Mutual Rescission Agreement dated March 28,
2008, with HandsFree Entertainment, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL ENTERTAINMENT HOLDINGS, INC.
(Registrant)

By: /s/ Terry Gabby
      Terry Gabby, Chief Financial Officer
      (On behalf of the registrant and as principal
      accounting officer)

Date: August 14, 2008