Form 10KSB/A
Global Entertainment Holdings, Inc.
filed 2008-10-31
CIK 1142488

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
Form 10-KSBA

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
Commission File number 000-49679

GLOBAL ENTERTAINMENT HOLDINGS, INC. (f/k/a LitFunding Corp.)
 (Name of small business issuer in its charter)

Nevada	93-1221399
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1516 E. Tropicana Ave., Suite 245
Las Vegas, Nevada	89119
(Address of principal executive offices)	(Zip Code)

Issuer's Telephone Number
(702) 333-0440

Securities registered under Section 12(b) of the Exchange Act:  None

Securities registered under Section 12(g) of the Exchange Act:
Common Stock, $0.001 par value
(Title if Class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes    No 

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
 Yes  No 

The issuer’s revenues for its most recent fiscal year ended December 31, 2007- $216,089.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and ask price as of March 31, 2008, was approximately $325,750 based on a share value of $0.09.

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15 (d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.  Yes    No 

The number of shares of Common Stock, $0.001 par value, outstanding on March 31, 2008, was 9,429,511.

Transitional Small Business Disclosure Format (check one):  Yes  No 

GLOBAL ENTERTAINMENT HOLDINGS, INC.
For the Fiscal Year Ended
December 31, 2007

Index to Report
on Form 10-KSBA

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

In March 2007, the Company entered into an agreement with Rochester Capital Partners, LP. (RCP), a limited partnership controlled by Gary Rasmussen (our current CEO) as its General Partner, whereby the Company issued four million (4,000,000) shares of treasury stock for consideration of $250,000. In addition, RCP purchased one million, one hundred thousand (1,100,000) shares directly from Morton Reed, our former Chief Executive Officer, at a price of $65,000. This Transaction was unanimously approved by the Board of Directors at a meeting held on February 22, 2007.  Further information on this transaction is available in the Company report on Form 8-K, filed with the SEC on March 7, 2008.

On August 31, 2007, Morton Reed, CEO, President and Chairman of the Board resigned for health reasons. He was replaced by Gary Rasmussen, who is taking an active role in restructuring the Company and developing the core business conducted through Global Universal.

For the years ended December 31, 2007 and December 31, 2006, the Company incurred net losses before extraordinary gain, of $302,423 and $1,027,947, respectively.  The Company accumulated deficit at the end of December 31, 2007 was $11,487,537.

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

In addition, Global Universal has been offered a development project from the Canadian distribution company, and its Executive Producers, Image In Media, to produce a film tentatively  entitled “Blue Seduction”, starring Billy Zane and Estella Warren.  Image In Media has a production agreement, or an “output deal”, with Starz Media, and Regent Releasing.  Image In Media has offered Global Universal a possible opportunity to participate in the production of additional films, contingent upon the outcome of our first film, Blue Seduction.

Starz Media, LLC., is owned by Liberty Media, which also owns Starz Entertainment, LLC. Starz is a premium movie service provider that offers 16 movie channels, including the Starz® and Encore® brands, with approximately 16.3 million and 30.7 million subscribers, respectively.

The first several films planned for production, either through the distribution company or Image In Media’s “output deal”, will be co-production films, meaning the film is produced with government incentives from Canada and one or more additional countries such as France or the U.K.  For example, a Canadian-France or Canadian-U.K. co-production would entail both Canada, France or the U.K. investing Government monies or tax incentives totaling approximately 50% plus of each film’s budget.  For making this investment, Canada, France or the U.K. would retain ownership rights to the film in their respective countries; however, they never participate in revenues via any sales in the rest of the world, including the U.S.  The contracts issued from each Country are endorsed by the Government and fully bankable. Therefore, Global Universal would have the option of discounting the contract at the bank and utilizing each sale for production funds, or hold onto the contract to be paid 100% of the 50% of the budget at the completion of each film.  With 50% plus of the budget expenses underwritten by such incentives, the producer and investor are more likely to realize a profit.

The genre of the initial film will likely be a thriller. However, Global Universal will subsequently produce “specialty” pictures if “estimated sales” or pre-sales are high enough to prove that the “specialty” piece can obtain its entire budget back via the Foreign Distribution Market.

A “specialty” picture currently in joint pre-production with Global Universal and Image In Media, is titled “FRAIL.” A British international distribution company has provided estimated foreign sales for FRAIL, sufficient to recover it’s entire budget.  Using these estimated sales, combined with the Canadian and U.K. Government Tax incentives, it is likely that FRAIL will be “in profit” before all of the rights to the film are sold.

Global Universal’s per film budget will typically range between $2 million (if no advertising and delivery items are included) and $5 million (U.S.), with approximately 35% to 50% of each budget underwritten by the respective country’s investment (e.g., Canada, U.K, France, Germany, Ireland, etc.). All financing fees, marketing and advertising costs, completion bond fees and a contingency reserve will be included in the average film budget.

On a “straight to video” release, Global Universal estimates that the net bottom-line from worldwide television will range from an estimated low of $500,000 to as much as $2 million, or more. The Company’s investment in each film will be structured to provide strong downside risk protection while simultaneously offering an uncapped upside potential, either thru video releases that over perform or through theatrically released titles.

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

In March of 2008, our Board of Directors elected to sell its interest in LitFunding USA. This decision to sell LitFunding USA was primarily a result of the Company’s change in focus to the motion picture production industry, as well as our efforts to reorganize the Company and reduce liabilities. On March 31, 2008, the Company sold its interest in LitFunding USA to a private company, Iscom, Inc., in a transaction that will divest the Company of its former core operating business assets and associated liabilities. Further information on this transaction is available in our report on Form 8-K, filed with the SEC on April 8, 2008.

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

Since our inception we have not been profitable and have lost money on both a cash and non-cash basis.  For the year ended December 31, 2007, we incurred net losses of $934,629 Our accumulated deficit at the end of December 31, 2007 was $11,858,701. Future losses, before extraordinary gain, are likely to occur, as we are dependent on spending money to pay for our operations. No assurances can be given that we will be successful in reaching or maintaining profitable operations.  Accordingly, we may experience liquidity and cash flow problems.  If our losses continue, our ability to operate may be severely impacted or alternatively we may be forced to terminate our operations.

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

ITEM 3.                      LEGAL PROCEEDINGS

We are a defendant in several matters in litigation, many of which are in the normal course of business, including litigation for refunds of funds invested. We believe these suits are without merit and intend to defend these litigations in courts of law.  In connection with the business of LItFunding,

On or about October 31, 2006, the Company obtained a judgment against Joel Gatlin, Esq., in the principal amount of $52,856.32, with interest to continue to accrue at 5% per month, pursuant to the terms of an earlier lending agreement entered into between the parties.

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

These judgments totaling $181,356 are deemed to be non-collectable at December 31, 2007.  We reserved the discounted amount, $159,838, to adequately reflect the status of the receivables.

ITEM 4.                      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On August 30, 2007, our largest stockholder, Rochester Capital Partners, acted by majority written consent to vote and approve the following matters: (1) to change our corporate name from “LitFunding Corp.” to “Global Entertainment Holdings, Inc., and (2) to authorize our board of directors to effect a reverse split of our outstanding shares of common stock on a basis ranging from not greater than “one-for-ten” and not less than “one-for-three.” Rochester Capital Partners cast its vote on 4,960,030 shares, or 58.7% of our outstanding common stock, in favor of the foregoing matters.  On November 21, 2007, our board of directors voted unanimously to affect a reverse split of our outstanding shares of common stock on a basis of “one-for-ten.”

On December 7, 2007, the holders of our Series B Convertible Preferred stock voted unanimously to: (1) delete section 5(c), thereby removing the automatic conversion feature (whereby the Series B Preferred stock would automatically convert to common stock one year after issuance), and (2) amend section 8 and delete section 9 in order to clarify the effect of any stock split, including that approved on November 21, 2007. Votes for: 1,500,000, or 100% of the class.

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

(d)           Securities Authorized for Issuance under Equity Compensation Plans

2002 Employee Stock Compensation Plan

Effective August 15, 2002, we adopted a 2002 Employee Stock Compensation Plan, as amended, with a maximum number of 150,000 shares that may be issued.  As of December 31, 2006, 53,750 options and 96,000 warrants have been issued under this plan, which leaves 250 shares available for issuance.  No Plan shares may be issued after July 14, 2008.

2004 Stock Option Plan

Effective March 9, 2004, we adopted a 2004 Stock Option Plan.  The total number of shares of our common stock which may be purchased pursuant to the exercise of options shall not exceed, in the aggregate, 30% of the issued and outstanding shares of the Company’s common stock.  As of December 31, 2006, 232,000 options have been granted under this plan.

2006 Non-Qualified Stock Compensation Plans

Effective February 22, 2006, we adopted the “2006 Non-Qualified Stock Compensation Plan.” The maximum number of shares that may be issued pursuant to the plan is 600,000 shares.  As of December 31, 2007, a total of 400,000 shares have been issued under this plan.

Effective September 29, 2006, we adopted the “2006-B Non-Qualified Stock Compensation Plan.” The maximum number of shares that may be issued pursuant to the plan is 600,000 shares.  As of December 31, 2007, a total of 454,541 shares have been issued under this plan.

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

Plan Category	Number of shares to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a)) (c)

Equity compensation plans approved by stockholders	-	$-	-

Equity compensation plans not approved by stockholders	472,750	$2.84	250	(1)

Total	472,750	$2.84	250	(1)

(1) 250 shares are available for issuance under our 2002 Employee Stock Compensation Plan.  Under the 2004 Stock Option Plan, we are allowed to issue a total number of shares of our common stock that may be purchased pursuant to the exercise of options and shall not exceed, in the aggregate, 30% of the issued and outstanding shares of the Company’s common stock.

These plans are intended to encourage directors, officers, employees and consultants to acquire ownership of common stock.  The opportunity so provided is intended to foster in participants a strong incentive to put forth maximum effort for its continued success and growth, to aid in retaining individuals who put forth such effort, and to assist in attracting the best available individuals to the Company in the future.  As of December 31, 2007, 250 shares remained available for issuance under the 2002 employee stock compensation plan.  As of December 31, 2007 145,458 shares remained available under the 2006 non-qualified stock compensation plan.

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

OVERVIEW AND OUTLOOK

During 2007, we were in the business of investing in litigation recoveries. This business was conducted through our subsidiary, LitFunding USA, and its six, wholly-owned limited liability companies.  LitFunding USA resumed the business of California LitFunding (our subsidiary which had been in the business since 2000) subsequent to June 17, 2004, after the United States Bankruptcy Court entered an order confirming us and California LitFunding joint plans of reorganization.  In June, 2006, we announced the receipt of an order of final decree closing our bankruptcy proceedings on the grounds that the bankruptcy case has been fully administered.  We raised and advanced capital to various law firms pursuant to “Settlement Agreements”.

These Settlement Agreements generally provided that the funds advanced would be repaid to us, plus a fee, when the lawsuits referenced in the agreements ultimately settled.  The amount of the fees payable on the funds advanced depend upon the length of the time the funds are outstanding, up to a fixed limit.  Pursuant to the terms of the Settlement Agreements, the Company’s contractual right to payment is limited to the funds ultimately paid to the law firm from the specified lawsuit, or lawsuits, in which the funds are invested or expended.

During fiscal year 2007, we had no new cases or lending activity associated with this business.  For the year ended December 31, 2007, we had $354,000 in funds invested in approximately 22 cases. We collected $74,500 in principal and fees, lost $30,000 of principal, and currently have open and unresolved cases totaling claims of approximately $1,545,433. We estimate that the principal and fees expected on the open and unresolved cases is approximately $1,545,433.

However, most of these open cases are well over 36 months old and there has been very little or no contact or follow up with most of the attorneys representing these remaining cases.  Current management surveyed most of the attorneys and is of the opinion that our chances of recovering all or a significant portion of our advances and fees is highly doubtful without costly litigation. Therefore, in late 2007, our management decided to sell our interest in LitFunding USA.  The sale included the assumption of all liabilities of this subsidiary by the Buyer. This sale was completed on March 31, 2008.  Accordingly, we are no longer in this business and will henceforth focus our efforts and resources on the film production business.

Results of Operations

The following overview provides a summary of key information concerning our financial results for the years ended December 31, 2007 and 2006.

Revenues
	Year Ended December 31,		Increase (Decrease)
	2007	2006		$	%
Net Revenue	216,089	$644,040	$(427,951)		66%)

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

Operating expenses
	Year Ended December 31,		Increase (Decrease)
	2007	2006		$		%
Reserve for unsuccessful resolution of lawsuits			$35,200
General and administrative expenses	706,288	1,659,845	(953,557)		(57%)
Consulting fees – related party			8,301		-
Financing expense	70,000	45,906	24,094		52	%-
Depreciation and amortization	26,001	23,558	2,443		10%
Preferred stock dividend		19,993			-

Total operating expenses	802,289	$1,749,302	$(947,013)		(54%)

Total operating expenses for the year ended December 31, 2007 decreased by $947,013 from the year ended December 31, 2006 because of the cost cutting procedures that have been implemented.

Other income (expense)
	Year Ended December 31,		Increase (Decrease)
	2007	2006		$	%

Other income	$53,947	$10,000	$43,947		439%
Interest (expense)	(94,099)	(62,685)	31,414		50%
Rental income	-	0			-
Amortization of debt discount		130,000			-

Total other income (expense)	(40,099)	77,315	37,216		3,552%

Our interest expense was $37,216 higher in 2007 than in 2006 because we used short term financing to cover operating costs.

Net (loss)
	Year Ended December 31,		Increase (Decrease)
	2007	2006		$	%

Net (loss) before extraordinary gain	$(934,629)	(1,027,947)	$93,318		9.0%

Our net loss before extraordinary gain was approximately 9.0% lower in the year ended December 31, 2007 as compared to the year ended December 31, 2006 because we realized gains on debt conversion restructuring and negotiations on expense liabilities.

Operation Plan

Global Entertainment Holdings, through its wholly owned subsidiary Global Universal, is a development stage company engaged in the development of low-budget genre pictures with recognizable, named talent.  Global Universal management believes investment risk in such films can be significantly reduced by utilizing Canadian and other major countries Government tax incentives to cover up to 50% of each film’s budget. Additional coverage of 20% to 25% of a film’s budget can be derived from pre-selling either foreign or U.S. rights to the film.  The remaining balance (25% to 30%) will be obtained from private investment of debt, equity or combination of both.  Management intends to retain revenues generated from one or more territories of each film to provide cash flow for operating expenses to assure long-term growth for the Company and its shareholders.

Liquidity and Capital Resources

We had cash of $2,558 as of December 31, 2007. In the opinion of management, our available funds will not satisfy our working capital requirements for the next twelve months.

We will need to raise funds to continue to implement our business plan. We plan to raise these funds through private and institutional debt or equity offerings, including interest bearing convertible debentures.  We may also rely on our Investment Agreement with Imperial Capital by exercising a “put” to have them purchase up to $3 million of our common stock at a price equal to 93% of market value at the time we elect to issue such put.  We may attempt to secure other loans from lending institutions or other sources. We will also consider establishing relationships with selected business partners whose contributions include cash. There is no guarantee that we will be able to raise additional funds through offerings or other sources. If we are unable to raise funds, our ability to continue with operations will be materially hindered.

Pursuant to our outstanding indebtedness to the law firm of Callahan & Blaine for legal services in connection with our Bankruptcy proceedings, our subsidiary California LitFunding and Michael A. Marcelli entered into a Promissory Note with Daniel J. Callahan for the principal amount of $36,881 on March 1, 2006.  Pursuant to the note California LitFunding and Michael A. Marcelli, jointly promised to pay to the order of Daniel J. Callahan the sum of $36,881 with interest thereon at the rate of 8% per annum.  Monthly installments commenced on April 1, 2006, in the amount of $7,524 and will continue thereafter on the first day of each month until August 1, 2006, at which time all unpaid principal and accrued interest shall be due and payable.  Each monthly payment shall be credited first on the interest then due, and the remainder, if any, on the principal sum; interest shall thereupon cease to accrue on the amount so credited on the principal sum.  Should default be made in the payment of any installment due under the note, Mr. Callahan will be entitled to payment of all amounts due plus $8,305 previously waived in consideration for the note and the whole sum of principal and interest shall become immediately due and payable at the option of Mr. Callahan. On November 7, 2007 54,541 shares of common stock was issued to Callahan & Blaine as conversion of the accrued interest and remaining balance of the note.

On May 10, 2006, Easy Money, our wholly owned subsidiary, entered into a Promissory Note with Davric Corp. for the principal amount of $100,000.  Pursuant to the note Easy Money promised to pay to the order of Davric Corp. the sum of $100,000 together with accrued interest thereon at 24% per annum.  The principal amount of the note or any part thereof, along with all interest accrued and unpaid thereon, shall be payable to Davric Corp. on or before one year from the date of May 10, 2006. On October 24, 2007, we issued 100,000 shares of our common stock to Daveric Corp. in exchange for their conversion of the principle of the note and forgiveness of the accrued interest.

On March 5, 2007, a promissory note in the principal amount of $250,000 was issued by Rochester capital Partners as consideration for the purchase of 4,000,000 shares from the Company. The note was fully paid off on August  9, 2007.

On July 10, 2007 the Company issued a promissory note in the amount of $5,000 to Stanley Weiner, a director of the Company, with interest accruing at 6% per annum. Mr. Weiner has elected to convert this note into common stock.

On September 28, 2007, the Company issued 500,000 shares of common stock for the conversion of its promissory note dated December 9, 2004, in the principle amount of $500,000. The note had been assumed by Stanley Weiner, our Vice President of Finance and a director. The accrued interest was forgiven by the note holder.

On September 28, 2007 the Company issued 125,000 shares of common stock to J-Bear Investment, LLC., for the conversion of three stock subscription notes issued in 2007 by our subsidiary, Global Universal, with varying dates totaling a principle amount of $100,000. Any accrued interest was waived.

On September 28, 2007, the Company issued 24,375 shares of common stock to Peter Liapis for the conversion of a stock subscription note dated May, 23, 2007, the principle amount of $15,000, accrued interest was waived.

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

Agreements with Imperial Capital Holdings

On January 16, 2006, we entered into an Equity Investment Agreement (“Investment Agreement”), which is an equity line of credit ("ELoC"), with Imperial Capital Holdings ("Imperial"). On that same date, we also entered into a Registration Rights Agreement (“Registration Agreement”) with Imperial, which called for us to file a registration statement relating to the ELoC within sixty days.  Further, we were in default of our promise to register the common stock underlying the shares of our Series A convertible preferred stock, which Imperial acquired in August, 2005, and, in July, 2006, we were also in default on the payment of a $30,000 promissory note due Imperial on July 12, 2006. On July 28, 2006, we reached an understanding with Imperial to cure our defaults in exchange for the issuance of 80,000 shares of common stock. Concurrently, we entered into a new Investment Agreement and a new Registration Rights Agreement with Imperial with substantially similar terms as the original agreements dated January 16, 2006.  In October, 2006, we agreed to issue 20,000 shares to Imperial to cover interest on the $30,000 note. In January, 2007, we agreed to issue an additional 30,000 shares to cover dividends due on the Series A 12% preferred stock and to grant an additional 60-day extension on the $30,000 note.  On November 12, 2007, we borrowed an additional sum of $12,500 from Imperial and renewed our previous $30,000 note, combine in a new note in the principal amount of $45,000, with interest at 12%, and a maturity date of April 15, 2008. This note is secured by advances against our ELoC. On December 14, 2007, we borrowed an additional $6,000 from Imperial with interest at 12%, due April 15, 2008. This note is convertible into common stock at $.05 per share.

The ELoC terminates 24 months after the registration statement has been declared effective. On June 5, 2007, our registration statement was declared effective by the SEC. The maximum amount of money that the ELoC may provide to us over the 24-month period of time is $3,000,000. During these 24 months, commencing June 5, 2007, we may periodically deliver newly issued, registered shares of our common stock to Imperial who will then deliver to us the purchase price, in cash, in amounts based on a fluctuating price per share of our common stock. We are not obligated to request any portion of the $3,000,000. The actual aggregate number of shares that we may issue pursuant to the Investment Agreement is not determinable as it is based on the market price of our common stock from time to time and how much funding we desire from time to time. We have reserved 900,000 shares for issuance under the ELoC. However, Imperial is not obligated to purchase such amount of shares that would cause it to own more than 9.9% of our total number of outstanding shares at any given time.  From time to time, we may, in our sole discretion, deliver a put notice to Imperial which states the dollar amount which we intend to sell to Imperial which will be, at our choice, either: (A) 200% of the average daily volume (as quoted on the U.S. markets only) of our common stock for the 10 trading days prior to the applicable put notice date, multiplied by the average of the 3 lowest daily closing bid prices immediately preceding the put date, or, (B) a minimum put amount of $10,000. The maximum amount of any put notice cannot exceed $250,000. The purchase price for the common stock identified in the put notice will be equal to 93% of the lowest closing bid price of the common stock during the pricing period. The pricing period is the period beginning on a put notice date and ending on and including the date that is five (5) trading days after the put notice date. Imperial is required to purchase from us during the related pricing period that number of shares having an aggregate purchase price equal to the Put Amount set forth in the Put Notice. Imperial is deemed to be an “underwriter” within the meaning of the Securities Act of 1933, as amended, in connection with the resale of our common stock under the Investment Agreement.

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

Current Working Capital.

We are subject to a working capital deficit, which means that our current assets on December 31, 2007, were not sufficient to satisfy our current liabilities and, therefore, our ability to continue operations is at risk.  We had a working capital deficit for the year ended December 31, 2007 which means that our current liabilities exceeded our current assets on December 31, 2007 by $1,137,885.  Current assets are assets that are expected to be converted to cash within one year and, therefore, may be used to pay current liabilities as they become due. Our working capital deficit means that our current assets on December 31, 2007, were not sufficient to satisfy all of our current liabilities on December 31, 2007.  If our ongoing operations do not begin to provide sufficient profitability to offset the working capital deficit, we may have to raise capital or debt to fund the deficit or curtail future operations.

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

Significant Changes in the Number of Employees.

We currently employ 4 full time employees.  Because of the legal proceedings previously discussed in our prior reports, we experienced a deleterious and damaging loss of both financial resources and key personnel associated with our former business model of investing in litigation recoveries.  In the event that we are successful in generating revenues and expanding our present operations in the film production business, we will need to hire additional employees or independent contractors in the future.

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

The Company had engaged the securities law firm of Trombly Business Law Center in Boston, MA, to assist us in preparing corporate documents, filing the required corporate documents with the appropriate regulatory agencies, both state and federal and reviewing the September 30, 2007 10-QSB during the third and fourth quarter of 2007.   Due to the lack of sufficient funding, the law firm was unwilling to continue providing services, and we were unable to maintain the engagement to utilize their assistance needed in preparing our Form 10KSB for the period ended December 31, 2007. We are pursuing various avenues of financing to sustain an accounting staff and the necessary outside support services to enhance timely filings of our reports. On June 27,2008 the Company engaged an outside law firm to assist it in complying with applicable regulations.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting of the Company.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

Management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our internal control over financial reporting as of December 31, 2007 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, because of the Company’s limited resources and limited number of employees, management concluded that, as of December 31, 2007, our internal control over financial reporting is not effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with the U.S. generally accepted accounting principles.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

Limitations on Effectiveness of Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and  procedures or our internal controls will prevent all errors and all fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.  These inherent limitations include, but are not limited to, the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.  The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goal under all potential future conditions.  Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.  Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Changes in internal controls

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15d-15 under the Exchange Act that occurred during the year ended December 31,2007  that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Other than Mr. Gabby, our CFO, we have no additional financial experts. We believe the cost related to retaining a financial expert at this time is prohibitive. Further, because of our start-up operations, we believe the services of a financial expert are not warranted.

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

In 2004, Mr. Reed received 70,000 options of common stock, these options vested at date of grant.  The options were issued for services.  During 2005 Mr. Reed was issued 100,000 options for common stock, these options vested at the date of grant.

Mr. Reed received $16,716 as reimbursement for his rent, telephone, utilities and automobile expenses in 2004.  In 2005 he received $26,019 as reimbursement for these expenses. In 2006 he received $24,880 as reimbursement for these expenses.

In 2005 Mr. Reed received $80,750 as a board member, $24,500 in fees and $56,250 in warrants.  The warrants 11,250 issued for common stock were granted on January 20, 2005 with immediate vesting.  The warrants authorized the purchase of common stock at $2.00 per share and expire on dates beginning on August 6, 2009 through May 6, 2010. In 2006 Mr. Reed accrued $31,500 as a board member.

In 2007, Mr. Reed received common stock valued at $525,000 in lieu of his accrued salary. Mr. Reed also received $24,000 in common stock for prior board member fees.

Mr. Gabby entered in to an employment agreement effective June 29, 2005 to serve as the companies Chief Financial Officer with an annual salary of $55,000.  Mr. Gabby received 1,000 options at $4.10 per share expiring on July 1, 2007.  These options were vested at the date of grant.  Mr. Gabby received 5,000 options in November 2006 exercisable at $0.40 per share and will expire on November 21, 2009. In November 2006 Mr. Gabby received 5,000 warrants exercisable at $0.40 per share and will expire on November 27, 2009. The fair value of these options and warrants is calculated to be $4,425.  In August 2007 Mr. Gabby received 25,000 options exercisable at $0.80 per share and will expire on August 30, 2009. The fair value of these options is calculated to be $19,500.

Summary Compensation Table
For Fiscal Year- Ended 2007and 2006
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Options Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value & Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Morton Reed President, CEO & Director	2007	252,000	NONE	NONE	NONE	NONE	NONE	0	$252,000
	2006	252,000	NONE	NONE	NONE	NONE	NONE	$56,380	$308,380
Gary Rasmussen CEO & Director	2007	252,000	NONE	NONE	NONE	NONE	NONE	0	$252,000
Terry Gabby,CFO	2007	55,000	NONE	16,500	$19,500	NONE	NONE	NONE	$75,000
	2006	55,000	NONE	NONE	$4,425	NONE	NONE	NONE	$59,425

OUTSTANDING EQUITY AWARDS
AT FISCAL YEAR- END AS OF 12/31/2007
Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price($) (e)	Options Expiration Date (f)	Number of Shares or Units of Stock That Have Not Vested (#) (g)	Market Value of Shares or Units of Stock That Have Not Vested ($) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (j)
Morton Reed, Ph.D. President, CEO & Director	32,550 25,000 50,000 50,000 3,750 1,875 1,875 1,875 1,875	NONE	NONE	$10.00 $3.00 $5.30 $9.90 $2.00 $2.00 $2.00 $2.00 $2.00	2/3/07 12/21/14 1/20/15 9/6/08 1/20/10 8/6/09 11/6/09 2/6/10 5/6/10	NONE	NONE	NONE	NONE
Gary Rasmussen CEO & Director	NONE	NONE	NONE	NONE	NONE	NONE	NONE	NONE	NONE
Terry Gabby, CFO	25,000 5,000 5,000	NONE	NONE	$0.80 $0.40 $0.40	8/30/09 11/21/09 11/27/09	NONE	NONE	NONE	NONE
Stanley Weiner, Board Member	3,750 1,875 1,875 1,875 1,875	NONE	NONE	$2.00 $2.00 $2.00 $2.00 $2.00	1/20/10 8/6/09 11/6/09 2/6/10 5/6/10	NONE	NONE	NONE	NONE
David Wallace, Board Member	3,750 1,875 1,875 500 250 250	NONE	NONE	$2.00 $2.00 $2.00 $2.00 $2.00 $2.00	1/20/10 1/20/10 1/20/10 1/20/10 1/20/10 1/20/10	NONE	NONE	NONE	NONE
Howard Appel, Board Member	3,750 1,875 1,875 500 250 250	NONE	NONE	$2.00 $2.00 $2.00 $2.00 $2.00 $2.00	1/20/10 1/20/10 1/20/10 1/20/10 1/20/10 1/20/10	NONE	NONE	NONE	NONE
Andrew Scherr, Board Member	3,750 1,875 1,875 500 250 250	NONE	NONE	$2.00 $2.00 $2.00 $2.00 $2.00 $2.00	1/20/10 1/20/10 1/20/10 1/20/10 1/20/10 1/20/10	NONE	NONE	NONE	NONE

All options and warrants have been authorized by the Board of Directors.  All options and warrants issued were for services rendered.

DIRECTOR COMPENSATION
For Fiscal Year- Ending 12/31/2007
Name (a)	Fees Earned or Paid in Cash ($) (b)	Stock Awards ($) (c)	Option Awards ($) (d)	Non-Equity Incentive Plan Compensation ($) (e)	Change in Pension Value and Nonqualified Deferred Compensation Earnings (f)	All Other Compensation ($) (g)	Total ($) (h)
Morton Reed, President, CEO & Director	NONE	$24,000	NONE	NONE	NONE	NONE	$24,000
Stanley Weiner	NONE	$21,500	NONE	NONE	NONE	NONE	$21,500
Gary Rasmussen	NONE	NONE	NONE	NONE	NONE	NONE
Dennis H. Johnston	NONE	NONE	NONE	NONE	NONE	NONE
Virginia Perfili	NONE	NONE	NONE	NONE	NONE	NONE
Donald Hejmanowski	NONE	$16,500	NONE	NONE	NONE	NONE	$31,500
The amounts in all Other Compensation columns for the Board members are the fair value of warrants that were issued to the Board members for their past services.  All of the warrants were vested on the grant date.  None have been exercised.

EMPLOYMENT AGREEMENTS

Morton Reed

Effective September 5, 2002, the Company entered into an employment agreement with Morton Reed wherein Mr. Reed agreed to serve as the Company’s Chief Executive Officer and President.  The term of employment was for four (4) years.  The Company agreed to pay Mr. Reed annual compensation of $252,000. In addition to the cash compensation, Mr. Reed is entitled to the use of a Company vehicle.  Mr. Reed voluntarily stopped taking his full salary in mid-2003 to assist the Company in the financing of ongoing litigation.  Mr. Reed resumed taking a salary in 2004, but took only $150,000. Mr. Reed has agreed to accrue such portions of his salary ($355,915 as of December 31, 2005, and $543,000 as of December 31, 2006) as deemed relevant by the board of directors until such time as the Company is adequately capitalized and able to pay such salary. In 2007, Mr. Reed was issued stock valued at $525,000 for his accrued salary and  his agreement was cancelled.

Gary Rasmussen

Mr. Rasmussen has not yet entered into a written employment agreement with the Company. However, the Board of Directors authorized compensation and benefits for him that are commensurate with those provided to his predecessor, Morton Reed. Therefore, the Company has accrued a salary base of $252,000 per annum. Mr. Rasmussen elected to waive any salary, or accrual therof, for the fiscal year ending December 31, 2007.

Terry Gabby

Mr. Gabby entered in to an employment agreement effective June 29, 2005 to serve as the Company’s Chief Financial Officer with an annual salary of $55,000.  Mr. Gabby received 1,000 options at $4.10 per share expiring on July 1, 2007.  These options were vested at the date of grant.  Mr. Gabby received 5,000 options in November 2006 exercisable at $0.40 per share and will expire on November 21, 2009. In November 2006 Mr. Gabby received 5,000 warrants exercisable at $0.40 per share and will expire on November 27, 2009. The fair value of these options and warrants is calculated to be $4,425.  In August 2007 Mr. Gabby received 25,000 options exercisable at $0.80 per share and will expire on August 30, 2009. The fair value of these options is calculated to be $19,500.

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

Option Grants in Last Fiscal Year

On August 30, 2007, the Board awarded Terry Gabby, the Company’s Chief Financial Officer, an unregistered stock option to acquire a total of 25,000 shares of the Company’s common stock at an exercise price of $0.80 per share.  The option expires two years from the date of grant. We believe that the grant of the option was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2).

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

Beneficial Ownership of Securities
Name of Beneficial Owner And Position (1)	Number of Shares of Common Beneficially Owned	Percent of Class Beneficially Owned (2)	Number of shares of Series B Beneficially Owned (3)	Percent of Class Assuming Conversion of Series B Pfd (2)
Gary Rasmussen (4) Chairman & CEO	4,938,500	53.2%	1,734,452	42.0%
Terry Gabby (5) CFO & Treasurer	15,000	0.26%	-	0.1%
Stanley Weiner VP of Finance and a Director	612,383	6.6%	-	4.6%
Virginia Perfili Director	14,450	0.2%	-	0.1%
Jackelyn Giroux, President (6) Global Universal Film Group, Inc.	59,855	0.6%	2,255,682	17.5%
Morton Reed, Ph.D. Former President, CEO, Chairman	169,895	1.8%	-	1.3%
James Paul Gietz 3603 Aberdeen Way Houston, TX 77025	500,000	5.4%	-	3.8%
Directors and Officers as a Group (6 persons)	5,810,083	62.7%	3,990,134	74.0%

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

5.	Mr. Gabby holds an option to purchase 5,000 and 25,000 shares of our common stock at a price of $0.40 and $ 0.80 per share respectively.

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
______
*              Filed herewith.

(b)           Reports on Form 8-K

The following reports on Form 8-K were filed by the Company in 2007, and are incorporated herein by this reference:

 (1)  Form 8-K, filed 2-23-2007, regarding the termination of a merger agreement between the Registrant and CardMart Plus.

(2)  Form 8-K, filed 02-26-2007, appointment of Dennis H. Johnston as director.

(3)  Form 8-K, filed 03-07-2007, regarding the issuance of 40 million shares pursuant to a Letter Agreement between the Registrant and Rochester Capital Partners.

(4)  Form 8-K, filed 07-02-2007, dismissal of Dennis H. Johnston as director for cause.

(5)  Form 8-K, filed 09-19-2007, regarding a change in control of Registrant by Rochester Capital Partners.

(6)  Form 8-K, filed 11-05, 2007, appointment of Virginia Perfili as director.

(7) Form 8-K, filed 12-12-2007, regarding amendment to the designation of rights and preferences of the Series B, Convertible Preferred Stock.

ITEM 14.                            PRINCIPAL ACCOUNTANT FEES AND SERVICES

(1)           AUDIT FEES

The aggregate fees billed for professional services rendered by Lawrence Scharfman & Co., CPA, P.C., for the audit of our annual financial statements and review of the financial statements included in our Form 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for fiscal year 2006 was $32,500.

The aggregate fee billed for professional services rendered by Lawrence Scharfman & Co., CPA, P.C., for the audit of our annual financial statements for fiscal year 2007 was $35,000.

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

GLOBAL ENTERTAINMENT HOLDINGS, INC.

Date October 31, 2008	By:	/s/ Gary Rasmussen
Name Gary Rasmussen
Title CEO

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Company Name

Date October 31, 2008	By:	/s/ Gary Rasmussen
Name Gary Rasmussen
Title CEO & Chairman

Company Name

Date October 31, 2008	By:	/s/ Terry Gabby
Name Terry Gabby
Title Chief Financial Officer

Company Name

Date October 31, 2008	By:	/s/ Stanley Weiner
Name Stanley Weiner
Title VP Finance, Director

Company Name

Date October 31, 2008	By:	/s/ Virginia Perfili
Name Virginia Perfili
Title Director

TABLE OF CONTENTS
PAGES

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
Global Entertainment Holdings, Inc.
1516 East Tropicana Ave. Ste 245
Las Vegas Nevada 89119

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheet of Global Entertainment Holdings, Inc., and subsidiaries as of December 31, 2007 and the related consolidated statements of operations, stockholders equity and cash flows for the years then ended. These financial statements are the responsibility of management. Our responsibility is to express an opinion on these financial statements based on our audits.  The statements for 2004 and prior years were audited by another auditor.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Global Entertainment Holdings as of December 31, 2006 and December 31, 2007 and the results of operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

The Company has had difficulty in generating sufficient cash flow to meet its obligations and is dependent on management’s  ability to develop profitable operations.  These factors, among others, may raise substantial doubt as to their ability to continue as agoing concern.

Boynton Beach FL                                                                Yours Truly,
September 20, 2008
/s/ Lawrence Scharfman CPA

- LICENSED IN FLORIDA & NEW YORK -

Global Entertainment Holdings Inc.
Consolidated Balance Sheet

		December 31,
		2007
Assets

Current assets:
Cash and cash equivalents		$2,558
Accounts receivable, net		0
Contingent advances less reserves for unsuccessful
resolution of lawsuits		0
Employee Advances		25,315
Note receivable		900
Total current assets		28,773

Fixed assets, net		23,479
Total fixed assets		23,479

Other assets
Book Rights		1,864
TV Game/Reality Show		8,966
Film Rights		189,175
Website Software		6,000
Movies		26,850
Other Assets		23,170
Total other assets		256,025

	Total assets	$308,277

Liabilities and Stockholders' Equity

Liabilities not subject to compromise
Accounts payable		$178,312
Accrued expenses		121,842

Notes payable		167,004
Investor participation obligations		699,500
Interest payable
Total current liabilities not subject to compromise		1,166,658

Liabilities subject to compromise

Debentures		40,000
Total liabilities subject to compromise		40,000

Total liabilities		1,206,658

Stockholders' Equity:
Series A Convertible preferred Stock, par value $0.001, 2,000,000 shares authorized, 800,000 shares issued and 2,000,000 shares authorized, 800,000 shares issued and shares issued and outstanding

Series B Convertible preferred Stock, par value $0.001, 4.000,000 shares authorized, 3,990,314 shares issued and outstanding		3,990

Common stock, $0.001 par value, 230,000,000 shares authorized,
9,258,459 and 2,898,890 shares issued and
outstanding at December 31, 2007 and 2006, respectively		92,584
Shares authorized & unissued		17,500
Subscription Payable		(171,000)

Additional paid-in capital		10,745,821
Additional paid-in capital Preferred A
Additional paid-in capital Preferred		271,425

Accumulated (deficit)		(11,858,701)
		(898,381)

		$308,277

Global Entertainment Holdings, Inc.
Statements of Operations

			For the years ending
			December 31,
			2007	2006	2005

Net Revenue			$216,089	$644,040	$355,264

Expenses:
					76,950
	General and administrative expenses		1,014,565	1,659,845	1,659,845
	Consulting Fees – related party				8,301

	Financing expense		70,000	45,906	67,288
	Depreciation & Amortization		26,001	23,558	28,467
	Preferred stock dividend			19,993	1,245
		Total operating expenses	1,110,566	1,749,302	3,168,738

Net operating (loss)			(894,477)	(1,105,262)	(2,813,474)

Other income (expenses):
	Other income		53,947	10,000	73,953
	Interest expense		(94,099)	(62,685)	(57,039)
	Rental Income
	Amortization of debt discount			130,000	(677,484)
		Total other income (expenses)	(40,152)	77,315	(660,570)

Loss	before	reorganization items	(934,629)		(3,474,043)
Extraordinary	gain	and income taxes
Bad Debt in	connection	with share issuance			(498,000)
Gain on debt restructure			323,929
Loss before extraordinary gain and income taxes					(3,972,043)

Income (Loss) before Income taxes			(610,700)	1,027,947	(3,972,043)

	Net Income (loss)		$(610,700)	$1,027,947	$(3,972,043)
Basic Earnings (loss) per share:			(0. 23)	(0.54)	(0.28)
Before Extraordinary item			(0.23)	(0.54)	(2.40)
Extroardinary	item		0.08		(0.35)
Total			(0.15)	(0.54)	(2.40)

Weighted average number of common shares outstanding:
	Basic		4,005,251	1,909,965	1,441,949

Statements of Changes in Stockholders' Equity

	Common Stock		Preferred Stock			Preferred Stock
				A			B		Paid in	Paid in	Subscription	Shares Authorized	Accumulated	Total Stockholders
	Shares	Amount	Shares		Amount	Shares		Amount	Capital	Capital	Payable	Unissued	(Deficit)	Equity

Balance, December 31, 2004	1,122,006	11,221	-		-				4,611,310		-		(6,225,276)	(1,602,745)

shares issued for cash	227,195	2,292	800,000		800				1,136,608		-		-	1,136, 608
Shares authorized & unissued									327,139		-		-	327,139
Shares issued for services	75,750	757	-		-				415,705		-		-	415,705
Shares issued in settlement	15,788	157	-		-				67,236		-		-	67,236
Shares issued in settlement of notes	60,000	600	-		-				647,891		-		-	647,891
Shares issued in lieu of interest	7,500	75	-		-				38,675		-		-	38,675
Warrants and Options issued	-	-	-		-				739,979		-		-	739,979
Warrants and Options exercised	66,500	665	-		-				32,335		-		-	32,335
Options exercised - related party	45,000	450	-		-				44,550		-		-	44,550
Subscription payable	-	-	-		-				-		327,139		-	327,139
Net (loss) for the year ended													(3,972,043)	(3,972,043)

Balance, December 31, 2005	1,621,740	$16,217	800,000		$800				$8,061,428		327,139		$(10,197,319)	($1,791,735)

Shares issued for cash	126,533	1,265							145,268					145,268
Shares issued for investment	1,500	15							3,580					3,580
Shares authorized & unissued									327,139					327,139
Shares issued for services	734,989	7,350							378,826					378,826
Shares issued in settlement of debt	140,660	1,407							256,997					256,997
Shares issued for preferred dividend	9,600	96							9,024					9,024
Shares issued in settlement of notes	200,000	2,000							198,000					198,000
Shares issued for financing	70,400	704							65,176					65,176
Shares issued in lieu of interest	1,466	15							1,452					1,452
Share issued in exchange of preferred	80,000	800	(400,000)						99,200					99,200
Warrants and options issued	32,000	320							35,207					35,207

Warrants and Options exercised	65,000	650							3,600					3,600
Shares Cancelled	(185,000)	(1,850)	400,000		(4000)				(933,918)					(933,918)
Options exercised – related party									4,425					4,425
Subscription payable											-322,139

Net (Loss)														(1,027,947)
For the year ended
December 31,2006
Balance, December 31,2006	2,898,890	28,988							8,655,403				(11,248,000)	(2,479,324)

Shares authorized & unissued											(171,000)			(171,000)
Shares authorized & unissued									17,500			17,500		17,500
Shares issued for services	1,125,657	11,257							826,147					826,147
Shares issued in settlement of debt	1,103,416	11,039				3,990,314		3,990	883,071	271,425				1,154,496
Shares issued for Note Receivable	4,000,000	40,000							210,000					210,000
Shares issued for financing	500,000	500							54,500					54,500
Share issued in exchange of preferred	80,000	800							99,200					100,000

Net (Loss)													(610,700)	(610,700)
For the year ended
December 31,2007	47
Balance, December 31,2007	9,258,511	92,584				3,990,314		3,990	10,745,821	271,425	(171,000)	17,500	(11,858,700)	(898,381)

Global Entertainment Holdings Inc.
Consolidated Statements of Cash Flow
	For the years ending
	December 31,
	2007	2006		2005

Cash flows from operating activities
Net income (loss)	$-610,700		$-1,027,947	$3,474,048
Adjustments to reconcile net income to net cash
provided by (used in operating activities)
Extraordinary gain on settlement with IEP creditors
Gain on forgiveness of capital lease obligation
Gain on Discount of pre-petition debt
Depreciation and amortization	26,001		23,558	28,467
Reserve for unsuccessful resolution of lawsuits	226,663			76,950
Reserve for Doubtful Receivables	159,838
Loss on disposal of asset
Share-based compensation	765,616		414,353	825,124
Common stock issued in settlements	-1,389,878		493,885	67,394
Share-based interest payments			1,467
Shares cancelled	4176		-935,768
Gain on participation obligation	940
				38,750
Debt discount amortization			-1,300,000	-15,000
Changes in assets and liabilities:				603,558
Trade and other accounts receivable	222,279		-2,790	84,530
Other assets	163,095		-138,982	-20,881
Contingent advances			-572,825	-769,500
Accounts payable and accrued expenses	-25,000		123,945
				315,705
Trade and other claims subject to compromise				-241,193
Note receivable	173,100		-73,819	-100,000
Deferred revenue			75,004	141,668
Net cash (used in) operating activities	-283,870		-1,749,919	-2,438,471

Cash flows from investing activities:
Purchases of property and equipment				-3,733
Net cash (used in) investing activities				-3,733

Cash flows from financing activities:
Cash from issuance of common stock	242,500		75,004	441,700
Cash from exercise of options & warrants			4,250	77,550
Cash from issuance of preferred stock
				200,000
Proceeds from notes payable			1,106,806	222,500
Subscription Payable				76,533
Proceeds from investor participation borrowings				702,500
Proceeds from investor obligations	22,210		450,500
Principal repayments on capital lease obligations
Value of Warrants issued	-150,900		35,527	387,021
Net cash provided by financing activities	284,810		1,744,416	2,107,804

Increase (decrease) in cash	940		-5,503	-334,401
Cash - beginning of period	1618		7,121	341,522
Cash - ending of period	$2258		$1,618	7,121

Supplemental disclosures:
Interest paid			62,685	57,039
Income taxes paid	$-		$-

Shares issued for services	$593,000		378,826	_416,462
Number of shares issued for services	*112,568		734,989	75,750
Shares issued for debt	$1,111,865		458,404	754,634
Number of shares issued for debt	*840,660		340,660	83,288
Imputed value of warrants issued with debt	-	$		__________

All share after 10 to 1 reverse split

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

On January 23, 2003, the Company completed a merger with RP Entertainment, Inc., a publicly held Nevada corporation, through a newly formed entity, RP Acquisition Corp., a Nevada corporation, as a wholly owned subsidiary of RP Entertainment. On February 25, 2003, the Company entered into an Agreement of Merger with California LitFunding, formerly LitFunding Corp. (LFC) a California corporation. LFC became a subsidiary when the Articles of Merger between RP Acquisition Corp., the Registrant's wholly owned subsidiary that was formed to facilitate the merger and LFC were filed with the Nevada Secretary of State. The charter documents of the Company are the charter documents of the surviving corporation. Pursuant to the Merger Agreement, 759,225 shares of common stock were to be issued to the LFC shareholders in exchange for all the issued and outstanding shares of LFC common stock. LitFunding Corp, a California corporation changed its name to California LitFunding on May 30, 2003. RP Entertainment had no material operations, assets or liabilities prior to the merger.

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

As discussed in Note 2, the Company has entered into a Chapter 11 Plan of Reorganization under the United States Bankruptcy Code. In June, 2006 the Company received it’s discharge from the Bankruptcy Court. Liabilities exceed assets by $898,381 at December 31, 2007. The Company's net loss for the year ended December 31, 2007 is $610,700. The ability of the Company to continue as a going concern remains dependent upon successful operation as it comes out from the bankruptcy plan, obtaining additional capital and financing, and generating positive cash flow from operations. The Company intends to seek additional capital either through debt or equity offerings and believes that increased volume and reduction in its lead time to finance and collect on funded cases will ultimately lead to profitability and positive cash flows. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

Rescission of HandsFree Entertainment

On December 31, 2007, we entered into an agreement to acquire 100 percent of the issued and outstanding shares of common stock of Hands Free Entertainment,Inc., a Texas corporation. In consideration for the acquisition, we agreed to issue an aggregate of 250,000 shares of our restricted common stock to the shareholders of Hands Free Entertainment.

Under the terms of the Share Exchange Agreement, Hands Free was to provide certain financial information to our auditors, as well as copies of material agreements. No information other than a preliminary financial statement was received from Hands Free. No shares were issued or exchanged and the transaction was voided ab initio.

We entered into a Rescission Agreement with Hands Free Entertainment in March to mutually rescind the Share Exchange Agreement, ab initio, and to release all parties from any potential claims.

The foregoing description of the terms and conditions of the Share Exchange Agreement, as well as the Rescission Agreement, are qualified in their entirety by, and made subject to, the more complete information set forth in our reports on Form 8-K, filed with the SEC and dated January 4, 2008, and April 10, 2008,respectively.

We incurred no material expenses with the acquisition or rescission of the Share Exchange Agreement with HFE, as both agreements were prepared by management and, since we could not obtain proper information from HFE, no material effort or expense was incurred in evaluating their information.

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

These judgments totaling $181,356 are deemed to be non-collectable at December 31, 2007.  We reserved the discounted amount, $159,838, to adequately reflect the status of the receivables.

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

Global Universal Film Group, Inc., purchased the majority of the Books, TV and Movie Rights.  in January, 2006, for approximately $160,000. The total as of December 31, 2007 is $200,005.  The expenditures that are related to specific Film, TV or Book projects are capitalized as a long-term asset.  The capitalized costs will be amortized using the individual film forecast computation method as film revenues are obtained.

The expenditures that have been incurred during the year 2007 for the slate of seven films has been approximately $26,850 in fees to obtain the Louisiana tax credits. These expenditures have been capitalized as required by AICPA SOP 00-2.

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

Revenue recognition

Film revenue from licensing agreements is recognized when the license period begins and the licensee and the Company become contractually obligated under a noncancellable agreement. All revenue recognition for license agreements is in compliance with the AICPA's Statement of Position 00-2, Accounting by Producers or Distributors of Films.

To date, Global Univresal has not produced any film revenue.

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

Gain on Debt Restructuring

Pursuant to SFAS 15 paragraphs 25 and 26 at December 31,2007 we report debt-restructuring as follows:

The Company had two law firms with monthly invoices amounting to $395,619 billed and outstanding for approximately 2 years. In the year 2006 the company issued 150,000 shares of its common stock, par value $0.001, priced at market to one legal firm. In 2007 the Company issued 125,000 shares of its common stock, par value $0.001, priced at market to the other firm. The law firms agreed to forgive the remaining balance of $268,119.

The Company also negotiated in 2007 the reduction of accrued interest accumulated on a $500,000 promissory note dated December 9, 2004. The lender agreed to convert the note into the Company’s common stock and to forgive the $55,810 accrued interest. On November 12, 2007,the Company issued 500,000 shares of common stock, par value $0.001, valued at market were issued to Stanley Weiner a board member.

The total Gain on debt restructure is $323,929. The per share aggregate gain is $0.08.

Deferred Revenue

On March 7, 2006, we entered into an agreement to effect a reverse tri-party merger by and among the Company, Silver Dollar Productions, a Nevada corporation and wholly owned subsidiary of the Company, and Global Universal Film Group, Inc. (“Global Universal”), a Nevada corporation.  In connection with the merger, we issued 1,500,000 shares of our Series B Convertible Preferred Stock to Global Universal in exchange for 100% of the issued and outstanding securities of Global Universal.  Pursuant to the terms of the merger agreement, Global Universal merged with and into Silver Dollar, Silver Dollar ceased to exist, and Global Universal becamea wholly-owned subsidiary of the Company.

Our merger agreement with Global Universal gave its former shareholders, as holders of our Series B convertible preferred stock, the right to “spin-off” from LitFunding and become a separately traded corporation. The merger agreement referenced a registration statement that was to be filed within sixty (60) days to register the shares that would be received by LitFunding shareholders in the spin-off transaction. After electing to spin-off, the Series B preferred stock would automatically convert into an equal amount of shares of our common stock at the closing of the spin-off transaction.  On October 16, 2006, Global Universal shareholders gave notice to the Company of their election to spin-off from us. Upon completing the spin-off transaction, we would earn a management fee of $200,000, of which $26,000 has already been paid by Global Universal, and we would retain 10% of Global Universal’s shares that were issued and outstanding immediately after the spin-off transaction.  In the event that the spin-off transaction was not completed by June 30, 2007, the balance of the management fee (i.e., $174,000) would be waived and we would be entitled to receive only 5% of their shares at spin-off, rather than 10%. Because the spin-off did not occur by June 30, 2007, in July, the $26,000 in notes due Global Universal were acquired by Rochester Capital Partners, LP, in exchange for cancellation of $26,000 in notes of Global Universal held by Rochester, and were applied towards its $250,000 note due to the Company in connection with its acquisition of a controlling interest of our common stock.

The $200,000 management fee which was previously recorded as Deferred Revenue in our Consolidated Balance Sheet for the year ended December 31, 2006, was eliminated to reflect waiver of the management fee after June 30, 2007.

Income taxes

The Company provides for income taxes based on the provisions of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, which, among other things, requires that recognition of deferred income taxes be measured by the provisions of enacted tax laws in effect at the date of financial statements. The company is a cash basis taxpayer.

Tax Credits

The grant for $20 million tax credits from the Louisiana Department of Economic Development can be applied towards 25% of the total production costs, plus an additional 10% of any Louisiana labor expense, of the budgets of the seven films that Global Universal intended to produce with the financing from PGH.  At the end of production of each film, an audit must be conducted to ascertain the exact amount spent on the film within the State of Louisiana. The State will then issue a final tax credit equal to 25% of the amount spent on production and an additional 10% on Louisiana laborers.

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

The following table represents the effect on net (loss) and (loss) per share if the Company had applied the fair value based method and recognition provisions of SFAS No. 123:

	2007	2006
Net (loss), as reported	$(610,700)	$(1,027,947)
Add: Employee stock-based compensation Expense, as reported	19,500	4,425
Deduct: Total stock-based employee compensation expense determined under fair value method	(19,500)	(4,425)
Pro forma net (loss)	$(610,700)	$(1,027,9470
Net (loss) per common share
Basic (loss) per share, as reported	$(0.23)	$(0.54)
Basic per share, pro forma	$(0. 23)	$(0.54)

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

The Company's primary liabilities are summarized in the following paragraphs:

A. Administrative and Priority Claims. The claims within this class total approximately $287,000 through December 31, 2005. Most of this amount represents the fees and costs payable to the Debtors general insolvency counsel, Winthrop Couchot, P.C. who accepted 20,000 shares of common stock from the company in April 2005 and an additional 10,000 shares in 2005 in part or full payment for the amount. The balance represents sums owed of approximately $9,300 in priority wages owed to two officers of the Debtors. These amounts are not subject to compromise and are included in accounts payable and accrued expenses in the accompanying balance sheet at December 31, 2006.

B. Gap Claims. During the period between the filing of the involuntary petition and the date on which LitFunding Nevada's stipulated to the entry of an order for relief, certain claims accrued. Substantially all of these claims accrued in favor of two law firms that were defending LitFunding Nevada against the involuntary filing. The Debtors reached an agreement with these claimants to pay $314,000 over twelve months.  The remaining balance owed at December 31, 2005 is approximately 40,557.  These amounts are subject to compromise and are included in trade and miscellaneous claims in the accompanying balance sheet at December 31, 2005; During the three months ending March 31, 2006 the debtor elected to covert $3,676 to 2,625 shares of the Companies $0.001 par value common stock and  $36,881 to a promissory note bearing interest at 8 % per annum with a maturity date of August 1, 2006. The Company is in default on this note and owes $29,357 and accrued interest.

C. Debenture Claims. In calendar years 2002 and 2003 California LitFunding issued debentures to seven individuals, creating approximately two hundred thousand dollars ($200,000) in debt obligations. Included is a $10,000 debenture payable to a related party. These claims are unsecured and they are undisputed. In November 2006 the Company won a Judgment against Alan Schuchman for fees owed, a stipulation in the Judgment was that Mr. Schuchman forfeits the $ 10,000 debenture he was holding. On December 28, 2007, the Company converted $150,000 principal amount of the debentures, plus approximately 21,000 in accrued interest, into 17,100 shares of Common Stock. The balance of debentures at December 31, 2007 is $40,000. The Company has not made the December 15, 2006 or the semi annual interest payments in the year 2007 with respect to the $40,000 remaining amount of debentures. The accrued interest is $5,363, as of December 31, 2007.

D. Unsecured Claims Other Than Debenture Claims and IEP Claims. The Debtors have approximately $339,653 in allowed unsecured claims. These amounts are subject to compromise and are included in trade and miscellaneous claims in the accompanying balance sheet at December 31, 2005. During the months ended March 31, 2006 , the debtors elected to convert $244,169 to 145,410 shares of the Companies $0.001 par value common stock and $ 157,258 to notes payable with a maturity date of June 15, 2006. The remaining balance due as of December 31, 2007 is $47,265.00.

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

Net deferred income tax assets of $3,467,088 are fully offset by a valuation allowance of $3,467,088. The valuation allowance was increased by $370,088 in the year ended December 31, 2005. The increase in the valuation allowance in the year ended December 31, 2005, primarily is the result of the increased of net operating loss for the year ended December 31, 2005.

Net operating loss carry forwards of approximately $10,197,319 expire from 2020 through 2025. Due to the change in control of the Company as discussed in Note 1, future utilization of net operating losses may be restricted.

The differences between the statutory and effective tax rates are as follows for the year ended December 31, 2007:
	December 31,
	2007		2006
Federal statutory rates	$(610,700)	(34%)	$(1,027,947)	34%
State income taxes	0		0
Valuation allowance for operating loss carry forwards	(610,700)	34%	(1,027,947)	34%
Permanent difference for discharge of debt	0	0%	0	0%
Other	0	0%	0	0%
Effective rate	$0	0%	$-0-	0%

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

Most of these advances are for cases well over 36 months old and there has been very little or no contact or follow up with most of the attorneys involved with these remaining cases.  Current management surveyed most of the attorneys and is of the opinion that our chances of recovering all or a significant portion of our advances and fees is highly doubtful.

Therefore, at December 31, 2007 we have increased the impairment allowance by $226,663, bringing the allowance to 100% of the contingent advances outstanding of $416,750 and a corresponding impairment allowance of $416,750.

Note 6 – Debt Restructure

Pursuant to SFAS 15 paragraphs 25 and 26 at December 31, 2007 we report debt-restructuring as follows:

The Company had two law firms with monthly invoices amounting to $395,619, billed and outstanding for approximately 2 years. In 2006 the company issued 1,500,000 shares of it’s common stock, par value $0.001, priced at market to one of the law firms. In 2007 the Company issued 125,000 shares of it’s common stock, par value $0.001, priced at market to the other law firm. Both law firms agreed in 2007 to forgive the remaining balance of $268,119.

The Company also negotiated the reduction of accrued interest accumulated on a $500,000 promissory note dated December 9, 2004.  The note was acquired from the original lender by Stanley Weiner, an officer and director of the Company, who agreed to convert the note into shares of the Company’s common stock and to forgive the $55,810 in accrued interest. On November 12, 2007, the Company issued 500,000 shares of common stock, par value $0.001, valued at market, to Stanley Weiner and the Note was cancelled.

The total gain on debt restructure is $323,929.

The per share aggregate gain is $0.08.

Note 7 - Participation Agreements

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

The participation obligations are notes held in individual Limited Liability Companies that LitFunding USA serves as the managing member. The funds from the notes are advanced to law firms to fund litigation cases with a monthly fee charged until the case is won or settled. The investor can then decide to take their portion of the fees and reinvest the principal amount back in to another case or withdraw the principal thus reducing the note balance. If the case is lost, the investment of the investor is lost and the note balance is reduced by the amount of the loss.

There were no obligations retained by the Company after the reorganization, the obligations that are currently on the balance sheet were established after the reorganization.

Note 8 - Debentures

During the years ended December 31, 2002, the Company issued 5-year 9% convertible debentures amounting to $200,000, due January 1, 2007. Included is one debenture due to a related party for $10,000. Interest is due semi-annually on the first day of June and December of each year, commencing June 1, 2003 until fully paid. As part of the plan of reorganization, these debentures have an amended maturity to June 2008. In December 2007, the Company converted $150,000 principal amount of the debentures, plus approximately $21,000 in accrued interest, into 17,100 shares of Common Stock.  At December 31, 2007, the Company had accrued interest totaling $5,362.

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

Note 9 - Debt

In 2005, certain of the note holders elected to convert unsecured notes totaling $700,000 to 109,100 common shares. At December 31, 2005 the Company has issued 60,000 shares and recorded subscription of $250,606 and they were issued at September 30, 2006.

During the three months ended March 31, 2006, certain debtors in (note 2) above elected to convert $64,684 to promissory notes with a maturity date of June 15, 2006. These notes have been verbally extended.

Notes payable at December 31, 2007, are comprised of the following:
Note payable to entity, original balance of $19,181 Principal and interest due June 15, 2006. The Note is unsecured.	$9,591
Note payable to entity, original balance $32,187. This note is unsecured	$6,094

Note payable to entity, original balance of $15,000 due in three monthly installments of $5,000 beginning April 15, 2006. The Note is unsecured	10,000

Note payable to entity, original balance of $30,502 due in two monthly installments of $15,251 beginning April 15, 2006. The Note is unsecured	10,820

Notes payable with no specified due dates. Face amount of $19,500 and $15,000, interest at 10% per annum, the note is unsecured.	34,500

Note payable Face amount $6,000, interest at 12% due April 15, 2008. Note payable face amount $42,500, interest at 18%	6,000 42,500
Global Notes with no specified due dates and varying interest rates.	47,500
Total	$167,004

Note 10 – Stockholders’ Equity

Common Stock

As discussed in Note 1, the Company entered into a merger agreement in January 2003, whereby 759,225 shares of its common stock were issued in exchange for all the issued and outstanding shares of the common stock of California LitFunding. The acquisition was a reverse acquisition of the Company by California LitFunding, under the purchase method of accounting, and was treated as a recapitalization with California LitFunding as the acquirer. Accordingly, the historical financial statements have been restated after giving effect to the January 23, 2003, acquisition of the Company.

In the year ended December 31, 2004, the Company declared and issued an 11 for 10 stock dividend. As a result, a total of 1,042,501 shares were issued. The trading value of the shares on the declaration date of November 1, 2004, was $0.70. The aggregate value of the new shares issued of $729,751 was reclassified from the accumulated deficit to additional paid-in capital.

During the year ended December 31, 2005, the Company issued 99,195 shares of its $.001 par value common stock for cash totaling $406,700.  Additionally, the Company issued 130,000 shares of its common stock to certain unrelated qualified investors in exchange for $533,000 of stock subscriptions. These subscriptions were due on or before December 31, 2005. The Company does not have reasonable expectation that these notes will be paid. At of December 31, 2005, $35,000 had been paid, and the Company wrote off $498,000 to bad debt.

Agreements with Imperial Capital Holdings

In August of 2005, we sold 400,000 shares of our Series A, 12% Convertible Preferred Stock at $.25 per share to Imperial Capital, and concurrently entered into a Registration Agreement with Imperial whereby we promised to file a registration statement within ninety (90) days covering 80,000 shares of common stock underlying shares of our Series A Preferred Stock.  In December, 2005, we received a notice of default from Imperial, which required us to cure such default by filing a registration statement within ten (10) days. We failed to do so. The Company didn’t file such registration statement until December 11, 2006, about one full year later. The price of our common stock had dropped by more than 75%, causing Imperial a substantial loss on their investment in our Series A Preferred Stock.

On January 16, 2006, we entered into an Equity Investment Agreement (“Investment Agreement”), which is an equity line of credit ("ELoC"), with Imperial Capital Holdings ("Imperial"). On that same date, we entered into a Registration Rights Agreement (“Registration Agreement”) with Imperial, which called for us to file a registration statement relating to the ELoC within sixty (60) days, and a Placement Agent Agreement with Brewer Financial Services, a registered broker-dealer, which provided Brewer with a placement fee of one percent (1%) of the proceeds of the gross proceeds we receive under the ELoC. This registration statement was to include the 80,000 shares of common stock underlying the Series A Preferred Stock, in addition to shares of common stock that would be purchased by Imperial under the terms of the ELoC.  Again, for unexplained reasons, our former management failed to file the registration statement, and was so notified by Imperial.

On April 12, 2006, we borrowed $30,000 from Imperial Capital, which we stated would be used to pay critical corporate expenses and allow us to file the registration statement by July 12, 2006. The note accrued interest at 12% and was convertible into shares of our common stock at 93% of market value.

As of July 28, 2006, for unknown reasons, the management of LitFunding failed to file any registration statement and was in default of the $30,000 promissory note that was due July 12, 2006.  Therefore, on July 28, 2006, we reached an understanding with Imperial to cure our defaults in exchange for the issuance of 80,000 shares of common stock that were finally registered in June of 2007. Concurrently, we entered into a new Equity Investment Agreement and a new Registration Rights Agreement with Imperial, and a new Placement Agent Agreement with Brewer Financial Services, all with substantially similar terms as the original agreements dated January 16, 2006.

The Investment Agreement.  The Investment Agreement grants us an Equity Line of Credit (ELoC) whereby Imperial agrees to purchase up to $3,000,000 of our registered common stock within 24 months of the effective date of our registration statement. Our registration on Form SB-2 was declared effective on June 5, 2007.  During the 24 month period following such effective date, we may, in our sole discretion, periodically deliver newly issued, registered shares of our common stock to Imperial who will then deliver to us the purchase price, in cash, in amounts based on a fluctuating price per share of our common stock, less a 7% discount from the lowest bid price of our stock. We are not obligated to request any portion of, or the entire $3,000,000. Although we initially registered 900,000 shares, the actual aggregate number of shares that we may issue pursuant to the ELoC is not determinable as it is based on the market price of our common stock from time to time and how much funding we desire from time to time.
For an equal amount of dollars of funding from time to time pursuant to the ELoC, the number of shares we would issue to Imperial would be greater during times of our stock price being low, as it currently is, and conversely so during times when our stock price is high. Pursuant to the ELoC, we are subject to penalties if we fail to deliver stock to Imperial after we request a draw down from the ELoC. Specifically, the Investment Agreement subjects us to pay late payments to Imperial for late issuance of Securities (delivery of Securities after the applicable Closing Date) in accordance with the following schedule (where "No. of Days Late" is defined as the number of trading days beyond the Closing Date.  The following amounts are cumulative:

LATE PAYMENT FOR EACH
NO. OF DAYS LATE	$10,000 OF COMMON STOCK
1	$100
2	$200
3	$300
4	$400
5	$500
6	$600
7	$700
8	$800
9	$900
10	$1,000
Over 10	$1,000, plus $200 for each business

Pursuant to the terms of the ELoC, we may issue and sell to Imperial, and Imperial will purchase from us, up to that number of shares of common stock having an aggregate value not exceeding $3,000,000.  However, Imperial is not obligated to purchase such amount of shares that would cause it to own more than 9.9% of our total number of outstanding shares at any given time.  From time to time, we may, in our sole discretion, deliver a put notice to Imperial which states the dollar amount which we intend to sell to Imperial which will be, at our choice, either: (A) 200% of the average daily volume (as quoted on the U.S. markets only) of our common stock for the 10 trading days prior to the applicable put notice date, multiplied by the average of the 3 lowest daily closing bid prices immediately preceding the put date, or, (B) a minimum put amount of $10,000. The maximum amount of any put notice cannot exceed $250,000. The purchase price for the common stock identified in the put notice will be equal to 93% of the lowest closing bid price of the common stock during the pricing period. The pricing period is the period beginning on a put notice date and ending on and including the date that is five (5) trading days after the put notice date. Imperial is required to purchase from us during the related pricing period that number of shares having an aggregate purchase price equal to the Put Amount set forth in the Put Notice. Imperial is deemed to be an “underwriter” within the meaning of the Securities Act of 1933, as amended, in connection with the resale of our common stock under the Investment Agreement.

Registration Rights Agreement. In connection with the Investment Agreement with Imperial, on July 28, 2006 we entered into a Registration Rights Agreement with Imperial to provide for the registration of the shares of common stock that may be issued by us pursuant to the ELoC, and to register shares 80,000 shares of common stock underlying the Series A 12% Convertible Preferred Stock held by Imperial.  The agreement required us to file a registration statement within sixty (60) days and to use our best efforts to cause its effectiveness within 180 days thereafter. Additionally, we were allowed to register an additional 500,000 shares under our registration statement for other investors. Additionally, we were required to permit Imperial and its legal counsel to review and comment upon the registration statement, and all amendments and supplements thereto, at least three (3) business days prior to our filing same.

Placement Agent Agreement. In connection with the Investment Agreement with Imperial, on July 28, 2006 we entered into a Placement Agent Agreement with Brewer Financial Services, LLC, a NASD registered broker-dealer.  The Placement Agent will render services to us with respect to the Investment Agreement and will be available for consultation in connection with the advances to be requested by us pursuant to the Investment Agreement.  We agreed to pay to the Placement Agent a fee of one percent (1%) of the gross proceeds we receive from each draw,  under the Investment Agreement, for all services in connection with the Placement Agent Agreement.

The foregoing description of the terms of our Investment Agreement, the Registration Rights Agreement and Placement Agent Agreement, relating to our ELoC with Imperial Capital, is qualified in its entirety by reference to the actual agreements filed by us on Form 8-K on August 4, 2006.

Note: The 1.3 million shares, and references to all share amounts below have been reduced by a factor of 10 to account for the reverse split of our common shares in December, 2007.

As noted above, 80,000 shares were issued in settlement of our defaults under agreements with Imperial, including losses they sustained due to LitFunding’s failure to register the 80,000 shares of common stock underlying their Series A 12% Preferred Stock.  An additional 50,000 shares was issued on June 2007, to cover interest on the $30,000 note, and the 12% dividend on the Series A Preferred Stock through April 15, 2007, our target date for our registration to become effective.

The $30,000 note was convertible at 93% of market price. No conversion ever took place. The note was renewed in November, 2007, and combined with an additional advance of $12,500.  The new note is for $45,000, due on April 15, 2008, and carries interest at 12%, simple. The new note is not convertible, but is secured by a lien against 50% of any advances we elect to make under the ELoC. Also, in December, 2007, we borrowed an additional $6,000, with interest at 12%, due April 15, 2008. This note was convertible into common stock at a fixed price of $.05 per share, but no conversion took place.  On April 15, 2008, we were granted a verbal extension of thirty (30) days. On May 15, 2008, this note was paid.

On July 24, 2007, a Security Agreement was signed between LitFunding Corp. and James Paul Gietz (“Secured Party”). The agreement establishes a security interest in certain property as collateral for amounts that may be invested in common stock of LitFunding Corp. by the Secured Party. The collateral all now existing and hereafter arising accounts receivable, contract rights, license rights and all other forms of obligations owing to LitFunding arising out of the advance of monies to attorneys. Periodic redemption and pro-rata release of collateral commenced on October 1,2007 and recurring every ninety days until January 1, 2010, the Secured Party shall have the option to redeem 50,000 shares of its LitFunding common stock directly from LitFunding at a fixed price of $25,000. The collateral will be reduced proportionately. To date, the Secured Party has not exercised his option to cause the Company to redeem any shares of stock.

At July 1, 2008 the contingent liability of the Security Agreement was 300,000 shares of common stock at $.50 per share.

Recent Sales of Unregistered Securities

On March 21, 2006 the Company issued 25,000 shares of its $.001 par value common stock to two accredited investors at $2.00 per share for cash totaling $50,000.

During the three months ended March 31, 2006, certain consultants and debtors exercised their warrant rights to purchase 65,000 shares of the Company’s par value common stock for cash totaling $4,250.

In March 2006, the Company issued 273,731 shares of its $.001 par value common stock for services valued at $271,426 the fair value of the underlying shares.

During the months ended March 31, 2006, certain unsecured creditors elected to convert $244,169 to 145,410 shares of the Company’s $.001 par value common stock.  At March 31, 2006 the Company had issued 28,113 and the remaining 17,297 shares were issued on April 18, 2006 the Company recorded a subscription payable of $ 190,687 at March 31, 2006

On April 18, 2006, the company issued 83,148 shares of its common stock to Morton Reed, CEO of the Company, in exchange for accrued debt valued at $130,000.  The shares were unrestricted pursuant to the S-8 Registration filed on February 28, 2006.

On April 18, 2006, the Company issued 5,000 shares of its restricted common stock to Anthony Longo as a sign-on bonus.

On April 18, 2006, the Company issued 1,500 shares of its restricted common stock to Rochester Capital Partners, LP and 500 shares of our common stock to Joseph Weaver in exchange for all of the issued and outstanding shares of Easy Money Express, Inc. (200,000 shares).

On April 20, 2006, the Company issued 2,500 shares of its restricted common stock to Baldev Singh Grewal of Navin Enterprises, Inc. pursuant to its consulting agreement dated March 1, 2006.

On May 23, 2006, the Company issued 100,000 shares of its restricted common stock to Stoecklein Law Group for services rendered to the Company.

On May 23, 2006, the Company issued 50,000 shares of its restricted common stock to Opus Pointe for services rendered to the Company.

Apex Investment Fund Ltd. converted 40,000 shares of Series A 12% Convertible Preferred Stock into 80,000 shares of our restricted common stock.  The 80,000 shares of common stock were issued on June 2, 2006.

On June 23, 2006, the Company issued 100,000 shares of its restricted common stock to CLX & Associates, Inc. pursuant to its consulting agreement dated March 1, 2006.

On August 7, 2006, the Company issued 12,500 shares of restricted common stock to Howard Joffe for $10,000 cash.

On August 7, 2006, the Company issued 12,500 shares of restricted common stock to Robert Heitner for $10,000 cash.

On August 7, 2006 the Company issued 125,000 shares of restricted common stock to Morton Reed, CEO of the Company, in exchange for accrued debt valued at $250,000.

On August 14, 2006 the Company voided the 100,000 shares of its restricted common stock issued on June 23, 2006 to CLX & Associates, Inc pursuant to the cancellation agreement dated March 1, 2006.

On August 28, 2006, the Company issued 100,000 shares of its restricted common stock to CLX & Associates, Inc. pursuant to its consulting agreement dated March 1, 2006 that was reinstated.

On August 28, 2006, the Company issued 160,000 shares of restricted common stocks to Imperial Capital Holdings LLC as follows; 9,600 shares for preferred shares dividend, 20,000 shares for the extension of the $30,000 note executed April 12, 2006 and 50,400 shares for inducement to execute an equity line of $3,000,000.

Imperial Capital Holdings LLC converted 40,000 shares of Series A 12% Convertible Preferred Stock into 80,000 shares of our restricted common stock.  The 80,000 shares of common stock were issued on August 28, 2006.

On August 28, 2006, the Company issued 278,000 shares of restricted common stock to Davric Corporation as follows; 1,466 shares for interest accrued on $200,000 note, 76,533 shares for cash and 200,000 in settlement of $200,000 note.

On October 4, 2006, the Company issued 90,000 shares of common stock to Hans George Huetter for consulting services rendered to the Company. The shares issued were unrestricted pursuant to the S-8 Registration filed with SEC on September 29, 2006.

On October 4, 2006, the Company issued 27,500 shares of common stock to Dennis H. Johnston for legal services rendered to the Company.  The shares issued were unrestricted pursuant to the S-8 Registration filed with SEC on September 29, 2006.

On November 17, 2006 the Company voided the 100,000 shares of its restricted common stock issued on August 28, 2006 to CLX & Associates, Inc pursuant to the cancellation agreement dated March 1, 2006.

On December 11, 2006 the Company rescinded the issuance of 125,000 shares of restricted common stock to Morton Reed, CEO of the Company, in exchange for accrued debt valued at $125,000.

Common Stock Issued In 2007

On November 26, 2007, the Company’s Board approved an Amendment to the  Company’s Amended Articles of Incorporation, as amended, affecting a 10 x 1 reverse stock split. No fractional shares shall be issued in connection with the foregoing stock split; all shares of Common Stock so split that are held by a stockholder will be aggregated subsequent to the foregoing split and each fractional share resulting from such aggregation of each series held by a stockholder will be rounded up to the nearest whole share.
Shares of Common Stock that were outstanding prior to the Effective Date and that are not outstanding after the Effective Date shall resume the status of authorized but unissued shares of Common Stock. The filing date  of the Amendment was November 26, 2007 and the Effective Date was December 10, 2007.

The common stock issuances described in the Company’s  annual report on Form 10KSB for the year ended December 31, 2007  have been retroactively adjusted  to give effect to the 10 x 1 stock split for all periods presented.

The fair market value for the common stock shares issued was determined as the closing price of the common stock on the day the Board authorized the issuance.

On March 7, 2007, the Company issued 1,900,000 shares of its $0.001 par value common stock to Rochester Capital Partners LP and 2,100,000 shares of its $0.001 par value common stock to Lehars Handels Ges MBH at $0.0625 per share for a note receivable totaling $250,000. The share price was negotiated  between  the Board and Rochester Capital Partners LP.

On May 3, 2007 an Administrative Stop was placed on certificate 992 representing 2,100,000 shares of common stock issued to Lehars Handlels Ges M.b.H. on March 7, 2007. The Administrative Stop is issued for breach of the agreement for payment by virtue of the failure to pay for the shares. In July 2007, the shares were returned by Lehars and subsequently issued to Rochester Capital.

On March 30, 2007, the Company issued 800,000 shares of its restricted commons stock to Morton Reed for accrued salary of $350,000. Mr. Reed subsequently sold the shares to Rochester Capital Partners, LP.

On May 17, 2007, the Company issued 125,000 shares of its restricted commons stock to Morton Reed for accrued salary of $175,000. Mr. Reed transferred these shares to Rochester Capital Partners, LP.

On May 21, 2007, the Company authorized the issuance of 50,000 restricted shares of common stock to Imperial Capital Holdings for the extension of a $30,000 note. The shares were registered pursuant to the SB-2 Registration Statement filed on May 24, 2007 and issued on June 27, 2007.

On June 15, 2007, the Company issued 15,000 restricted shares of its common stock to Terry Gabby our Chief Financial Officer as a bonus for past service contributions.

On July 5, 2007, the board of directors authorized the issuance of 125,000 shares of restricted common stock to Winthrop Couchot pursuant to their agreement to eliminate the fee claim of $313,732. The shares were issued on July 24, 2007.

On July 24, 2007 Imperial Capital Holdings LLC converted their 40,000 shares of Series A Convertible Preferred stock into 80,000 shares of the Company’s common stock.

On October 24, 2007, the Company issued 100,000 restricted shares of its common stock to Davric Corporation for conversion of a $100,000 Note.

On October 24, 2007, the Company issued 7,894 restricted shares of its common stock to Morton Reed for services rendered to the company as a Board Member.

On October 24, 2007, the Company issued 5,263 restricted shares of its common stock to Stanley Weiner for services rendered to the company as a Board Member.

On November 7, 2007, the Company issued 54,541 shares of its common stock to Callahan & Blaine pursuant to an agreement to eliminate the fee claim of $43,633.

On November 7, 2007, the Company issued 24,375 restricted shares of its common stock to Peter Liapis pursuant for conversion of a $19,500 Note.

 On November 12, 2007, the Company issued 500,000 restricted shares of its common stock to Stanley Weiner for conversion of a $500,000 Note. Stanley Weiner is the Company’s Vice President of Finance and a Board member.

On November 19, 2007, the Company issued 125,000 restricted shares of its common stock to J-Bear Investments LLC for conversion of a $100,000 Note.

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

Series “B” Convertible Preferred Stock

Pursuant to the reverse tri-party merger with Global Universal Film Group, Inc., we issued a total of 1,500,000 shares of Series B Convertible Preferred Stock to the stockholder’s of Global Universal. Mr. Rasmussen owned 50% of the shares of Global Universal and also received 750,000 Series B Shares in the merger. Ms. Jackelyn Giroux, President of Global Universal, received 750,000 shares.  In December 2007, we issued an additional 2,490,134 shares of Series B Preferred stock in exchange for the cancellation of $273,915 in debt of Global Universal.  Mr. Rasmussen received 343,227 shares directly in his name, and Rochester Capital Partners received 641,225 shares. Ms. Giroux received 1,505,682 shares directly in her name. The total 3,990,314 shares of our Series B Preferred stock outstanding are convertible into 3,990,134 shares of common stock at anytime.

The rights and preferences of the Series B shares are as follows:

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

Conversion.  Each share of Series B Convertible Preferred Stock is convertible, at the election of the holder, into one (1) share of the Company’s common stock on such date as the majority shareholders of all Series B have elected to effect the Spin-Off transaction; however, the Series B Convertible Preferred Stock shall automatically convert into shares of Common Stock of the Company after twelve (12) months from the date of LitFunding’s acquisition of Global Universal Film Group, regardless of whether or not an election has been made to spin-off Global Universal Film Group. This provision was amended with the filing of an amendment to the designation of rights and preferences of our Series B Preferred with the State of Nevada on December 6, 2007. The conversion into common stock may be made at anytime, without conditions, by the holders of the Series B Preferred stock.

           Voting Rights.  The shares of the Series B Preferred Stock does not have any voting rights.

The business activities of Global Universal did not materialize as planned due to the default of PGH under the PGH Agreements.  Global Universal did acquire the pre-certification tax credit certificates from Louisiana, and did endeavor to develop the slate of films with other potential financing partners.  However, no arrangements have been secured.  The statement that “… since its formation in 1997 [Global Universal] has produced eleven films…” is in error and conflicts with the Company’s disclosures made in its financial filings.  Management’s review of Global Universal’s website (prior to recent changes) did not reveal the presence of such a statement. The website does have a tabbed heading that is titled “PRODUCED”, and invites the viewer to click on a film title for more information. The tabbed heading “PRODUCED” may lead one to believe that Global Universal produced all of the titles. However, if one clicks on any of the eleven films, the information stated is correct; the films were produced and/or directed by officers of Global Universal. Also, Global Universal acquired certain rights to ten of the films directly from Jackelyn Giroux, as she had personally directed and/or produced the films while attached to previous companies, prior to the formation of Global Universal (formed in June of 2004).  The website was recently correct so as not to be misleading. The films are now referenced as “Projects by Management.”

Because we merged into Silver Dollar Productions, not LitFunding. The Transaction and related merger agreement was prepared by the Company’s legal counsel at the time, Donald Stoecklein, Esq. Further, Global Universal had no revenue and it’s assets were less than 10% of the Company’s assets.

The third entity was Silver Dollar Productions, Inc.  Therefore, this was not a reverse acquisition by LitFunding.  Also, the original intent at merger was to spin-off Global Universal from LitFunding Corp, not to become the core business.  The shares received by Global Universal shareholders in the merger were convertible into less than 10% of LitFunding’s outstanding common stock. It was not until late September of 2007, after the former management failed to effect the spin-off, that a change in control took place and new management elected to retain Global Universal as the primary operating business.

Note 11 – Commitments and Contingencies

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

Rent expense for the years ended December 31, 2007, 2006 and 2005 was $44,046, $48,908 and $78,837, respectively.

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

In December of 2006, Global Universal entered into a Deal Memo with Third Coast Digital (“TCD”), a post production company located in Baton Rouge, Louisiana, whereby TCD would provide Global Universal with an office presence in Louisiana and perform services related to post production services on the slate of films to be produced.  TCD also assisted Global Universal in obtaining the pre-certified tax credits and formed three production LLC’s on Global Universal’s behalf in the State of Louisiana.  As consideration for TCD’s services and the provision of office space, the Deal Memo provided that TCD was to receive a post production contract in the amount of $100,000 for each film produced by Global Universal in Louisiana, provided the film’s budget was $3 Million, or greater. If any particular film’s budget was lower than $3 Million, TCD’s fee would be reduced on a pro-rata basis. Additionally, TCD was to receive a profit participation of 1% of the net profits from each film, and would receive appropriate screen credit for their services.

We incured no costs to Global Universal in procuring verbal indications of interest from the agents of Kevin Spacey and Billy Crystal. A formal offer was made to Billy Crystal’s agent and no response has yet been received.  The script for “Mavericks in Toyland” was originally developed by a third party and optioned by Kevin Spacey. Also, there are no ongoing costs, other than the costs we will incur for renewing the three LLC’s formed in Louisiana; Global Universal Film Finance, LLC., and Global Universal Film Productions, LLC. and Global Universal Mavericks in Toyland, LLC.

A Consulting Agreement was entered into on October 26, 2007 with an investor relations firm.  The term of the contract was for three months to be automatically renewed for each successive three-month period, unless either party notified the other in writing to terminate the agreement.  The fee per month was $5,000. On January 24, 2008, the contract was terminated by the Company due to budget constraints.  The total consideration paid was $1,000 and 20,000 shares of common stock, par value $0.001 paid by Rochester Capital Partners valued at $.04 per share.

Contingencies & Litigation

The Company is a defendant in several matters in litigation, many of which are in the normal course of business, including litigation for refunds of funds invested and collection matters. The company believes these suits are without merit, not of a significant amount or nature, and intends to vigorously defend these actions in courts of law.

In connection with the business of LitFunding USA, which was sold by the Company on March 28, 2008 (See Note 14 – Subsequent Events) the Company obtained various judgments for the return of deposits made to attorneys practicing principally in the State of Nevada.  In turn, a judgment was entered against the Company in Clark County, Nevada District Court for attorneys’ fees, in the amount of $30,000, incurred in connection with the obtaining of these judgments.  The Company believes that these judgments are uncollectible and that all liabilities were assured by the Purchaser.

Note 11- Net Income (Loss) Per Share

Net income per share is calculated using the weighted average number of shares of common stock outstanding during the year. Options/Warrants to purchase 25,000. common shares were not considered in the calculation for diluted earnings per share for the years ended December 31, 2007. In accordance with SFAS No. 128, the control number used in determining the dilutive effect of warrants and options is based on operating income, therefore, because the Company experienced a net operating loss as of December 31, 2007 the effect of their inclusion based would be anti-dilutive and hence, were not included.

	2007				2006
	Income (Loss)		Shares	Per Share	Income (Loss)	Shares	Per Share
Net income (loss) before extraordinary item		$(934,629)			$(1,027,947)
Extraordinary item		323,929
Total		$(610,700)			(1,027,947)

Preferred dividends		0			19,993
Income (loss) available to common shares holders	$	(610,700)			$(1,047,940)

Basic earnings (loss) Per Share:
Before extraordinary item		$(934,629)	4,005,251	$(0.23)	$(1,047,940)	1,909,965	$(0.54)
Extraordinary item		323,929	4,005,251	$0.08		1,909,965	$(0.54)

Total		$(610,700)	4,005,251	$(0.15)	$(1,047,940)	1,909,965	$(0.54)

Note 12– Related Party

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

Note 13– Warrants and Options

On January 5, 2006, we granted 30,000 options to purchase shares of our common stock at $1.50 per share to Baldev Singh Grewal for services rendered to the Company.  The options are exercisable for one year.

On March 15, 2006, we issued a two (2) year warrant to purchase 1,000 shares of our common stock at $2.50 per share to David Ciolino for services rendered to the Company.

We granted the CFO of the Company Terry Gabby 500 options in November 2006, exercisable at $4.00 per share and expiring on November 21, 2009. We granted Terry Gabby 500 warrants in November 2006, exercisable at $4.00 per share and expiring on November 27, 2009.

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

Note 14 - Subsequent Events

Divestiture of LitFunding USA

On March 28, 2008, the Company entered into Stock Purchase Agreement with Iscorn, Inc., whereby, effective on March 31, 2008, we divested ourselves of LitFunding USA, Inc., a Nevada corporation, and all of its assets and liabilities. LitFunding USA was a wholly-owned subsidiary of the Registrant and, through its six, wholly-owned subsidiary LLC companies, was engaged in the business of advancing funds to Plaintiffs attorneys on various legal actions, for which it anticipated earning a fee along with the return of such advances upon a favorable outcome of the litigation. The business operations of LitFunding USA, and corresponding liabilities, represented the bulk of the Registrant's former core business operations. As a wholly-owned subsidiary of the Company, LitFunding USA's substantial liabilities were required to be reported on the Company's balance sheet, while the assets, consisting primarily of advances and fees due, contingent upon the successful outcome of litigation, could not be booked due to their uncertainty of collection.

Under the terms of the Stock Purchase Agreement, we received consideration of $500 plus a fifty percent (50%) interest in the net revenues collected from advances and fees conditionally due from various Plaintiffs attorneys, less any and all expenses associated with the collection of such advances, less the amount of the liabilities of LitFunding USA, and less a deduction of fifteen percent (15%) of any gross revenues collected as a reasonable fee for the services of the purchaser, or its agents, for managing the business of LitFunding USA.

Under the terms of the Stock Purchase Agreement, the Company will have no involvement with, or obligations to, the spun-off entity.  In addition, the Company will have no managerial, or other, control over the operations of the disposed entity.  As such, the net revenue sharing arrangement is strictly passive and based upon the historical difficulties in collecting any of these fees no revenues to the Company are expected or projected.

The foregoing description of the terms and conditions of the Stock Purchase Agreement is qualified in its entirety by, and made subject to, the more complete information set forth in the entire Stock Purchase Agreement, a copy of which was filed as an exhibit to our Form 8-K, dated March 28, 2008, and filed on April 8, 2008.