Form 10KSB/A
Global Entertainment Holdings, Inc.
filed 2008-11-06
CIK 1142488

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

Since our inception we have not been profitable and have lost money on both a cash and non-cash basis.  For the year ended December 31, 2007, we incurred net losses before extraordinary gain of $934,629 Our accumulated deficit at the end of December 31, 2007 was $11,858,701. Future losses, before extraordinary gain, are likely to occur, as we are dependent on spending money to pay for our operations. No assurances can be given that we will be successful in reaching or maintaining profitable operations.  Accordingly, we may experience liquidity and cash flow problems.  If our losses continue, our ability to operate may be severely impacted or alternatively we may be forced to terminate our operations.

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

ITEM 7.                       FINANCIAL STATEMENTS

See Index to Financial Statements and Financial Statement Schedules appearing on page 20 through 35 of this Form 10-KSB.

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

Global Entertainment Holdings Inc.
Consolidated Statements of Cash Flow
	For the years ending
	December 31,
	2007	2006		2005

Cash flows from operating activities
Net income (loss)	$-610,700		$-1,027,947	$-3,474,048
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

Note 12- Net Income (Loss) Per Share

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

Note 13– Related Party

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

Note 14– Warrants and Options

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

Note 15 - Subsequent Events

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