Form 10-Q
period 2008-11-14
Global Entertainment Holdings, Inc.
filed 2008-11-14
CIK 1142488

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.  Yes  ☒   No ☐

The number of shares of Common Stock, $0.001 par value, outstanding on August 6, 2008, was 11,812,844 shares.

Transitional Small Business Disclosure Format (check one):  Yes ☐   No ☒

Global Entertainment Holdings Inc.

PART I – FINANCIAL INFORMATION

ITEM 1A.   FINANCIAL STATEMENTS

Global Entertainment Holdings Inc.
Consolidated Balance Sheet

	September 30,	December 31,
	2008	2007
	(unaudited)	(audited)
Assets

Current assets:
Cash and cash equivalents	$51	$2,558
Accounts receivable, net
Due from employees		25,315

Total current assets	51	28,773

Fixed assets, net	20,737	23,479
Total fixed assets	20,737	23,479

Other assets
Book Rights	1,864	1,864
TV Game / Reality Show	8,966	8,966
Film Rights	196,176	189,175
Movies	26,850	26,850
Website Software: Less Amortization	4,500	6,000
Other Assets	18,998	23,170
Security Deposits	500	15,976
Investments	150,350

Total other assets	408,204	256,025

Total assets	$428,992	$308,277

Liabilities and Stockholders' Equity

Liabilities not subject to compromise
Accounts payable	$69,824	$178,312
Accrued expenses	406,046	121,842
Deferred revenue		204,174
Notes payable	241,204	167,004
Investor participation obligations		699,500

Total current liabilities not subject to compromise	717,074	1,166,658

Liabilities subject to compromise

Debentures	40,000	40,000
Total liabilities subject to compromise	40,000	40,000

Total liabilities	757,074	1,206,658

Stockholders' equity:

Series B Convertible preferred stock, par value $0.001,
4,000,000 shares authorized, 3,990,314 shares issued and outstanding	3,990	3,990
Series C Convertible preferred stock par value $0.001
6,000,000 shares authorized, 6,000,000 outstanding	6,000

Common stock, $0.001 par value, 230,000,000 shares
authorized, 11,812,844 and 9,258,511 shares issued and
outstanding at September 30, 2008 and December 31, 2007, respectively	94,382	92,584
Shares authorized & unissued	24,700	17,500
Subscription Payable		-171,000

Additional paid-in capital	11,143,465	10,745,821
Additional paid-in capital Preferred A
Additional paid-in capital Preferred B	271,425	271,425
Accumulated (deficit)	(11,872,044))	(11,858,704))
	328,028))	(898,381))
	$428,992	$308,277

See notes to consolidated financial statements.

Global Entertainment holdings Inc.
Consolidated Statement of Operations
Unaudited

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007

Net Revenue	$-	$19,200	$-		$184,011

Expenses:

General and Administrative expenses	60,149	435,169	389,630		719,877
Financing expense			55,421		70,000
Depreciation & Amortization	171	6,524	8,597		19,269
Total operating expenses	60,320	441,693	453,648		809,146

Net operating (loss)	(60,320)	(422,491)	(453,648)		(625,135)

Other income (expenses):
Other income (expense)	4,294	2,314	1,564		53,947
Interest (expense) net of interest income	(3,218)	(26,843)	(9,808)		(94,099)

Amortization of debt discount	-	-			50,606
Total other income (expenses)	1,076	(24,529)	(8,244)		10,454

Income (Loss) before Gain on Debt Restructuring	(59,244)	(447,020)	(461,898)		(900,701)

Gain on debt restructuring		338,836	26,250		338,836

Income tax (benefit) provision	-	-	-		-

Net Income (loss)	$(59,244)	$(108,184)	$(435,648)	$	((561,865)

Net (loss) per share – basic	$(0.005)	$(0.054)	$(0.043)		$(0.28	0)
Before Extraordinary item	(.005)	(.054)	(.043)		(.280)
Extraordinary item		.040	.002		.105
Total	(.005)	(.013)	(.040)		(.174)

Weighted average number of
common shares outstanding - basic	11,812,844	8,189,912	10,633,372		3,213,155

See notes to consolidated financial statements.

Global Entertainment Holdings Inc.
Consolidated Statement of Cash Flows
Unaudited

	For the Nine months ended
	September 30,
	2008	2007

Cash flows from operating activities
Net income (loss)	$(435,648))	$(275,845)
Adjustments to reconcile net income to net cash
provided by (used in operating activities)
Depreciation and amortization	8,597	19,269
Reserve for unsuccessful resolution of lawsuits
Share-based compensation	220,664	262,900
Changes in assets and liabilities:
Increase (decrease) in account receivables	(900))	(152,393)
Increase (decrease) in other assets	(45,964))	135,311
Increase (decrease) in contingent advances		17,225
Notes receivable	(25,315)	(174,000)
Debt discount
Deferred stock compensation
Increase (decrease) in accounts payable and accrued expenses	158,279	(837,941)
Trade and other claims subject to compromise	(74,200)
Increase (decrease) in deferred revenue		(112,498)
Net cash (used in) operating activities	$(194,487))	(1,217,972)

Cash flows from investing activities:
Purchase of property and equipment
Net cash (used in) investing activities

Cash flows from financing activities:
Cash from issuance of common stock	26,080
Cash from exercise of options & warrants	100
Common stock cancellation
Proceeds from notes payable	83,000
Repayments of notes payable	46,000	1,.39,523
Proceeds from investor participation borrowings
Principal repayments on capital lease obligations
Value of Warrants issued	36,800	189,900
Net cash provided by financing activities	$191,980	1,229,423

Increase (decrease) in cash	(2,507))	11,451
Cash - beginning of period	2,558	1,618
Cash - ending of period	$51	$9,833

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

Fixed Assets
Fixed assets are stated at cost less accumulated depreciation. Depreciation is recorded on a straight-line basis over a period of the shorter of the related applicable lease term or the estimated useful lives of the assets ranging from 3 to 5 years. Depreciation expense for the nine months ending September 30, 2008 and 2007, was $8,597and $19,269 respectively.

Long Term Assets
The Book, TV and Film Rights costs are recorded as assets as required by the AICPA Statement Of Position 00-2. The costs will be amortized using the individual film forecast computation method.

Global Universal Film Group, Inc., purchased the majority of the Books, TV and Movie Rights.  in January, 2006, for approximately $160,000. The total capitalized assets as of September 30, 2008 are $233,856.  The expenditures that are related to specific Film, TV or Book projects are capitalized as a long-term asset.  The capitalized costs will be amortized using the individual film forecast computation method as film revenues are obtained.

Website Software
The Company adheres to the AICPA Statement of Position 98-1 Accounting For The Cost Of computer software Developed or Obtained For Internal Use. During the year 2007 the Company had expenditures of $6,000 for Global Universal film Group Inc. our subsidiary for the development of its website. Software purchased will be amortized over a period of three years straight-line basis. The amortization will begin in the year 2008. As of September 30, 2008, the sum of $1,500 has been amortized for the nine months.

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

On June 17, 2004, a Plan of Reorganization was approved by the Bankruptcy Court. The only remaining bankruptcy liability at September 30, 2008, are $40,000 in principal amount of the Company’s 9% Debentures, which matured on June 30, 2008.

Note 3 – Notes Receivable

None

Note 4 - Contingent Advances

None

Note 5 - Participation Agreements

None

Note 6 - Debentures

During the year ended December 31, 2002, the Company issued $200,000 in principal amount, 5-year, 9% convertible debenture, due January 1, 2007. Included was one debenture due to a related party for $10,000. Interest is due semi-annually on the first day of June and December of each year, commencing June 1, 2003 until fully paid. As part of the plan of reorganization, these debentures were amended with a new maturity of June 30, 2008. In December 2007, the Company converted $150,000 principal amount of the debentures, plus approximately $21,000 in accrued interest, into 171,000 shares of Common Stock.  At September 30, 2008, the Company had debentures outstanding of $40,000, with accrued interest totaling $9,000.

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

Note 7- Debt

Notes payable at September 30, 2008 is comprised of the following:

Note payable to entity, original balance of $19,181. Principal and interest due June 15, 2006. The Note is unsecured.	$9,591

Note payable to entity, original balance $32,187. This note is unsecured.	$6,094

Note payable to entity, original balance of $15,000 due in three monthly installments of $5,000 beginning April 15, 2006. The Note is unsecured.	$10,000

Note payable to entity, original balance of $30,502 due in two monthly installments of $15,251 beginning April 15, 2006. The Note is unsecured.	$10,081

Advances to be converted into notes.	$26,600

Notes payable face amounts totaling $42,500, with various interest rates and due dates. The notes have been verbally extended.	$42,500

Note payable face amount $40,000 , dated May 1, 2008, interest rate 12% due date April 30, 2009.	$40,000

Note payable face amount $20,000, dated May 1,2008, interest rate 12% due date April 30, 2009.	$20,000

Note payable face amount $8,000, dated July 7, 2008, interest rate 12% due date March 31,2009	$8,000

Note payable face amount $4,500, dated July 8, 2008, interest rate 12% due date March 31, 2009	$4,500

Note payable face amount $4,500 date August 19, 2008, interest rate 12% due date March 31, 2009	$4,500

Global Notes with no specified due dates and varying interest rates.	$59,383

Total	$241,204

Note 8 – Stockholders’ Equity

Common Stock – Issued

There was no common stock issued during the quarter ending September 30, 2008.

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

Series “B” Convertible Preferred Stock
On December 6, 2006, pursuant to the terms of a certain reverse tri-party merger with Global Universal Film Group, Inc., dated March 7, 2006 (Merger Agreement), we issued a total of 1,500,000 shares of our Series B, Convertible Preferred Stock ("Series B Stock") to the stockholders of Global Universal. Global Universal became a wholly-owned subsidiary of the Company.  Gary Rasmussen, our CEO, owned 50% of the shares of Global Universal and received 750,000 shares pursuant to the merger. Jackelyn Giroux, President of Global Universal, received 750,000 shares.

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

On October 16, 2006, the Global Universal shareholders elected to spin-off from the Company and the Merger Agreement was amended to provide that if the registration statement was not filed on or before June 30, 2007, then Global Universal would be entitled to a complete refund of the management fee and to effect a private spin-off.  The Company’s former management failed to file the registration statement by June 30, 2007.

In September of 2007, Mr. Rasmussen (a former 50% shareholder of Global Universal prior to the Merger Agreement) was appointed to the Board of Directors and elected CEO of the Company.  At that time, the Company’s debt was in excess of $3 Million and its core business and primary assets were essentially worthless. The former shareholders of Global Universal (now holders of Series B Stock) decided to restructure the Company and remain a part of it rather than effect a spin-off.  Accordingly, the Series B Stock was amended to remove the right to effect a spin-off of Global Universal and a new Series C Convertible Preferred stock was authorized by the Board of Directors and issued to the holders of the Series B Stock to reflect changes agreed to between the Board of Directors and the former shareholders of Global Universal.

In December 2007, we agreed to issue an additional 2,490,134 shares of Series B Stock in exchange for the cancellation of $273,915 in debt of Global Universal. Mr. Rasmussen received 343,227 shares directly in his name, and Rochester Capital Partners received 641,225 shares. Ms. Giroux received 1,505,682 shares directly in her name. However, said shares were not issued by our transfer agent until April 22, 2008.  The total 3,990,314 shares of our Series B Stock outstanding are convertible into 3,990,134 shares of common stock at anytime. The Series B Stock is not affected by any stock splits. A full description of the terms and conditions of the series B Convertible Preferred stock is contained in the Company’s filing on Form 8-K, as filed on December 12, 2007.

Series C Convertible Preferred Stock
In January, 2008, in keeping with the restructuring efforts of the new management team, the Board authorized the issuance of 6,000,000 shares of a non-dilutive, convertible preferred stock entitled, Series C Convertible Preferred Stock (“Series C Stock”). The Series C Stock is non-dilutive and, the initial 6,000,000 shares authorized, will convert into 60% of the Company’s outstanding common stock as calculated immediately after such conversion. On April 4, 2008, the Company filed a Certificate of Designation relating to its Series C Convertible Preferred Stock with the Nevada Secretary of State.  A full description of the terms and conditions of the Series C Preferred Stock is listed as exhibit 3.3, incorporated as a part of this document on Form 10-Q.

Note 9 – Contingencies

The Company is not a party to any litigation as of the date of this quarterly report.

Note 10 – Warrants and Options

During the three months ended September 30, 2008, there were no options or warrants issued

Options and Warrants Exercised
During the nine months ended September 30, 2008, there were no options exercised. There were 100,000 warrants exercised.

The summary of activity for the Company's stock options/warrants is presented below:

	Nine months September 30, 2008	Weighted Average Exercise Price

Options/warrants outstanding at beginning of period	481,675	$2.65
Granted	445,459	$0.39
Exercised	100,000	$.001
Terminated/Expired	309,200	$2.48
Options/warrants outstanding at end of period	517,934	$2.01
Options/warrants exercisable at end of period	517,934	$2.01

Price per share of options outstanding	$0.10-70.00

Weighted average remaining contractual lives	1.56 years

Weighted average fair value of options or warrants granted during the period	$0.22

Note 11 – Related Party Transactions

On September 22, 2008, the Company entered into an Exclusive License Agreement with its Canadian affiliate, Global Universal Pictures, Inc. (“Pictures”), whereby the Company granted a world-wide exclusive license to Pictures to use the work entitled “Blue Seduction” (the “Film”).  The license includes (1) the right to promote the Film throughout the world in all languages and in all distribution markets, including TV, home video, DVD and non-theatrical and theatrical markets, and (2) merchandise rights relating to all goods and services appearing in the Film. The Company owns a thirty percent (30%) equity interest in Pictures.

As a condition to the license, Pictures agreed to credit the Company as the source of the original concept for the Film and Mr. Gary Rasmussen, the Company’s President, as Associate Producer.

Subject to financing of the Film, Pictures agreed to pay the Company an all inclusive one-time fee of (i) U.S. $150,000 and (ii) revenue representing 50% of its “Net Receipts” from the sale of the Film rights.

Also on September 27, 2008, Pictures transferred, through an intermediary Canadian company formed for this purpose, its right to develop, produce and exploit the Film to B & J Pictures, Inc. (“Transferee”), and, on October 2, 2008, the Company agreed to subscribe to CA $150,000 of preferred shares in the share capital of Transferee as its “Producer Investment” in the Film, subject to the closing of a bank loan between National Bank of Canada and Transferee.

The original rights to the Film were acquired by the Company from Ms. Jacqueline Giroux in connection with her employment as President of Global Universal Film Group, a wholly-owned subsidiary of the Company. Ms. Giroux will receive a fee as Producer of the Film directly from B & J Pictures.

As of October 2, 2008, National Bank of Canada agreed to fund approximately $1.1M Canadian for the production of Blue Seduction. The bank financing is contingent upon the bank's receipt of a Completion Bond that will guarantee that the film is actually produced and delivered -- so the bank can collect on certain available tax credits and advances pending.

The Completion Bond Company, Film Finances of Canada, Ltd., requested that the Company provide a guarantee for any amounts that they may lose in connection with the transaction. The contingent liability of the Company is difficult to determine at this time because, in essence, the completion bond company is backing up the bank loan, and the bank loan is structured as a credit facility that provides B & J Pictures with periodic draws in both U.S and Canadian currencies.  The bank agreed to advance up to $613,000 in Canadian dollars (including an interest reserve and costs), and up to $425,000 in U.S. currency

On May 14, 2008, the Company issued 3,000,000 shares of Series C Preferred Stock to Gary Rasmussen, the CEO of Global Entertainment Holdings Inc., and former 50% shareholder of Global Universal Film Group Inc. The shares were issued in consideration for waiving the contractual right of Global Universal Film Group to spin-off from Global Entertainment Holdings at June 30, 2008. The share price issue was at $0.001 par value.

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

Note 12 - Subsequent Events

None

ITEM 1 B.    UNRESOLVED STAFF COMMENTS

On May 21, 2008, we received a comment letter from the staff of the SEC’s Division of Corporation Finance. The comments from the staff were issued with respect to its review of our Form 10-KSB for the fiscal year ended December 31, 2007 (file No. 000-49679), as filed with the SEC on April 17, 2008. The staff comments related to the adequacy of the disclosures relating to:  Item 6, Management’s Discussion and Analysis of Financial Condition and Results of Operations; Item 8A, Controls and Procedures; and our Financial Statements and Notes thereto. The Company has responded to the staff comments and filed an amendment to its Annual Report on Form 10–KSB on November 6, 2008.  The Company believes that it has now adequately responded to all staff comments.

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

  increased competitive pressures from existing competitors and new entrants;
  increases in interest rates or our cost of borrowing or a default under any material debt agreements;
  deterioration in general or regional economic conditions;
  adverse state or federal legislation or regulation that increases the costs of compliance, or adverse findings by a regulator with respect to existing operations;
  loss of customers or sales weakness;
  inability to achieve future sales levels or other operating results;
  the unavailability of funds for capital expenditures and/or general working capital; and
  operational inefficiencies in distribution or other systems.
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

Global Universal plans to develop the business of producing low-budget, genre pictures with recognizable, name talent. Global Universal’s management believes investment risk can be significantly reduced by utilizing Canadian and other territorial  Government tax incentives to off-set up to 40%, or more, of each film’s budget. Additional coverage of between 20% to 25% of a film’s budget can be derived from distributor commitments and/or pre-sales of foreign and/or U.S. rights to a film.  The remaining balance (approx. 35% to 40%) will be obtained from private investment of debt, equity or combination of both.  Management intends to retain revenues generated from one or more territories of each film to provide cash flow for operating expenses.

Current Negotiations

Global Universal is currently in negotiations with several international film distribution companies to produce and distribute a proprietary slate of six or more feature-length films. Under the proposed arrangements with the distribution companies, the Company would be responsible for arranging financing from tax credits, private investment and other sources to provide 100% of the budget required to produce the slate of films. The distribution company will charge a fee that is significantly lower than the industry standard of 25% to 35% for distribution services.

Because of the financing incentives noted above, the risk of investment is reduced considerably and profitability may be possible for a direct-to-video release, followed by pay, cable, satellite, free and syndicated television exhibition.  The Company anticipates that at least one of the films will warrant and receive a theatrical release prior to its video distribution.  There is, of course, no guarantee of a theatrical release for any film that may be produced by the Company, although the Company anticipates that any distribution company it selects will use its “best efforts” to obtain U.S. theatrical release through an “out put” or “first look” arrangement with a major film studio.

Agreement with Image In Media

In April of 2008, Global Universal Film Group (a wholly-owned subsidiary of the Company) acquired a 30% equity interest in Global Universal Pictures, a Canadian corporation formed to develop films in Canada using the Canadian tax incentives and pre-sales to cover a majority of the budgets. Because of various rules pertaining to ownership, Global Universal was limited to 30% of the equity ownership of Global Universal Pictures. The remaining 70% of Global Universal Pictures is owned by Jackelyn Giroux.  See “Financial Statements, Note 11 – Related Party Transactions.”

Global Universal Pictures recently signed a production contract with Image In Media, a Canadian corporation that develops films, and has signed a U.S. distribution agreement with Anchor Bay, a company owned by Liberty Media.  The foreign rights (with the exception of Canada) will be distributed by Starz Media, LLC, which is also owned by Liberty Media. The subject of these agreements is a film entitled “Blue Seduction”, starring Billy Zane and Estella Warren, that is to be produced in partnership with Image In Media. The financing of this film will incorporate Canadian government tax incentive certificates, foreign sales estimates while using a letter of credit as collateral to handle any “shortfalls” that occur during production.  The Company has provided a guarantee to Film Finances of Canada, Ltd., which has provided a completion bond on the film in favor of National Bank of Canada. National Bank of Canada provided partial financing on the film of approximately $1.1 Million (Canadian).

Liberty Media also owns Starz Entertainment, LLC., a premium movie service provider that offers 16 movie channels, including the Starz® and Encore® brands, with approximately 16.3 million and 30.7 million subscribers, respectively.

Results of Operations

The following overview provides a summary of key information concerning our financial results for the third quarter of 2008 and 2007.
Revenues

	Three Months Ended September 30,		Increase (Decrease)
	2008	2007	$	%

Net Revenue	$-	$19,200	$(19,200)	(100%)

Revenue: Total revenue was $ 0 and $19,200 for the three months ended September 30, 2008 and 2007, respectively. The company has divested the operating portion of the company that controls previously funded cases. Our business plan is to move the Company into the movie and TV entertainment business.  As we are in the start up phase of this shift in our core operations, revenues will lag until we can produce our first film product for marketing.

Operating expenses

	Three Months Ended June 30,		Increase (Decrease)
	2008	2007	$	%
General and Administrative expenses	$60,149	$435,169	$(375,020)	(623.4. %)

Depreciation and Amortization	171	6,524	(6,353)	(370.1%)

Total operating expenses	$60,320	$441,693	$(381,373)	(600.3%)

Total operating expenses for the three month period ended September 30, 2008, decreased by $381,373 over the three month period ended September 30, 2007, because of our efforts to maintain reduced costs and all expenditures in General and Administrative expenses. We capitalized $150,000 in expenses during the period that related to the development of a movie script.

Other income (expense)

	Three Months Ended September 30,		Increase (Decrease)
	2008	2007	$	%
Other income
Other income	$4,294	2,314	$1,980	46.1%
Interest (expense)	(3,218)	(26,843)	(23,625)	(734.1%)
Rental income

Total other income (expense)	$1,076	(24,529)	$25,605	79.6%

Other Income was $25,605 higher in the three month period ended September 30, 2008 than the three month period ended September 30, 2007, because we were able to reduce our interest expense by $23,625 over the period ending September 30, 2007.

Net (loss)

	Three Months Ended September 30,		Increase (Decrease)
	2008	2007	$	%

Net (loss) before gain on restructured debt	$(59,244)	(447,020)	$(387,776)	(654.5%)

Our net loss was $387,776 lower in the three month period ended September 30, 2008 as compared to the three months ended September 30, 2007, during the period ending September 30, 2008 we capitalized $150,000 in expenditures that related to the development of a movie script. Interest expense was reduced as compared to the three-month period ending September 30, 2007.   General and Administrative operating expenses for the three months ending September 30, 2008 were substantially reduced compared to the same three month period ending September 30, 2007.

Results of Operations

The following overview provides a summary of key information concerning our financial results for the nine months ended September30, 2008 and 2007.

Revenues

	Nine Months Ended September 30,		Increase (Decrease)
	2008	2007	$	%

Net Revenue	$0	$184,011	$(184,011)	(100%)

Revenue: Total revenue was $ 0 and $184,011 for the nine months ended September 30, 2008 and 2007, respectively. Our decrease in revenue of $184,011 is due to several previously funded cases not settling during the period prior to the divestiture of the operating portion of the litigation funding.  Our business plan is to move the Company into the movie and TV entertainment business.  As we are in the start up phase of this shift in our core operations, revenues will lag until we can produce a film product for marketing.

Operating expenses

	Nine Months Ended September 30,		Increase (Decrease)
	2008	2007	$	%

General and Administrative expenses	$388,630	$719,877	$(330,247)	(84.7%)
Financing expense	55,421	70,000	(14,579)	(20.8%)
Depreciation and Amortization	8,597	19,269	(10,672)	(124.1%)

Total operating expenses	$453,648	809,146	(355,498)	(78.3%)

Total operating expenses for the nine month period ended September 30, 2008, decreased by $355,498 over the nine month period ended September 30, 2007, as management began to implement our new business model of film production we were able to maintain strong cost controls over the expenses, reduce financing expenses and capitalize $150,000 in expenditures relating to the production of a movie script.

Other income (expense)

	Nine Months Ended September 30,		Increase (Decrease)
	2008	2007	$	%
Other income
Other income	1,564	53,947	(52,383)	(3,349.2%)
Interest (expense)	(9,808)	(94,099)	(84,291)	(859.4%)

Amortization of debt discount		50,606	50,606	100%

Total other income (expense)	$(8,244)	10,454	$(18,698)	(226.8%)

Other income was $52,383 lower in the nine month period ended September 30, 2008, than the nine month period ended September 30, 2007, because we were able to negotiate several one time vender and legal fee discounts in the period ending September 30, 2007.

Our interest expense was $84,291 lower in the nine month period ended September 30, 2008, than the nine month period ended September 30, 2007, because we decreased short term interest bearing debt.

Net (loss)

	Nine Months Ended September 30,		Increase (Decrease)
	2008	2007	$	%

Net (loss) Before Gain on Debt Restructuring	$(461,898)	(900,701)	$(438,803)	(94.9%)

Our net loss was $439,803 lower in the nine month period ended September 30, 2008, as compared to the nine months ended September 30, 2007, because we were able to maintain our cost cutting efforts during this period of our transition from litigation financing to film production. In the third quarter ending September 30, 2008 the company developed it’s first movie script, capitalizing the $150,000 costs for the production of the script.

Operation Plan

During the next twelve months we plan to focus our efforts on raising capital to cover our basic operating needs, and to develop, finance and produce feature films.

We had minimal  cash on hand as of September 30, 2008, and, additional funds will be required to satisfy our working capital requirements for the next twelve months. Our plan of operation includes the use of our Equity Investment Agreement with Imperial Capital to provide for sufficient capital to sustain operations. During May and June, 2008, we issued our first series of Puts to Imperial for a gross amount of $40,000.

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

As of September 30, 2008, our cash balance was $51. Our plan for satisfying our cash requirements for basic operations over the next 12 months entails the sale of our securities pursuant to our Equity Investment Agreement with Imperial Capital, and to private individuals or institutions, or third party financing, and/or traditional bank financing. We intend to make appropriate plans to insure sources of additional capital in the future to fund growth and expansion through additional equity or debt financing or credit facilities. No assurance can be made that such financing would be available, and if available it may take either the form of debt or equity.  In either case, the financing could have a negative impact on our financial condition and our Stockholders.

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

Since our inception we have not been profitable and have lost money on both a cash and non-cash basis.  For the nine months ended September 30, 2008, we incurred net losses before gain on debt restructuring of $461,898. Our accumulated deficit at the end of September 30, 2008, was $11,872,044. Future losses are likely to occur, as we are dependent on spending money to pay for our operations. No assurances can be given that we will be successful in reaching or maintaining profitable operations.  Accordingly, we may experience liquidity and cash flow problems.  If our losses continue, our ability to operate may be severely impacted or alternatively we may be forced to terminate our operations.

We are subject to a working capital deficit, which means that our current assets on September 30, 2008, were not sufficient to satisfy our current liabilities and, therefore, our ability to continue operations is at risk.

We had a working capital deficit for the nine months ended September 30, 2008, which means that our current liabilities exceeded our current assets on September 30, 2008, by $717,023.  Current assets are assets that are expected to be converted to cash within one year and, therefore, may be used to pay current liabilities as they become due.  Our working capital deficit means that our current assets on September 30, 2008, were not sufficient to satisfy all of our current liabilities on September 30, 2008.  If our ongoing operations do not begin to provide sufficient profitability to offset the working capital deficit, we may have to raise capital or debt to fund the deficit or curtail future operations.

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

The market price of our common stock may fluctuate significantly and violently in response to a number of factors, some of which are beyond our control.  These factors include:

  Government regulatory action affecting our services or competitor’s services;
  Actual or anticipated fluctuations in operating results;
  The loss of key management or other personnel;
  The loss of major customers;
  The outcome of any future litigation;
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

ITEM 4.  CONTROLS AND PROCEDURES (SEE NOTES)

The Company’s management under the supervision and with the participation of the Company’s Chief Executive Officer( the “CEO”) and Chief Financial Officer (the “CFO”), performed an evaluation of the effectiveness of the design, maintenance and operation of the Company’s disclosure controls and procedures of September 30, 2008. Based on the evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective. There have been no significant changes in the Company’s internal controls or in other factors that materially affected, or would reasonably be likely to materially affect the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

The Company is not currently a party to any litigation.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered equity securities during the quarter ending September 30, 2008.

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

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

On September 27, 2008, the Company entered into an Exclusive License Agreement with its Canadian affiliate, Global Universal Pictures, Inc. (“Pictures’) whereby the Company granted a world-wide exclusive license to Pictures to use the work entitled “Blue Seduction” (the “Film”).  The license includes (1) the right to promote the Film throughout the world in all languages and in all distribution markets, including TV, home video, DVD and non theatrical and theatrical markets and (2) merchandise rights relating to all goods and services appearing in the Film. The Company owns a thirty percent (30%) equity interest in Pictures.

As a condition to the license, Pictures agreed to credit the Company as the source of the original concept for the Film and Mr. Gary Rasmussen, the Company’s President, as Associate Producer.

Subject to financing of the Film, Pictures agreed to pay the Company an all inclusive one-time fee of (i) U.S. $150,000 and (ii) revenue representing 50% of its “Net Receipts” from the sale of the Film rights.

Also on September 27, 2008, Pictures transferred, through an intermediary Canadian company formed for this purpose, its right to develop, produce and exploit the Film to B & J Pictures, Inc. (“Transferee”), and, on October 2, 2008, the Company agreed to subscribe to CA $150,000 of preferred shares in the share capital of Transferee as its “Producer Investment” in the Film, subject to the closing of a bank loan between National Bank of Canada and Transferee.

The original rights to the Film were acquired by the Company from Ms. Jacqueline Giroux in connection with her employment as President of Global Universal Film Group, a wholly-owned subsidiary of the Company. Ms.Giroux will receive a fee as Producer of the Film directly from B & J Pictures.

As of October 2, 2008, National Bank of Canada agreed to fund approximately $1.1M Canadian for the production of Blue Seduction. The bank financing is contingent upon the bank's receipt of a Completion Bond that will guarantee that the film is actually produced and delivered -- so the bank can collect on certain available tax credits and advances pending.

The Completion Bond Company, Film Finances of Canada, Ltd., requested that the Company provide a guarantee for any amounts that they may lose in the transaction. The contingent liability of the Company is difficult to determine at this time because, in essence, the completion bond company is backing up the bank loan, and the bank loan is structured as a credit facility that provides B & J Pictures with periodic draws in both U.S and Canadian currencies.  The bank agreed to advance up to $613,000 in Canadian dollars (including an interest reserve and costs), and up to $425,000 in U.S. currency.

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

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL ENTERTAINMENT HOLDINGS, INC.
(Registrant)
Date: November 14, 2008	By:	/s/ Terry Gabby
Name Terry Gabby, Chief Financial Officer
Title (On behalf of the registrant and as principal accounting officer)