Form 10-Q/A
period 2008-09-30
Global Entertainment Holdings, Inc.
filed 2009-03-12
CIK 1142488

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

Amendment No. 1

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

Global Entertainment Holdings Inc.

EXPLANATORY NOTE

Global Entertainment Holdings Inc. (the "Company") is hereby amending its filed Form 10-QSB for the quarter ended September 30, 2008. This amendment is being filed to restate the consolidated financial statements for the three and nine months ended September 30, 2008 to reclassify Other Long Term Assets by removing the Investment account in the Other assets section of the consolidated balance sheet by $150,350 and to include $150,350 in the consolidated balance sheet asset account Film Rights. The $150,350 is related to script development that is capitalized and is to be used to be invested in a movie production partnership as an equity investment. This investment was prematurely recorded as an investment in the companies third quarter ended September 30, 2008.

After discussions with key members of management it was determined the consolidated financial statements for the period ending September 30, 2008 should be restated to correct the reclassification of Long Term Assets.  The impact has been made on the financial statements on page 3, Item 3 (page 7),  and Note 1 (page 8).  As a result of this correction, management has revised its disclosures over controls and procedures in Part I, Item 4 to indicate there was a material weakness in internal controls during the third quarter of 2008 related to the review and reporting controls of Long Term Assets. Management has also disclosed its remediation plans over this material weakness in internal controls in Item 4.

PART I – FINANCIAL INFORMATION

ITEM 1A.   FINANCIAL STATEMENTS

Global Entertainment Holdings Inc.
Consolidated Balance Sheet

	September 30,	December 31,
	2008	2007
	(unaudited)	(audited)
Assets

Current assets:
Cash and cash equivalents	$51	$2,558
Accounts receivable, net
Due from employees		25,315

Total current assets	51	28,773

Fixed assets, net	20,737	23,479
Total fixed assets	20,737	23,479

Other assets
Book Rights	1,864	1,864
TV Game / Reality Show	8,966	8,966
Film Rights	346,176,	189,175
Movies	26,850	26,850
Website Software: Less Amortization	4,500	6,000
Other Assets	18,998	23,170
Security Deposits	500	15,976
Investments	150,350

Total other assets	408,204	256,025

Total assets	$428,992	$308,277

Liabilities and Stockholders' Equity

Liabilities not subject to compromise
Accounts payable	$69,824	$178,312
Accrued expenses	406,046	121,842
Deferred revenue		204,174
Notes payable	241,204	167,004
Investor participation obligations		699,500

Total current liabilities not subject to compromise	717,074	1,166,658

Liabilities subject to compromise

Debentures	40,000	40,000
Total liabilities subject to compromise	40,000	40,000

Total liabilities	757,074	1,206,658

Stockholders' equity:

Series B Convertible preferred stock, par value $0.001,
4,000,000 shares authorized, 3,990,314 shares issued and outstanding	3,990	3,990
Series C Convertible preferred stock par value $0.001
6,000,000 shares authorized, 6,000,000 outstanding	6,000

Common stock, $0.001 par value, 230,000,000 shares
authorized, 11,812,844 and 9,258,511 shares issued and
outstanding at September 30, 2008 and December 31, 2007, respectively	94,382	92,584
Shares authorized & unissued	24,700	17,500
Subscription Payable		(171,000)

Additional paid-in capital	11,143,465	10,745,821
Additional paid-in capital Preferred A
Additional paid-in capital Preferred B	271,425	271,425
Accumulated (deficit)	(11,872,044)	(11,858,704)
	(328,028)	(898,381)
	$428,992	$308,277

See notes to consolidated financial statements.

Global Entertainment holdings Inc.
Consolidated Statement of Operations
Unaudited

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007

Net Revenue	$-	$19,200	$-	$184,011

Expenses:

General and Administrative expenses	60,149	435,169	389,630	719,877
Financing expense			55,421	70,000
Depreciation & Amortization	171	6,524	8,597	19,269
Total operating expenses	60,320	441,693	453,648	809,146

Net operating (loss)	(60,320)	(422,491)	(453,648)	(625,135)

Other income (expenses):
Other income (expense)	4,294	2,314	1,564	53,947
Interest (expense) net of interest income	(3,218)	(26,843)	(9,808)	(94,099)

Amortization of debt discount	-	-		50,606
Total other income (expenses)	1,076	(24,529)	(8,244)	10,454

Income (Loss) before Gain on Debt Restructuring	(59,244)	(447,020)	(461,898)	(900,701)

Gain on debt restructuring		338,836	26,250	338,836

Income tax (benefit) provision	-	-	-	-

Net Income (loss)	$(59,244)	$(108,184)	$(435,648)	$(561,865)

Net (loss) per share – basic	$(0.005)	$(0.054)	$(0.043)	$(0.280)
Before Extraordinary item	(.005)	(.054)	(.043)	(.280)
Extraordinary item		.040	.002	.105
Total	(.005)	(.013)	(.040)	(.174)

Weighted average number of
common shares outstanding - basic	11,812,844	8,189,912	10,633,372	3,213,155

See notes to consolidated financial statements.

Global Entertainment Holdings Inc.
Consolidated Statement of Cash Flows
Unaudited

	For the Nine months ended
	September 30,
	2008	2007

Cash flows from operating activities
Net income (loss)	$(435,648)	$(275,845)
Adjustments to reconcile net income to net cash
provided by (used in operating activities)
Depreciation and amortization	8,597	19,269
Reserve for unsuccessful resolution of lawsuits
Share-based compensation	220,664	262,900
Changes in assets and liabilities:
Increase (decrease) in account receivables	(900)	(152,393)
Increase (decrease) in other assets	(45,964)	135,311
Increase (decrease) in contingent advances		17,225
Notes receivable	(25,315)	(174,000)
Debt discount
Deferred stock compensation
Increase (decrease) in accounts payable and accrued expenses	158,279	(837,941)
Trade and other claims subject to compromise	(74,200)
Increase (decrease) in deferred revenue		(112,498)
Net cash (used in) operating activities	$(194,487)	(1,217,972)

Cash flows from investing activities:
Purchase of property and equipment
Net cash (used in) investing activities

Cash flows from financing activities:
Cash from issuance of common stock	26,080
Cash from exercise of options & warrants	100
Common stock cancellation
Proceeds from notes payable	83,000
Repayments of notes payable	46,000	1,.39,523
Proceeds from investor participation borrowings
Principal repayments on capital lease obligations
Value of Warrants issued	36,800	189,900
Net cash provided by financing activities	$191,980	1,229,423

Increase (decrease) in cash	(2,507)	11,451
Cash - beginning of period	2,558	1,618
Cash - ending of period	$51	$9,833

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

Global Universal Film Group, Inc., purchased the majority of the Books, TV and Movie Rights.  In January, 2006, for approximately $160,000. The total capitalized assets as of September 30, 2008 are $388,356.  The expenditures that are related to specific Film, TV or Book projects are capitalized as a long-term asset.  The capitalized costs will be amortized using the individual film forecast computation method as film revenues are obtained.

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

Series “B” Convertible Preferred Stock
On December 6, 2006, pursuant to the terms of a certain reverse tri-party merger with Global Universal Film Group, Inc., dated March 7, 2006 (Merger Agreement), we issued a total of 1,500,000 shares of our Series B, Convertible Preferred Stock (“Series B Stock”) to the stockholders of Global Universal. Global Universal became a wholly-owned subsidiary of the Company.  Gary Rasmussen, our CEO, owned 50% of the shares of Global Universal and received 750,000 shares pursuant to the merger. Jackelyn Giroux, President of Global Universal, received 750,000 shares.

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

Note 10 – Warrants and Options

During the three months ended September 30, 2008, there were no options or warrants issued.

Options and Warrants Exercised
During the nine months ended September 30, 2008, there were no options exercised. There were 100,000 warrants exercised.

The summary of activity for the Company's stock options/warrants is presented below:

	Nine months
	September 30, 2008
		Weighted Average Exercise Price

Options/warrants outstanding at beginning of period	481,675	$2.65
Granted	445,459	$0.39
Exercised	100,000	$.001
Terminated/Expired	309,200	$2.48
Options/warrants outstanding at end of period	517,934	$2.01
Options/warrants exercisable at end of period	517,934	$2.01

Price per share of options outstanding	$0.10-$70.00

Weighted average remaining contractual lives	1.56 years

Weighted average fair value of options or warrants granted during the period	$0.22

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

Note 12 - Subsequent Events

None

Note 13

Restatement Quarterly Financial Information

As discussed in the notes to the quarterly consolidated financial statements, the Company has restated its previously issued quarterly financial statements for the quarter ended September 30, 2008 to reflect the reclassification of Long Term Assets.  The reclassification of Investment to film Rights.

The impact on the consolidated balance sheet ended September 30, 2008 is presented in this note 13  to the consolidated financial statement and presented below.

Consolidated Balance Sheet	As Previously	Restatement	As Restated
As of September 30, 2008	Reported	Amount

Other Assets

Film rights	196,176	150,350	346,526

Investments	150,350	(150,350)	0

Restatement for Correction of Error

As discussed in the notes to the quarterly consolidated financial statements, the Company has restated its previously issued quarterly financial statements for the quarter ended September 30, 2008 to reflect the reclassification of Long Term Assets.  The reclassification of Investment to film Rights.

The impact on the consolidated balance sheet ended September 30, 2008 is presented in this note 13  to the consolidated financial statement.

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

Operating expenses

	Three Months Ended September 30,		Increase (Decrease)
	2008	2007	$	%

General and Administrative expenses	$60,149	$435,169	$(375,020)	(623.4. %)

Depreciation and Amortization	171	6,524	(6,353)	(370.1%)

Total operating expenses	$60,320	$441,693	$(381,373)	(600.3%)

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

The market price of our common stock may fluctuate significantly and violently in response to a number of factors, some of which are beyond our control.  These factors include:

·      Government regulatory action affecting our services or competitor’s services;
·      Actual or anticipated fluctuations in operating results;
·      The loss of key management or other personnel;
·      The loss of major customers;
·      The outcome of any future litigation;
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

ITEM 4.  CONTROLS AND PROCEDURES (SEE NOTES)

The Company’s management under the supervision and with the participation of the Company’s Chief Executive Officer( the “CEO”) and Chief Financial Officer (the “CFO”), performed an evaluation of the effectiveness of the design, maintenance and operation of the Company’s disclosure controls and procedures of September 30, 2008. Based on the evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were not effective.  There has been a significant change in the Company's internal controls with the addition of legal councel for an outside review of disclosures and disclosure controls.  Their have been no other changes in the Company’s internal controls or in other factors that materially affected, or would reasonably be likely to materially affect the Company’s internal control over financial reporting.

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

The Completion Bond Company, Film Finances of Canada, Ltd., requested that the Company provide a guarantee for any amounts that they may lose in the transaction. The contingent liability of the Company is difficult to determine at this time because, in essence, the completion bond company is backing up the bank loan, and the bank loan is structured as a credit facility that provides B & J Pictures with periodic draws in both U.S and Canadian currencies.  The bank agreed to advance up to $613,000 in Canadian dollars (including an interest reserve and costs), and up to $25,000 in U.S. currency.

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

GLOBAL ENTERTAINMENT HOLDINGS, INC. (Registrant)

March 11, 2009	By:	/s/ Terry Gabby
Terry Gabby
Chief Financial Officer