Form 10-K/A
Global Entertainment Holdings, Inc.
filed 2009-03-26
CIK 1142488

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
Form 10-KSBA
Amendment No.2

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
(702) 451-6297

Securities registered under Section 12(b) of the Exchange Act:  None

Securities registered under Section 12(g) of the Exchange Act:
Common Stock, $0.001 par value
(Title if Class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  [ ]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [ ] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.   [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [ ]  No [ ]

The issuer’s revenues for its most recent fiscal year ended December 31, 2007- $216,089.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and ask price as of March 31, 2008, was approximately $325,750 based on a share value of $0.09.

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15 (d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.  Yes [ ] No [ ]

The number of shares of Common Stock, $0.001 par value, outstanding on March 31, 2008, was 9,429,511.

Transitional Small Business Disclosure Format (check one):  Yes [ ] No [ ]

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

EXPLANATORY NOTE

Global Entertainment Holdings Inc. (the "Company") is hereby amending its filed Form 10-KSB for the year ended December 31, 2007. This amendment is being filed to restate the annual Consolidated Financial Statements for the twelve months ended December 31, 2007 to increase in the Allowance for Bad Debts for Accounts Receivables by  $159,838 and the Reserve for Contingent Advances by $373,025. The Consolidated Balance Sheet was also adjusted to properly classify Book Rights, TV Game/ Reality shows and Film Rights from Other Assets amounting to $179,155 and $20,850 in related expenses into Long Term Assets.  Movie expenditures of $26,850 and Website expenditures of $6,000 that were expensed were also capitalized. The net decrease in Total Assets is $479,163.  General and Administrative expenses for the period were increased by $532,863 to reflect the increases in Bad Debts and the Contingent Advances Reserve and  $60,700 of General and Administrative expenses were reclassified as Long Term Assets. The net increase to the Net Operating Loss is $471,514.  The Net Loss before Income Taxes increased $511,666 to $610,700 adjusted for a clerical error of  $(40,152).

After discussions with key members of management it was determined the Consolidated Financial Statements for the period ending December 31, 2007 should be restated to correct the reclassification of Long Term Assets, General and Administrative expenses and the misstatement of the Net Loss Before Income Taxes.   The impact on Net Loss is an increase of $511,666 and an increase in Total Deficit in Stockholders Equity of $479,163. Subsequently, management engaged an outside law firm   to implement oversight controls to ensure that keying errors are detected and corrected during future reporting periods. The impact on net loss and other performance figures and ratios have been made on the financial statements on pages 22 through 25, Item 3 (page 7), Note 1 (pages 26 and 27), and Note 6 (pages 29).  As a result of these corrections, management has revised its disclosures over controls and procedures in Part I, Item 8.A to indicate there was a material weakness in internal controls during the end of 2007 related to the review and reporting controls. Management has also disclosed its remediation plans over this material weakness in internal controls in Item 8.A.

The Company has also revised its Form 10-KSB:

•
To include Managements’ Report on Internal Control over Financial Reporting, as required by Exchange Act Rules 13a-15 and 15d-15 and the Company’s assessment and conclusion as to the effectiveness of the Company’s internal control over financial reporting, as required by Item 308T(a) of Regulation S-K, which were previously omitted from our Form 10-KSB; and

•
To revise the Principal Executive Officer and Principal Financial Officer certifications to include the introductory language of paragraph 4 and the language of paragraph 4(v) of Item 601(b)(31) of Regulation S-K.

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

Starz Media, LLC is owned by Liberty Media, which also owns Starz Entertainment, LLC. Starz is a premium movie service provider that offers 16 movie channels, including the Starz® and Encore® brands, with approximately 16.3 million and 30.7 million subscribers, respectively.

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

A “specialty” picture currently in joint pre-production with Global Universal and Image In Media, is titled “FRAIL.” A British international distribution company has provided estimated foreign sales for FRAIL, sufficient to recover its entire budget.  Using these estimated sales, combined with the Canadian and U.K. Government Tax incentives, it is likely that FRAIL will be “in profit” before all of the rights to the film are sold.

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

Since our inception we have not been profitable and have lost money on both a cash and non-cash basis.  For the year ended December 31, 2007, we incurred net losses before extraordinary gain of $934,629. Our accumulated deficit at the end of December 31, 2007 was $11,858,701. Future losses, before extraordinary gain, are likely to occur, as we are dependent on spending money to pay for our operations. No assurances can be given that we will be successful in reaching or maintaining profitable operations.  Accordingly, we may experience liquidity and cash flow problems.  If our losses continue, our ability to operate may be severely impacted or alternatively we may be forced to terminate our operations.

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

On December 7, 2007, the holders of our Series B Convertible Preferred stock voted unanimously to: (1) delete section 5©, thereby removing the automatic conversion feature (whereby the Series B Preferred stock would automatically convert to common stock one year after issuance), and (2) amend section 8 and delete section 9 in order to clarify the effect of any stock split, including that approved on November 21, 2007. Votes for: 1,500,000, or 100% of the class.

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

Results of Operations

The following overview provides a summary of key information concerning our financial results for the years ended December 31, 2007 and 2006.

Revenues
	Year Ended December 31,		Increase (Decrease)
	2007	2006		$	%
Net Revenue	$216,089	$644,040	$(427,951)		66%)

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

Operating expenses
	Year Ended December 31,		Increase (Decrease)
	2007	2006		$		%
Reserve for unsuccessful resolution of lawsuits			$35,200
General and administrative expenses	1,014,565	1,659,845	(645,280)		(38.8%)
Consulting fees – related party			8,301		-
Financing expense	70,000	45,906	24,094		52	%-
Depreciation and amortization	26,001	23,558	2,443		10%
Preferred stock dividend		19,993			-

Total operating expenses	854,823	$1,749,302	$(854,823)		(48.8%)

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

ITEM 8A.             CONTROLS AND PROCEDURES

We conducted an evaluation, with the participation of Gary Rasmussen, our current Chief Executive Officer, and Terry Gabby, our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of December 31, 2007, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, Messrs. Rasmussen and Gabby have concluded that as of December 31, 2007, our disclosure controls and procedures were not effective at the reasonable assurance level, primarily due to (1) our inability to timely file this report on Form 10-KSB within the time frame prescribed by the Securities and Exchange Commission; (2) management’s failure to provide its report on internal control over financial reporting in the originally filed Form 10-KSB..

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

The Company had engaged the securities law firm of Trombly Business Law Center in Boston, MA, to assist us in preparing corporate documents, filing the required corporate documents with the appropriate regulatory agencies, both state and federal and reviewing the September 30, 2007 10-QSB during the third and fourth quarter of 2007.   Due to the lack of sufficient funding, the law firm was unwilling to continue providing services, and we were unable to maintain the engagement to utilize their assistance needed in preparing our Form 10KSB for the period ended December 31, 2007. We are pursuing various avenues of financing to sustain an accounting staff and the necessary outside support services to enhance timely filings of our reports. On June 27, 2008, the Company engaged an outside law firm to assist it in complying with applicable regulations.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting of the Company.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate. With the company’s small size, limited resources and limited number of employees Managment has determined that the company's internal control system is impaired due to the lack of segregation of functions in the performance of managment and accounting duties.

Management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our internal control over financial reporting as of December 31, 2007 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, because of the Company’s limited resources and limited number of employees, management concluded that, as of December 31, 2007, our internal control over financial reporting is not effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with the U.S. generally accepted accounting principles.  These material weaknesses in disclosure controls and procedures contributed to the restatement of financial statements for the year ended December 31, 2007 because, during a period of transition in management and business model, the Company did not have in place a management team with sufficient expertise or depth to properly test and categorize assets which were listed on the Balance Sheet.  For instance, “contingent advances” which were associated with the former business model of advancing funds to pursue litigation, were not sufficiently tested to determine the likelihood of collection.  Current management determined, in the course of an in depth analysis that the cost of collection far exceeded the amounts owed and that pursuit of judgments or collection of advances was nearly possible.

Management has abandoned its former business model and does not therefore believe that its current business, after taking into consideration its current controls and procedures could result in a reoccurrence of the material weaknesses which occurred with respect to the 2007 financial statements.

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

Terry Gabby.  Mr. Gabby has served as Chief Financial Officer and Treasurer of the Company since July 1, 2005.  Mr. Gabby has over 30 years’ experience in executive management, auditing and finance. As the senior auditor for a regional audit firm, Seidman & Seidman CPA's, he was the senior in charge of audits for several publicly held companies in the casino and manufacturing industries. From 1981 to 1991, Mr. Gabby was the corporate director of internal audit for Sahara Resorts, Inc., a publicly traded company with several gaming subsidiaries and time-share properties. As a consultant for various clients, Mr. Gabby has developed and implemented financial accounting systems, internal control systems and participated in establishing review procedures for compliance testing as required under the Sarbanes-Oxley Act. The past seven years, Mr. Gabby has held the executive positions of Chief Financial Officer and Controller for several large tribal gaming enterprises located in several state jurisdictions. These enterprises were business start-ups requiring loan acquisitions, funding distributions, construction cost control and the development of financial reporting systems. Mr. Gabby earned his Bachelor of Science degree in accounting from the University of Nevada, Las Vegas College of Business Administration in 1973. Mr. Gabby will receive a salary of $55,000 annually, and will receive a signing bonus of 10,000 options to purchase shares of the Registrant's common stock at $0.41 per share. Mr. Gabby is not an officer or director of any reporting company.

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

From 2000 through present, Ms. Perfili has been actively involved as a producer and consultant in the entertainment industry, and was also a director and consultant for a publicly-held, Voice Over Internet company.  In 2006, Virginia Perfili organized Freelance Filmworks, LLC, and served as the Executive Producer of its current feature film, tentatively entitled “ROUNDS”, which is presently in post production.

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

Gary Rasmussen

Mr. Rasmussen has not yet entered into a written employment agreement with the Company. However, the Board of Directors authorized compensation and benefits for him that are commensurate with those provided to his predecessor, Morton Reed. Therefore, the Company has accrued a salary base of $252,000 per annum. Mr. Rasmussen elected to waive any salary, or accrual thereof, for the fiscal year ending December 31, 2007.

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

___
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

GLOBAL ENTERTAINMENT HOLDINGS, INC.

Date: March 23,2009	By:	/s/ Gary Rasmussen
Name Gary Rasmussen
Title CEO

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

GLOBAL ENTERTAINMENT HOLDINGS, INC.

Date: March 23,2009	By:	/s/ Gary Rasmussen
Name Gary Rasmussen
Title CEO & Chairman

GLOBAL ENTERTAINMENT HOLDINGS, INC.

Date: March 23, 2009	By:	/s/ Terry Gabby
Name Terry Gabby
Title Chief Financial Officer

GLOBAL ENTERTAINMENT HOLDINGS, INC.

Date: March 23, 2009	By:	/s/ Stanley Weiner
Name Stanley Weiner
Title VP Finance, Director

GLOBAL ENTERTAINMENT HOLDINGS, INC.

Date: March 23, 2009	By:	/s/ Virginia Perfili
Name Virginia Perfili
Title Director

TABLE OF CONTENTS
PAGES

Lawrence Scharfman & Co., CPA, P.C.
Certified Public Accountants

18 E SUNRISE HIGHWAY,#201	9608 HONEY BELL CIRCLE
FREEPORT, NY11520	BOYNTON BEACH FL, 33437

TELEPHONE:(516) 771-5900	TELEPHONE:(561) 733-0296
FACSIMILE: (516771-2598	FACSIMILE: (561) 470-0613

Board of Directors Global Entertainment Holdings, Inc. 1516 East Tropicana Ave. Ste 245 Las Vegas Nevada 89119

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheet of Global Entertainment Holdings, Inc., and subsidiaries as of December 31, 2007 and the related consolidated statements of operations, stockholders equity and cash flows for each of the two years in the period ended December 31, 2007. These financial statements are the responsibility of management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Global Entertainment Holdings as of December 31, 2007 and the results of operations and its cash flows for each of the two years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As disclosed in the consolidated financial statements and notes to the consolidated financial statements, the Company will need additional working capital for its planned activity and to service its debt. This raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding these matters are described in the notes to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

March 23, 2009
Boynton Beach FL
Yours Truly,

/s/ Lawrence Scharfrnan CPA

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
		(898,381)

		$308,277

Global Entertainment Holdings, Inc.
Consolidated Statement of Operations

			2007	2006

Net Revenue			$216,089	$644,040

Expenses:

	General and administrative expenses		1,014,565	1,659,845
	Consulting Fees – related party

	Financing expense		70,000	45,906
	Depreciation & Amortization		26,001	23,558
	Preferred stock dividend			19,993
		Total operating expenses	1,110,566	1,749,302

Net operating (loss)			(894,477)	(1,105,262)

Other income (expenses):
	Other income		53,947	10,000
	Interest expense		(94,099)	(62,685)
	Rental Income
	Amortization of debt discount			130,000
		Total other income (expenses)	(40,152)	77,315

Loss	before	reorganization items	(934,629)
Extraordinary	gain	and income taxes
Bad Debt in	connection	with share issuance
Gain on debt restructure			323,929
Loss before extraordinary gain and income taxes

Income (Loss) before Income taxes			(610,700)	1,027,947

	Net Income (loss)		$(610,700)	$1,027,947
Basic Earnings (loss) per share:			(0. 23)	(0.54)
Before Extraordinary item			(0.23)	(0.54)
Extraordinary	item		0.08
Total			(0.15)	(0.54)

Weighted average number of common shares outstanding:
	Basic		4,005,251	1,909,965

Statements of Changes in Stockholders' Equity
					Consolidated Statement of Stockholders' Equity

	Common Stock		Preferred Stock			Preferred Stock
				A			B		Paid in	Paid in	Subscription	Shares Authorized	Accumulated	Total Stockholders
	Shares	Amount	Shares		Amount	Shares		Amount	Capital	Capital	Payable	Unissued	(Deficit)	Equity

Balance, December 31, 2004	1,122,006	11,221	-		-				4,611,310		-		(6,225,276)	(1,602,745)

shares issued for cash	227,195	2,292	800,000		800				1,136,608		-		-	1,136, 608
Shares authorized & unissued									327,139		-		-	327,139
Shares issued for services	75,750	757	-		-				415,705		-		-	415,705
Shares issued in settlement	15,788	157	-		-				67,236		-		-	67,236
Shares issued in settlement of notes	60,000	600	-		-				647,891		-		-	647,891
Shares issued in lieu of interest	7,500	75	-		-				38,675		-		-	38,675
Warrants and Options issued	-	-	-		-				739,979		-		-	739,979
Warrants and Options exercised	66,500	665	-		-				32,335		-		-	32,335
Options exercised - related party	45,000	450	-		-				44,550		-		-	44,550
Subscription payable	-	-	-		-				-		327,139		-	327,139
Net (loss) for the year ended													(3,972,043)	(3,972,043)

Balance, December 31, 2005	1,621,740	$16,217	800,000		$800				$8,061,428		327,139		$(10,197,319)	($1,791,735)

Shares issued for cash	126,533	1,265							145,268					145,268
Shares issued for investment	1,500	15							3,580					3,580
Shares authorized & unissued									327,139					327,139
Shares issued for services	734,989	7,350							378,826					378,826
Shares issued in settlement of debt	140,660	1,407							256,997					256,997
Shares issued for preferred dividend	9,600	96							9,024					9,024
Shares issued in settlement of notes	200,000	2,000							198,000					198,000
Shares issued for financing	70,400	704							65,176					65,176
Shares issued in lieu of interest	1,466	15							1,452					1,452
Share issued in exchange of preferred	80,000	800	(400,000)						99,200					99,200
Warrants and options issued	32,000	320							35,207					35,207

Warrants and Options exercised	65,000	650							3,600					3,600
Shares Cancelled	(185,000)	(1,850)	400,000		(4000)				(933,918)					(933,918)
Options exercised – related party									4,425					4,425
Subscription payable											-322,139

Net (Loss)														(1,027,947)
For the year ended
December 31,2006
Balance, December 31,2006	2,898,890	28,988							8,655,403				(11,248,000)	(2,479,324)

Shares authorized & unissued											(171,000)			(171,000)
Shares authorized & unissued									17,500			17,500		17,500
Shares issued for services	1,125,657	11,257							826,147					826,147
Shares issued in settlement of debt	1,103,416	11,039				3,990,314		3,990	883,071	271,425				1,154,496
Shares issued for Note Receivable	4,000,000	40,000							210,000					210,000
Shares issued for financing	500,000	500							54,500					54,500
Share issued in exchange of preferred	80,000	800							99,200					100,000

Net (Loss)													(610,700)	(610,700)
For the year ended
December 31,2007	47
Balance, December 31,2007	9,258,511	92,584				3,990,314		3,990	10,745,821	271,425	(171,000)	17,500	(11,858,700)	(898,381)

Global Entertainment Holdings Inc.
Consolidated Statements of Cash Flow
	For the years ending
	December 31,
	2007	2006

Cash flows from operating activities
Net income (loss)	$-610,700	$-1,027,947
Adjustments to reconcile net income to net cash
provided by (used in operating activities)
Extraordinary gain on settlement with IEP creditors
Gain on forgiveness of capital lease obligation
Gain on Discount of pre-petition debt
Depreciation and amortization	26,001	23,558
Reserve for unsuccessful resolution of lawsuits	226,663
Reserve for Doubtful Receivables	159,838
Loss on disposal of asset
Share-based compensation	765,616	414,353
Common stock issued in settlements	-1,389,878	493,885
Share-based interest payments		1,467
Shares cancelled	4176	-935,768
Gain on participation obligation	940

Debt discount amortization		-1,300,000
Changes in assets and liabilities:
Trade and other accounts receivable	222,279	-2,790
Other assets	163,095	-138,982
Contingent advances		-572,825
Accounts payable and accrued expenses	-25,000	123,945

Trade and other claims subject to compromise
Note receivable	173,100	-73,819
Deferred revenue		75,004
Net cash (used in) operating activities	-283,870	-1,749,919

Cash flows from investing activities:
Purchases of property and equipment
Net cash (used in) investing activities

Cash flows from financing activities:
Cash from issuance of common stock	242,500	75,004
Cash from exercise of options & warrants		4,250
Cash from issuance of preferred stock

Proceeds from notes payable		1,106,806
Subscription Payable
Proceeds from investor participation borrowings
Proceeds from investor obligations	22,210	450,500
Principal repayments on capital lease obligations
Value of Warrants issued	-150,900	35,527
Net cash provided by financing activities	284,810	1,744,416

Increase (decrease) in cash	940	-5,503
Cash - beginning of period	1618	7,121
Cash - ending of period	$2258	$1,618

Supplemental disclosures:
Interest paid		62,685
Income taxes paid	$-	$-

Shares issued for services	$593,000	378,826
Number of shares issued for services	*112,568	734,989
Shares issued for debt	$1,111,865	458,404
Number of shares issued for debt	*840,660	340,660
Imputed value of warrants issued with debt	-

All share after 10 to 1 reverse split

Restatement for Correction of Error

As discussed in the notes to the annual Consolidated Financial Statements, the Company has restated its previously issued annual financial statements for the year ended December 31, 2007 to reflect the increase in the Allowance for Doubtful Accounts, and Reserve for Contingent Advances, the reclassification of Other Assets to Long Term Assets, the reclassification of Movie and Website costs expensed to Long Term Assets and the correction of a clerical error in the Net Loss  as recorded.

The impact on the Consolidated Balance Sheet, the Consolidated Statements of Income, and the Statements of Stockholders' Equity for the year ended December 31, 2007 is presented in note 16    to the Consolidated Financial Statements.

The management's discussion and analysis of financial condition and results of operations for the year ended December 31, 2007 presented herein has been revised to reflect the impact of the aforementioned restatement.

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

Rescission of HandsFree Entertainment

On December 31, 2007, we entered into an agreement to acquire 100 percent of the issued and outstanding shares of common stock of Hands Free Entertainment Inc., a Texas corporation. In consideration for the acquisition, we agreed to issue an aggregate of 250,000 shares of our restricted common stock to the shareholders of Hands Free Entertainment.

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

Deferred Revenue

On March 7, 2006, we entered into an agreement to effect a reverse tri-party merger by and among the Company, Silver Dollar Productions, a Nevada corporation and wholly owned subsidiary of the Company, and Global Universal Film Group, Inc. (“Global Universal”), a Nevada corporation.  In connection with the merger, we issued 1,500,000 shares of our Series B Convertible Preferred Stock to Global Universal in exchange for 100% of the issued and outstanding securities of Global Universal.  Pursuant to the terms of the merger agreement, Global Universal merged with and into Silver Dollar, Silver Dollar ceased to exist, and Global Universal became a wholly-owned subsidiary of the Company.

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

Note 6 – Debt Restructure

Pursuant to SFAS 15 paragraphs 25 and 26 at December 31, 2007 we report debt-restructuring as follows:

The Company had two law firms with monthly invoices amounting to $395,619, billed and outstanding for approximately 2 years. In 2006 the company issued 1,500,000 shares of its common stock, par value $0.001, priced at market to one of the law firms. In 2007 the Company issued 125,000 shares of its common stock, par value $0.001, priced at market to the other law firm. Both law firms agreed in 2007 to forgive the remaining balance of $268,119.

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

Notes payable at December 31, 2007, are comprised of the following:

Note payable to entity, original balance of $19,181

Principal and interest due June 15, 2006. The Note is unsecured.	$9,591

Note payable to entity, original balance $32,187. This note is unsecured	$6,094

Note payable to entity, original balance of $15,000 due in three monthly installments of $5,000 beginning April 15, 2006. The Note is unsecured	10,000

Note payable to entity, original balance of $30,502 due in two monthly installments of $15,251 beginning April 15, 2006. The Note is unsecured	10,820

Notes payable with no specified due dates. Face amount of $19,500 and $15,000, interest at 10% per annum, the note is unsecured.	34,500

Note payable Face amount $6,000, interest at 12% due April 15, 2008.	6,000

Note payable face amount $42,500, interest at 18%	42,500

Global Notes with no specified due dates and varying interest rates.	47,500

Total	$167,004

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

On April 18, 2006, the Company issued 10,000 shares of its common stock to Marc Lieberman for services rendered to the Company.   The shares were unrestricted pursuant to the S-8 Registration filed with the SEC on February 28, 2006.

On April 18, 2006, the Company issued 1,070 shares of its common stock to Michael Marcelli for services rendered to the Company.  The shares were unrestricted pursuant to the S-8 Registration filed with the SEC on February 28, 2006.

On April 18, 2006, the Company issued 2,000 shares of its common stock to Kathleen Saur for services rendered to the Company.  The shares were unrestricted pursuant to the S-8 Registration filed with the SEC on February 28, 2006.

On April 18, 2006, the Company issued 16,329 shares of its common stock to Jon M. Leader for services rendered to the
Company.  The shares were unrestricted pursuant to the S-8 Registration filed with the SEC on February 28, 2006.

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

We incured no costs to Global Universal in procuring verbal indications of interest from the agents of Kevin Spacey and Billy Crystal. A formal offer was made to Billy Crystal’s agent and no response has yet been received.  The script for “Mavericks in Toyland” was originally developed by a third party and optioned by Kevin Spacey. Also, there are no ongoing costs, other than the costs we will incur for renewing the three LLC’s formed in Louisiana; Global Universal Film Finance, LLC., and Global Universal Film Productions, LLC and Global Universal Mavericks in Toyland, LLC.

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

Note 12- Net Income (Loss) Per Share

Net income per share is calculated using the weighted average number of shares of common stock outstanding during the year. Options/Warrants to purchase 25,000 common shares were not considered in the calculation for diluted earnings per share for the years ended December 31, 2007. In accordance with SFAS No. 128, the control number used in determining the dilutive effect of warrants and options is based on operating income, therefore, because the Company experienced a net operating loss as of December 31, 2007 the effect of their inclusion based would be anti-dilutive and hence, were not included.

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

Note 16 - Restatement of Annual Financial Information

The December 31, 2007 Consolidated Financial Statements have been restated to reflect adjustments to allowances and reserves for doubtful accounts, reclassification of other Assets and expenses into Long Term Assets and the correction of a clerical error related to the stated Net Loss.

The impact on the Consolidated Balance Sheet as of December 31, 2007, and the Consolidated Statements of Income and the Statements of Stockholders' Equity are as follows:

Consolidated Balance Sheet	As Previously	Restatement	As Restated
As of December 31,2007	Reported	Amount
Assets

Current Assets

accounts Recievable, net	$159,838	$(159,838)	0
Contingent Advances less
reserve for unsuccessful resolution
of lawsuits	373,025	(373,025)	0

Total Current Assets	561,636	(532,863)	28,773

Other Assets
Book rights		1,864	1,864
Tv Game/reality shows		8,966	8,966
Film rights		189,175	189,175
Website Software		6,000	6,000
Movies		26,850	26,850
Other assets	202,325	(179,155)	23,170
Total Other Assets	202,325	53,700	256,025

Total Assets	$787,440	$(479,163)	$308,277

Accumulated (Deficit)	(11,324,300)	534,401	(11,858,701)
Total Deficit in Stockholders Equity	$(419,218)	$479,163	$(898,381)

Consolidated Statement of Income
Twelve Months Ended December 31, 2007
Revenue

General and Administrative	$543,051	$471,514	$1,014,565
Total Operating Expenses	639,052	471,514	1,110,566

Net Operating (loss)	(422,963)	(471,514)	(894,477)

Loss Before Debt Restructure		(934,629)	(934,629)
Income (loss) before Income Taxes	$(99,034)	$(511,666)	$(610,700)

Basic Earnings (Loss) per share:	(0.002)	(0.228)	(0.23)
Before Extraordinary item		(0.228)	(0.228)
Extroardinary Item		0.08	0.08
Total		(0.15)	(0.15)

Weighted average number of
common shares outstanding	40,052,515	(36,047,264)	4,005,251