Form 10-K
period 2008-12-31
Global Entertainment Holdings, Inc.
filed 2009-04-15
CIK 1142488

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008

☐  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission File number 000-49679

GLOBAL ENTERTAINMENT HOLDINGS, INC. (f/k/a LitFunding Corp.)
 (Name of small business issuer in its charter)

Nevada	93-1221399
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2375 E. Tropicana Ave., Suite 8-259
Las Vegas, Nevada	89119
(Address of principal executive offices)	(Zip Code)

Issuer's Telephone Number
(702) 451-6297

Securities registered under Section 12(b) of the Exchange Act:  None

Securities registered under Section 12(g) of the Exchange Act:
Common Stock, $0.001 par value
(Title if Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.Yes ❒ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ❒ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant as required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☒ No ❒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ❒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ❒	Accelerated filer ❒
Non-accelerated filer ❒	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ❒ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates (5,772,656 shares) computed by reference to the average bid and ask price as of March 31, 2009, was approximately $346,359, based on an averaged share value of $0.06.

The number of shares of Common Stock, $0.001 par value, outstanding on March 31, 2009, was 11,812,844.

GLOBAL ENTERTAINMENT HOLDINGS, INC.
For the Fiscal Year Ended
December 31, 2008

Index to Report
on Form 10-K

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K includes certain forward-looking statements as defined within Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, relating to revenue, revenue composition, earnings, projected plans, performance, contract procurement, procurement of capital, demand trends, future expense levels, gross margins and the level of expected capital expenditures.  Such forward-looking statements are based on the beliefs of, estimates made by, and information currently available to the management of the Company, as well as the management of its subsidiaries, and are subject to certain risks, uncertainties and assumptions.  Any statements contained herein (including without limitation statements to the effect that the Company or management "estimates," "expects," "anticipates," "plans," "believes," "projects," "continues," "may," "will," "could," or "would" or statements concerning "potential" or "opportunity" or variations thereof or comparable terminology or the negative thereof) that are not statements of historical fact should be construed as forward-looking statements.  The actual results that may be achieved by the Company may vary materially from those expected or anticipated in these forward-looking statements.  The realization of any results described by such forward-looking statements may be significantly affected by certain unanticipated factors, including those discussed in "Risk Factors," under Item 1A, and in "Management's Discussion and Analysis of Financial Condition and Results of Operations," under Item 7.  Because of these factors and other uncertainties that may affect the Company’s operating results, past performance should not be considered as an indicator of future performance, and investors should not use historical results to anticipate results or trends in future periods.  The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of any unanticipated events.  Readers should carefully review the risk factors described in this and other documents that the Company files from time to time with the Securities and Exchange Commission ("SEC"), including subsequent Current Reports on Form 8-K, Quarterly Reports on Form 10-Q and Annual Reports on Form 10-K.

HOW TO OBTAIN COMPANY REPORTS FILED WITH THE SEC

All reports filed with the SEC by Global Entertainment Holdings, Inc. are available free of charge via EDGAR through the SEC website at www.sec.gov.  In addition, the public may read and copy materials filed with the SEC by the Company at the SEC's public reference room located at 450 Fifth Street, N.W., Washington, D.C.  20549.  Upon written request, the Company will provide investors with copies of its Forms 8-K, 10-Q and 10-K.  Additionally, the Company plans to make all such reports available through its website at: www.globaluniversal.com, as soon as reasonably practicable.

Throughout this Annual Report references to “we”, “our”, “us”, “Global Entertainment”, “the Company”, and similar terms refer to Global Entertainment Holdings, Inc.  Corp.

PART I

Item 1.    Description of Business

(a)           General

In December of 2007, the Company effected a one-for-ten reverse split of the outstanding common stock and changed the Company name to Global Entertainment Holdings, Inc. (the “Company”), to better reflect the new direction and focus of the Company.  The Company is presently conducting its business through its affiliate, Global Universal Pictures, for films produced in Canada, and its wholly-owned subsidiaries, Global Universal Entertainment, Inc., for film production in the U.S., and Global Universal Film Group, Inc., for its distribution and sales activities.  Global Universal Entertainment was formally an inactive subsidiary called Easy Money Express, which had no activity or operations prior to the change of name. Hereinafter, the Company, together with its subsidiaries and Canadian affiliate are sometimes, collectively referred to as “Global Universal.”

The Company was originally incorporated under the name of RP Entertainment, Inc. in the State of Nevada on July 11, 1996, and changed its name to LitFunding Corp. in February of 2003, as the result of a reverse merger with California LitFunding, Inc., a private, California corporation.  On March 22, 2004, LitFunding USA was formed to serve as the operating entity and carry on the business previously conducted through California LitFunding.

Prior to December of 2007, the Company was in the business of investing in litigation recoveries and pursuing other financial business models. The Company raised and advanced capital to various law firms pursuant to “Settlement Agreements”.  These Settlement Agreements provide that the funds advanced were to be repaid to the Company, plus a fee, when the lawsuits referenced in the agreement ultimately settle. The amount of the fee payable on the funds advanced depended upon the length of time the funds were outstanding up to a fixed limit.  Pursuant to the terms of the Settlement Agreements, the contractual right to payment was limited to the funds ultimately paid to the law firm from the specified lawsuit, or lawsuits, in which the funds were invested.  This business was conducted through the wholly-owned subsidiary, LitFunding USA and its six, wholly-owned limited liability companies.  This business was sold by the Company in March of 2008.

In the first quarter of 2006, the Company acquired two wholly-owned subsidiaries, Easy Money Express, a recently formed entity that planned to develop an internet-based, consumer loan company, and Global Universal Film Group, Inc. (“GUFG”), an early stage developer, producer and distributor of “niche” films, related books, and music rights. Easy Money Express was renamed Global Universal Entertainment, Inc. and plans to commence film production activities during the second quarter of 2009. The former management of LitFunding Corp. had planned to develop Easy Money Express as its core business, and to spin-off GUFG as a separately traded, public corporation.  However, these plans did not come to fruition, and GUFG remains a wholly-owned subsidiary.

In March 2007, the Company entered into a stock purchase agreement with Rochester Capital Partners, LP. (RCP), a limited partnership controlled by our present Chief Executive Officer (Gary Rasmussen) as its General Partner, whereby the Company issued four million (4,000,000) shares of treasury stock to RCP for consideration of $250,000. In addition, RCP purchased one million, one hundred thousand (1,100,000) shares directly from Morton Reed, our former Chief Executive Officer, at a price of $65,000. This Transaction was unanimously approved by the Board of Directors at a meeting held on February 22, 2007.  However, in November, 2008, the Company’s Board of Directors authorized the issuance of an additional ten million shares of common stock to RCP to compensate RCP for a diminution in value of the receivable amounts represented by LitFunding’s prior management, as an adjustment, post closing, to the stock purchase transaction between LitFunding and RCP.  Further information on this transaction is available in the Company report on Form 8-K, filed with the SEC on March 7, 2007.

On August 31, 2007, Morton Reed, CEO, President and Chairman of the Board resigned for health reasons. He was replaced in September of 2007 by Gary Rasmussen, who, upon taking an active role, commenced in restructuring the Company and developing its new core business of film production, conducted primarily through its subsidiary companies.

(b)           Our Primary Business

Global Entertainment Holdings, through its wholly owned subsidiary companies of Global Universal Entertainment (“GUE”) and Global Universal Film Group (“GUFG”), as well as its 30% owned, Canadian affiliate Global Universal Pictures (“GUP”), plans to develop the business of producing and marketing low-budget, genre pictures with recognizable, name talent.  The Company’s management believes investment risk can be significantly reduced by utilizing Canadian, U.S. and other major countries Governmental and territorial tax incentives to cover up to 40%, or more, of each film’s budget. Additional coverage of about 25%, or more, of a film’s budget can be derived from distributor financing, or pre-selling either foreign or U.S. rights to a film.  The balance of each film’s budgeted cost will be obtained from private investment of debt, equity or “gap” financing, or a combination of such items.  Management intends to retain revenues generated from a significant ongoing, equity percentage of each film to provide cash flow for operating expenses and to maximize long-term growth for the Company and its shareholders.

OVERVIEW

We are committed to the development and production of commercially salable feature-length motion pictures having budgets of up to $5 million, but which have enduring value in all media.  We anticipate not only producing motion pictures, but also acquiring the film asset to build a library and capitalizing on other marketing opportunities associated with the motion picture.

We do not currently have sufficient capital to independently finance our own productions.  We intend to rely on outside sources of financing, coupled with tax incentives and distributor involvement for all of our film production activities.  We plan to use most of our available resources to develop our “in-house” library of scripts and to conduct pre-production and marketing activities designed to attract sources of film financing.

We intend to rely on our management’s access to and extensive relationships with, creative talent, including writers, actors and directors, as well as distributors and other movie industry contacts to assist in developing our film projects.

We plan to employ a flexible strategy in developing, financing and producing our motion picture and film properties.  We expect to combine our own capital and financial resources with tax incentives and distributor advances to develop a project to the point where it is ready to go into production.  For each motion picture, we will assemble a business plan for presentation to prospective investors and financiers, consisting of the screenplay, a budget, shooting schedule and the commitment by a recognizable actor or director.

We believe that we should be able to secure recognizable talent based on the attractiveness of the screenplay, but we may also offer, as an added incentive, grants of our stock or options to acquire our stock.  We will then endeavor to secure the financing to produce the movie and make it available for distribution. The financing may come from federal and provincial governments in the form of tax incentives, financial institutions for production loans, lenders with profit participation, advances or pre-sales from distribution companies, accredited investors or a combination of these outside sources.

Motion picture revenue is derived from the worldwide licensing of a film to several distinct markets, each having its own distribution network and potential for profit.  The selection of the distributor for each of our feature films will depend upon a number of factors.  Our most basic criterion is whether the distributor has the ability to achieve a high level of sales on satisfactory terms, as well as when and in what amount the distributor will make advances to us.  We will also consider the amount and manner of computing distribution fees and the extent to which the distributor will guarantee certain print, advertising and promotional expenditures.  We will not attempt to obtain financing for the production of a particular film unless we believe that adequate distribution arrangements for the film can be made.

No assurance can be given that our motion pictures, if produced, will be distributed and, if distributed, will return our initial investment or make a profit.  To achieve the goal of producing profitable feature films, we plan to be extremely selective in our choice of literary properties and exercise a high degree of control over the cost of production.  Although we plan to finance our films in a manner designed to help cover our entire production costs, we will also endeavor to produce films that will exhibit consumer appeal to help support a theatrical release and drive cable and DVD sales. By keeping strict control of our production costs and capitalizing on the cost advantages of back-to-back production, we will strive for consistent and profitable returns on our investment in films.

Feature Film Production

Essential to our success will be the production of high quality films having budgets of $5 million or less that have the potential to be profitable.  We will not engage in the production of X-rated material.  We plan to make motion pictures that appeal to the tastes of the vast majority of the movie-going public.

The low budgets within which we intend to operate will serve the dual purpose of being low enough to limit our downside exposure and high enough to pay for a feature film with accomplished actors or directors that appeal to the major markets.  The market pull of the talent to be used must justify their fees by helping to attract advances.  Our budgets must remain small enough so that a large percentage of our capital is not put at risk.  We intend to produce projects with built-in break-even levels that can be reached with ancillary and foreign distribution revenue.  If the movie crosses-over into a wide national distribution release, we can potentially generate a large profit because our share is not limited as with ancillary and foreign revenue.

In order to produce quality motion pictures for relatively modest budgets, we will seek to avoid the high operating expenses that are typical of major U.S. studio productions.  We do not plan on having high overhead caused by large staff, interest charges, substantial fixed assets, and investment in a large number of projects that are never produced.  We believe that by maintaining a smaller, more flexible staff, with fewer established organizational restrictions we can further reduce costs through better time management than is possible in a major studio production.

We also plan to enter into co-productions with experienced and qualified production companies in order to become a consistent supplier of motion pictures to distributors in the world markets.  With dependable and consistent delivery of product to these markets, we believe that distribution arrangements can be structured that will be equivalent to the arrangements made by major studios. Our first co-production film was Blue Seduction, co-produced with Image In Media, a Canadian film production company.

Primary responsibility for the overall planning, financing and production of each motion picture will rest with our management.  For each motion picture we will employ an independent film director who will be responsible for, or involved with, many of the creative elements, such as direction, photography, and editing.  All decisions will be subject to budgetary restrictions and our business control, although we will permit an independent director to retain reasonable artistic control of the project, consistent with its completion within strict budget guidelines and the commercial requirements of the picture.

Distribution Arrangements

Effective distribution is critical to the economic success of a feature film, particularly when made by an independent production company.  We intend to release our films for distribution in the worldwide marketplace through existing distribution companies, primarily independent distributors.  We may retain the right for ourselves to market the film to selected territories, and to possibly market television and other uses separately.  In many instances, depending upon the nature of distribution terms available to us, it may be advantageous or necessary for us to license all, or substantially all, distribution rights through one or more major distributors.  It is not possible to predict, with certainty, the nature of the distribution arrangements, if any, that we may secure for our motion pictures.

Presently, our management is negotiating with several film distribution companies to assist us in financing and marketing a slate of 6 or more, feature-length films that we plan to produce.  The distribution companies will typically charge a us fee of 15% to 25% for foreign distribution, and 20% to 30% for U.S. distribution.  The Company will negotiate for the distribution company to provide some financing participation in each film’s budget, which, when combined with tax incentives and debt financing and/or equity participation from an investor, will provide 100% of the cost to produce each film.

Because of the financing incentives noted previously, it is possible that profitability can be realized even for a direct-to-video release, followed by pay, cable, satellite, free and syndicated television exhibition.  The Company is hopeful that a minimum of two of its films will warrant and receive a theatrical release, prior to their video distribution.  There is, of course, no guarantee of a theatrical release for any film that may be produced by the Company.

Current Film Operations

Blue Seduction

On September 22, 2008, the Company entered into an Exclusive License Agreement with its Canadian affiliate, Global Universal Pictures, Inc. (“GUP”), whereby the Company granted a world-wide exclusive license to Pictures to use the work entitled “Blue Seduction” (the “Film”), starring Billy Zane and Estella Warren.  The license included: (1) the right to promote the Film throughout the world in all languages and in all distribution markets, including TV, home video, DVD and non-theatrical and theatrical markets, and (2) merchandise rights relating to all goods and services appearing in the Film. In April, 2008, the Company acquired a thirty percent (30%) equity interest in GUP. Jacqueline Giroux is the founder and President of GUP and owns the balance of the equity of this entity.  Ms. Giroux is also the founder and President of Global Universal Film Group, a wholly-owned subsidiary, and is a major shareholder of the Company by virture of her holdings of the Company’s Series B and Series C Preferred stock.

As a condition to the license, GUP agreed to credit the Company as the source of the original concept for the Film and appoint Gary Rasmussen, the Company’s CEO, as Executive Producer.

Subject to financing of the Film, GUP agreed to pay the Company an all inclusive one-time fee of (i) U.S. $150,000 and (ii) revenue representing 50% of its “Net Receipts” from the sale of the Film rights.

Also on September 27, 2008, GUP transferred, through an intermediary Canadian company formed for this purpose, its right to develop, produce and exploit the Film to B & J Pictures, Inc. (“Transferee”), and, on October 2, 2008, the Company agreed to subscribe to $150,000 (Cdn) of preferred shares in the share capital of Transferee as its “Producer Investment” in the Film, subject to the closing of a bank loan between National Bank of Canada and Transferee.

The original rights to the Film were acquired by the Company from Ms. Jacqueline Giroux in connection with her employment as President of Global Universal Film Group. Ms. Giroux will receive a fee as Producer of the Film directly from B & J Pictures.

On October 2, 2008, National Bank of Canada agreed to fund approximately $1.1M Canadian for the production of Blue Seduction. The bank financing was contingent upon the bank's receipt of a Completion Bond that will guarantee that the film is actually produced and delivered -- so the bank can collect on certain available tax credits and advances pending.

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

In February of 2009, this film was delivered to Starz Media for international distribution and Anchor Bay Entertainment for U.S. distribution. This film was produced with the assistance of Image In Media, who secured the involvement of Starz Media as the foreign distributor. Image In Media received a fee as co-producer and was appointed as the Canadian distributor for Blue Seduction.

American Sunset

Currently, GUP is in pre-production on a film titled “American Sunset.”  This film is being produced by GUP in Canada, using a combination of Canadian tax incentives, bank financing and investor equity participation. GUP recently signed a bank financing commitment for a loan of up to $440,000, secured by the Canadian tax credits, plus a personal guarantee from Jacqueline Giroux.  The Company will provide certain services in obtaining and structuring the financial arrangements for the film, as well as selected intellectual property rights.  It is anticipated that the Company will receive up to $150,000 (Cdn), which will be re-invested in the film production as part of GUP’s “Producer’s Investment.”  Additionally, the Company will receive a back-end participation in the upside potential of American Sunset by virtue of its equity ownership of 30% of GUP.

“American Sunset” is a story about love and sacrifice.  It’s an edge-of-your-seat, shocking thriller about how one ordinary man traveled to hell and back to save his wife.  A thriller, with a Usual Suspects–style twist, that is expected to have both moviegoers and crime solvers alike anxiously waiting for clues to this mystery’s riddle; each time wondering if it will not be too late.

On a trip back to  Canada to celebrate their fifth wedding anniversary, Tom Marlow wakes to find his beloved wife missing.  Their vacation home – now a crime scene – is now littered with clues to his wife’s whereabouts.  In order to ensure her safe return, Tom, now a stranger in the land of his birth is forced to cooperate with the practices of local authorities, the political rhetoric of the American Embassy and the unorthodox methods of a Private Investigator he hired to help him.

Amidst the chaos of the investigation, the silence is broken when the phone rings and an evil voice on the other end asks: “You wanna play a game?  Here’s your first riddle.”  Tom and the P.I. are now part of a treasure hunt set in motion by his wife’s captors.   The game is simple and the prize is his wife’s freedom.  Each correctly answered riddle brings them one-step closer; but one wrong answer…one missed deadline…and the consequences will be fatal.  As the hunt brings them deeper and deeper into a corrupt world, spawned by greed, deception and immoral motives, one thing is clear; this is not a random kidnapping for money – this is personal.

 “American Sunset” will test the audience’s attention-to-detail skills and even give them time to decode the riddles before time runs out.  It’s a thriller with an original twist that the Company hopes will have audiences revisiting the movie again and again, wondering how they missed so many clues the first time.  In “American Sunset”, everything is a clue and everybody has something to say, even if it is from the grave.

Other Films Planned

Also, in the planning stages, are several films that GUE intends to produce as “Co-Production Treaty” films, either in combination with a distribution company, or in partnership with an investor or another production company.  These films will be produced with government incentives from Canada and one or more additional countries such as France or the U.K.  For example, a Canadian-France or Canadian-U.K. co-production would entail both Canada, France or the U.K. investing Government monies or tax incentives totaling approximately 50% plus of each film’s budget.  For making this investment, Canada, France or the U.K. would retain ownership rights to the film in their respective countries; however, they never participate in revenues via any sales in the rest of the world, including the U.S.  The contracts issued from each Country are endorsed by the Government and fully bankable. Therefore, the Company would have the option of discounting the contract at the bank and utilizing each sale for production funds, or hold onto the contract to be paid 100% of the 50% of the budget at the completion of each film.  With 50% plus of the budget expenses underwritten by such incentives, the producer and investor are more likely to realize a profit.

GUP’s per film budget is expected to range between roughly $2 million (if no advertising and delivery items are included) and up to $5 million (U.S.), with approximately 35% to 50% of each budget underwritten by the respective country’s investment (e.g., Canada, U.K, France, Germany, Ireland, etc.).  All financing fees, marketing and advertising costs, completion bond fees and a contingency reserve will be included in the average film budget.

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

Recent examples of such pictures utilizing these types of government incentives include CABIN FEVER, HOSTEL, SAW, OPEN WATER, WRONG TURN, and SWIMFAN. (Lions Gate released the first 4 films; Twentieth Century Fox released the last 2 films).

EASY MONEY EXPRESS, INC. / GLOBAL UNIVERSAL ENTERTAINMENT, INC.

In March, 2006, we acquired 100% of the issued and outstanding shares of the common stock of Easy Money Express, Inc., a Nevada Corporation from its two stockholders. Easy Money continued as a wholly-owned subsidiary of the Company until January of 2008, when the name was changed to Global Universal Entertainment, Inc.  To date, there had been no activity or operations since its acquisition in 2006.  The Company plans to develop this subsidiary as its U.S. presence in producing films and has hired Peter Liapis to manage the business of this subsidiary as its President.

FINANCING STRATEGY

In the negotiations the Company is currently conducting with the distribution companies, management will endeavor to form a strategic alliance with a strong financial partner to provide a credit facility of an amount to be determined. It is intended that such a financial partner will release funds on an “as needed” basis to produce a planned slate of six or more films, with distribution for each film in place, in advance, by the selected distribution company.  No assurance can be made that the Company will be successful in its endeavors to consummate an agreement with any distribution company, or to secure a credit facility to support production of the Company’s planned films.

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

These film productions may utilize completion bonds. These bonds are a form of insurance against unanticipated and unapproved cost overruns, as well as unforeseen events such as illness, natural disasters, etc.  This insurance will protect the production against over-budget costs. The cost of a completion bond is included in the budget and generally costs between 3% and 4% of budget of the film.

Most major video distribution companies have unused capacity and a desire to distribute third party films to add to their own internally produced product. Third party product can often be distributed less expensively since it does not have to incorporate a studio’s overhead or involve using studio facilities. Such products also require less studio management oversight during production. The worldwide home video market, plus cable television, continue to show strong demand, particularly in the Company’s targeted film genres, which include “edgy” thrillers and “specialty” pictures.

The Company owns the rights “in house” to four of the screenplays that it intends to produce as films. Therefore, the Company is able to by-pass the script optioning process for these films.  The option and the development of screenplays can be a costly and time-consuming process.  Such proprietary ownership significantly reduces development costs and the time necessary to move from development to production.

The first four films the Company will produce will eventually become part of the Company’s film library. A film library, over time, is expected to build asset value for Global Entertainment Holdings.  Following the license term of each picture (7 years for direct-to-video releases and 20 years for theatrical releases), the film distribution rights and eventual ownership will become part of the Company’s assets.  Therefore, the Company can build a significant film library that may be re-licensed on either an “ad-hoc” or “packaged” basis, or sold to a 3rd party. Film libraries are typically valued by estimating future revenues from future sale cycles and then calculating a net present valuation. Pay, free and syndication broadcasters are continually re-licensing titles. Future revenues will also be derived from new sources such as cell phones, iPods, video on demand, Internet broadcasts etc.

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

(c)           Discontinued Business

LitFunding USA, Inc.

LitFunding USA was a wholly-owned subsidiary of Global Entertainment Holdings, engaged in the business of investing in litigation recoveries.

During the fiscal year ending December 31, 2007, as well as the first quarter of 2008, we had no new cases or lending activity associated with this business entity, and had an aggregate investment of $354,000 in cash advances on approximately 22 cases. During 2007, we collected $74,500 in principle and fees, lost $30,000 of principle, and have an ongoing interest in open and unresolved cases whose advances and fees total approximately $1,545,433.

In March of 2008, our Board of Directors elected to sell its interest in LitFunding USA. This decision to sell LitFunding USA was primarily a result of the Company’s change in focus to the motion picture production industry, as well as our efforts to reorganize the Company and reduce liabilities. On March 31, 2008, the Company sold its interest in LitFunding USA to a private company, Iscom, Inc., in a transaction that divested the Company of its then core operating business assets and associated liabilities. Further information on this transaction is available in our report on Form 8-K, filed with the SEC on April 8, 2008.

Item 1A.  Risk Factors

Risk Factors That May Affect Our Results of Operation

We have a limited operating history and have never been profitable.

We still have limited operating history having begun business in the year 2000.  During that time, we have incurred losses in every quarter since inception except for the extraordinary gain realized in December 2004 and we remain subject to the risks and uncertainties usually encountered by early stage companies. Our new focus on Motion Picture production will add additional risks to our business.

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

Since our inception we have not been profitable and have lost money on both a cash and non-cash basis.  For the year ended December 31, 2008, we incurred net losses before extraordinary gain of $207,627. Our accumulated deficit at the end of December 31, 2008, was $12,040,077.  Future losses, before extraordinary gain, are likely to occur, as we are dependent on spending money to pay for our operations. No assurances can be given that we will be successful in reaching or maintaining profitable operations.  Accordingly, we may experience liquidity and cash flow problems.  If our losses continue, our ability to operate may be severely impacted or alternatively we may be forced to terminate our operations.

We could fail to attract or retain key personnel, which could be detrimental to our operations.

Our success largely depends on the efforts and abilities of our Officers and Directors. The loss of their services at this point in our development could materially harm our business because of the cost and time necessary to find successors. Additionally, we are dependant upon the services of the officers of our subsidiary and affiliate companies, Global Universal Film Group, Global Universal Entertainment and Global Universal Pictures.  We do not have other key employees who could manage Global Universal’s film operations. Such a loss would also divert management attention away from operational issues. To the extent that we are smaller than our competitors and have fewer resources, we may not be able to attract a sufficient number and quality of personnel, when required.

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

In connection with the acquisition of our stock by Rochester Capital Partners (RCP), RCP holds over 51% of our outstanding shares of common stock, plus an additional, estimated 9.2% that may be acquired by conversion of our Series B Convertible Preferred Stock (“Series B”). Gary Rasmussen, our CEO, is the General Partner of RCP and exercises sole voting control over its shares. In addition, Mr. Rasmussen directly holds 3.5 million shares of our Series C Convertible Preferred Stock (“Series C”), which is non-dilutive and convertible at any time into 35% of our common stock, computed immediately after such conversion.  The Series C has voting rights equal to the estimated amount of shares that would be realized if converted. Additionally, Jacqueline Giroux, President of our wholly-owned subsidiary Global Universal Film Group, directly holds 2.5 million shares of Series B, convertible into a like number of common shares, which would result in her ownership of approximately 18.9% of our common stock. The Series B has no voting rights.  Also, Ms. Giroux holds 3 million shares of our Series C, convertible at any time into 30% of our then outstanding common stock.

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

Item 1B.   Unresolved Staff Comments

None.

Item 2.      Properties

The Company utilizes the private office of its CFO, Terry Gabby, to support his services for the Company, and retains a mailing address in Las Vegas, Nevada, at a cost of about $200, annually, with an address of 2375 E. Tropicana Avenue, Suite 8-259, Las Vegas, Nevada 89119.

Additionally, our wholly-owned subsidiary, Global Universal Film Group, maintains offices on the lot at Raleigh Studios, a prestigious film studio in the Los Angeles area.  This office is approximately 500 square feet in size and leased on a monthly basis at a rate of $900.00, per month. The offices are located at 650 N. Bronson Avenue, Suite B-116, Los Angeles, California 90004.

Item 3.      Legal Proceedings

In connection with our former business of LitFunding, we were named a defendant in several matters in litigation, many of which are in the normal course of business, including litigation for refunds of funds invested. These claims will be answered by Iscom in connection the sale of this business entity in March of 2008.

Item 4.      Submission of Matters To a Vote of Security Holders.

None.

PART II

Item 5.    Market For Common Equity and Related Stockholder Matters

(a)           Market Information

Our common stock was quoted under the symbol “GBHL.OB” on the OTC Bulletin Board until June of 2008.  Thereafter, our shares commenced trading on the “pinksheets”, due to a late filing that was caused by an error made by an independent third party vendor, whom we hired to file our reports with the SEC. We expect to return to trading our shares on the OTC Bulletin Board in the second quarter of 2009.

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

	2008		2007
	High	Low	High	Low
1st Quarter	0.75	0.08	1.50	0.60
2nd Quarter	0.30	0.09	1.90	0.70
3rd Quarter	0.09	0.02	1.20	0.50
4th Quarter	0.04	0.02	1.00	0.11

(b)           Holders of Common Stock

As of December 31, 2008, we had approximately 219 stockholders of record of the 11,812,844 shares issued and outstanding.

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

(d)           Securities Authorized for Issuance under Equity Compensation Plans

2002 Employee Stock Compensation Plan

Effective August 15, 2002, we adopted a 2002 Employee Stock Compensation Plan, as amended, with a maximum number of 150,000 shares that may be issued.  As of December 31, 2008, 53,750 options and 96,000 warrants had been issued under this plan.

2004 Stock Option Plan

Effective March 9, 2004, we adopted a 2004 Stock Option Plan.  The total number of shares of our common stock which may be purchased pursuant to the exercise of options shall not exceed, in the aggregate, 30% of the issued and outstanding shares of the Company’s common stock.  As of December 31, 2008, 149,000 options are outstanding under this plan.

		Stock			Exercise			Amount
Owner name	Type	Option Plan	Grant Date	Vested	Through	Grant Price	Amount	Exercised
Cohen, David	Option	YES	21-Dec-04	Immediate	21-Dec-14	$3.00	35,000	none
Guerrero, Jonnathan	Option	YES	21-Dec-04	Immediate	21-Dec-14	$3.00	1,000	none
Reed, Morton	Option	YES	21-Dec-04	Immediate	21-Dec-14	$3.00	25,000	none
Weiner, Stanley	Option	YES	21-Dec-04	Immediate	21-Dec-14	$3.00	35,000	none
Reed, Morton	Option	YES	20-Jan-05	Immediate	20-Jan-15	$5.30	50,000	none
Amira, Bob	Option	YES	11-Mar-05	Immediate	11-Mar-15	$8.950	1,000	none
Ryan, Dermot	Option	YES	11-Mar-05	Immediate	11-Mar-15	$8.950	1,000	none
Stein, Vera	Option	YES	20-Jan-05	Immediate	20-Jan-15	$4.80	1,000	none
							149,000
Weighted average of exercise price $3.86

2006 Non-Qualified Stock Compensation Plans

Effective February 22, 2006, we adopted the “2006 Non-Qualified Stock Compensation Plan.” The maximum number of shares that may be issued pursuant to the plan is 600,000 shares.  As of December 31, 2008, a total of 600,000 shares had been issued under this plan.

Effective September 29, 2006, we adopted the “2006-B Non-Qualified Stock Compensation Plan.” The maximum number of shares that may be issued pursuant to the plan is 600,000 shares.  As of December 31, 2008, a total of 600,000 shares had been issued under this plan.

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

The table below sets forth information as of December 31, 2008 regarding outstanding options granted under the plans, warrants issued to consultants and options reserved for future grant under the plan.

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

Note: These plans are intended to encourage directors, officers, employees and consultants to acquire ownership of common stock.  The opportunity so provided is intended to foster in participants a strong incentive to put forth maximum effort for our continued success and growth, to aid in retaining individuals who put forth such effort, and to assist in attracting the best available individuals to the Company in the future.

As of December 31, 2008, there were 250 shares that remained available for issuance under the 2002 employee stock compensation plan.  As of December 31, 2008, no shares remained available under the 2006 Non-Qualified Stock Compensation Plan, the Attorney’s and Accountant Stock Plan Non-Qualified Stock Compensation Plan 2006 and the 2006-B Non-Qualified Stock Compensation Plan.

Item 6.    Selected Financial Data

For the years ended December 31, 2008 and December 31, 2007, the Company incurred net losses before extraordinary gain, of $207,627 and $934,629, respectively.  The Company accumulated deficit at the end of December 31, 2008, was $12,040,077.

See Index to Financial Statements and Schedules appearing under Item 8 of this Form 10-K.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

OVERVIEW AND OUTLOOK

During 2008, we were in the business developing and producing motion pictures and we discontinued the business of investing in litigation recoveries..

Results of Operations

The following overview provides a summary of key information concerning our financial results for the years ended December 31, 2008 and 2007.

Revenues

	Year Ended December 31st		Increase (Decrease)
	2008	2007	Amount	Percent
Net Revenue	$25,000	$216,089	$(427,951)	(88.4) %

Revenue: Total revenue was $25,000 and $216,089 for the fiscal years ended December 31, 2008, and 2007, respectively.  Our decrease in revenue of $427,951 is due to the discontinuance of our litigation funding business and our shifting of business operations into the entertainment industry. We cannot guarantee with certainty when we will generate revenue sufficient to fund ongoing operations. Our future revenues will be reliant on the ability to produce and market film and entertainment products.

Operating expenses

	Year Ended December 31st		Increase (Decrease)
	2008	2007	Amount	Percentage
General and administrative expenses	154,683	1,014,565	$(859,882)	(84.7	) %

Financing expense	60,721	70,000	(9,279)	(13.2	) %
Depreciation and amortization	6,463	26,001	(19,538)	(75.1	) %
				-

Total operating expenses	211,573	$1,110,566	$(898,993)	(80.9	) %

Total operating expenses for the year ended December 31, 2008 decreased by $898,993 from the year ended December 31, 2007, because of the cost cutting procedures that management has implemented.

Other income (expense)

	Year Ended December 31st		Increase (Decrease)
	2008	2007	Amount	Percentage
Other income	$3,699	$53,947	$(50,248)	(93.1	) %
Interest (expense)	(14,459)	(94,099)	(79,640)	(84.6	) %
	-			-
				-

Total other income (expense)	(10,760)	(40,152)	(29,392)	(73.2	) %

Our interest expense was $79,640 lower in 2008, than in 2007, because we used the issuance of stock to reduce the debt and to finance operating costs.

Net (loss)
	Year Ended December 31st		Increase (Decrease)
	2008	2007
Net (loss) before extraordinary gain	$(207,627)	(934,629)	$(727,007)	$(77.7)%

Our net loss before extraordinary gain was approximately 77.7% lower in the year ended December 31, 2008, as compared to the year ended December 31, 2007, because we reduced our G & A expenses by over $800,000, restructured a substantial portion of our debt, and reclassified certain expenses to a movie rights, asset account.

Operation Plan

Global Entertainment Holdings, operating through its wholly owned subsidiaries of Global Universal Entertainment and Global Universal Film Group, and its 30% owned, Canadian affiliate, Global Universal Pictures (collectively, these entities are sometimes hereinafter referred to as “Global Universal”), is a development stage company engaged in the development of low-budget genre pictures.  The Company’s management believes investment risk in such films can be significantly reduced by utilizing Canadian, U.S. and other major countries Governmental and territorial tax incentives to cover up to 40%, or more, of each film’s budget. Additional coverage of about 25%, or more, of a film’s budget can be derived from distributor financing, or pre-selling either foreign or U.S. rights to a film.  The balance of each film’s budgeted cost will be obtained from private investment of debt, equity or “gap” financing, or a combination of such items.  Management intends to retain revenues generated from a significant ongoing, equity percentage of each film to provide cash flow for operating expenses and to maximize long-term growth for the Company and its shareholders.

Liquidity and Capital Resources

We had cash on hand of $2,253, as of December 31, 2008.  In the opinion of management, our available funds will not satisfy our working capital requirements for the next twelve months.  We will need to raise funds to continue to implement our business plan. We plan to raise these funds through private and institutional debt or equity offerings, including interest bearing convertible debentures.  There can be no assurance that the Company will be able to obtain such financing.

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

On September 28, 2007, the Company issued 24,375 shares of common stock to Peter Liapis for the conversion of a stock subscription note, dated May 23, 2007, the principle amount of $15,000, accrued interest was waived.

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

On December 28, 2007, several promissory notes held by Jacqueline Giroux, totaling $148,000, with accrued interest of $17,625, were converted into 1,505,682 shares of the Company’s Series B, Convertible Preferred Stock. Jacqueline Giroux is the President and CEO of our subsidiary Global Universal Film Group Inc.  Mr. Rasmussen is the Chairman of Global Universal and a board member.

In May and June of 2008, the Company exercised its rights pursuant to the terms of the Equity Investment Agreement with Imperial Capital Holdings, dated July 28, 2006, to require Imperial Capital Holdings to purchase shares of the Company’s common stock.  The aggregate number of shares subject to the Puts was 400,000 shares, or the aggregate minimum Put amount was $40,000, less fees.

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

On March 5, 2008, the Company authorized the issuance of 283,333 shares of its $0.001, par value, restricted common stock for the conversion of a note in the amount of $42,500 held by Davric Corporation relating to LFC 104. The conversion share price was $0.15. These shares were issued April 22, 2008. On March 5, 2008, the Company authorized 180,000 shares of its $0.001 par value restricted common stock for the conversion of a note in the amount of $27,000 held by Davric Corporation relating to LFC 105. The conversion share price was $0.15. These shares were issued April 22, 2008.

On March 31, 2008, the Company authorized 500,000 shares of its $0.001 par value restricted common stock for the conversion of a note in the amount of $50,000 held by Green Realty Corp. relating to LFC 101. The conversion share price was $0.10. These shares were issued April 25,2008.

On May 19, 2008, we issued 40,000 shares of restricted common stock, par value $0.001, to Jerry E. Polis as an enticement for a $20,000 loan, the share price was $0.08.

On May 19, 2008, we issued 80,000 shares of restricted common stock, par value $0.001, to Davric Corp. as an enticement for a $40,000 loan, the share price was $0.08.

On May 30, 2008, we issued 200,000 shares of restricted common stock, par value $0.001, as directed by Stanley Weiner, in consideration for the cancellation of an outstanding loan, at a per share price of $0.10. Stanley Weiner is the Company’s Vice President of Finance and a member of the Board of Directors.

On May 30, 2008, we issued 104,760 shares of restricted common stock, par value $0.001, as directed by Stanley Weiner, to the Marital Trust created under the will of Blanche Weiner, in consideration for the cancellation of an outstanding loan, at a per share price of $0.10. Stanley Weiner is the Company’s Vice President of Finance and a member of the Board of Directors.

On May 30, 2008, we issued 95,240 shares of restricted common stock, par value $0.001, as directed by Stanley Weiner, to the Disclaimed Residential Trust created under the Will of Blanche Weiner, in consideration for the cancellation of an outstanding loan, at a per share price of $0.10.  Stanley Weiner is the Company’s Vice President of Finance and a member of the Board of Directors.

Additionally, in November, 2008, the Company’s Board of Directors authorized the issuance of an additional 500,000 shares of Series C Preferred stock to Mr. Rasmussen in partial consideration for his agreement to: (i) reduce his salary to $10,000 per month, (ii) to defer the receipt of his salary and other compensation until such time as the Company has sufficient funds, and (iii) for his agreement to forego receipt of all accrued salary due him from inception of his employment through September 30, 2008. These shares were not issued until April, 2009.

In November, 2008, the Company’s Board of Directors authorized the issuance of an additional ten million shares of common stock to Rochester Capital Partners (RCP) to compensate RCP for a diminution in value of the receivable amounts represented by LitFunding’s prior management, as adjusted post closing to the stock purchase transaction between LitFunding and RCP.  These shares were not issued until late March, 2009.

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

Auditor’s ‘Going Concern’ Opinion

The Independent Auditor’s Report issued in connection with the audited financial statements of the Company for the calendar years ending December 31, 2008 and 2007, expresses “substantial doubt about [our] ability to continue as a going concern,” due to the Company’s lack of profitable operations, our working capital deficit, and our retained earnings deficit. The Company has not had a profitable operating history, and we have no current sources of revenue. We cannot guarantee that we will become profitable.

Current Working Capital.

We are subject to a working capital deficit, which means that our current assets on December 31, 2008, were not sufficient to satisfy our current liabilities and, therefore, our ability to continue operations is at risk.  We had a working capital deficit for the year ended December 31, 2008, which means that our current liabilities exceeded our current assets on December 31, 2008, by $481,382.  Current assets are assets that are expected to be converted to cash within one year and, therefore, may be used to pay current liabilities as they become due.  Our working capital deficit means that our current assets on December 31, 2008, were not sufficient to satisfy all of our current liabilities on December 31, 2008.  If our ongoing operations do not begin to provide sufficient profitability to offset the working capital deficit, we may have to raise capital or debt to fund the deficit or curtail future operations.

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

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

Not Applicable to smaller reporting companies.

Item 8.       Financial Statements and Supplementary Data

Item 8.  Financial Statements and Supplementary Data

Lawrence Scharfman & Co., CPA, P.C.
Certified Public Accountants

18 E SUNRISE HIGHWAY,#201	7104 CORNING CIRCLE
FREEPORT, NY 11520	BOYNTON BEACH FL, 33437

TELEPHONE:(516) 771-5900	TELEPHONE:(561) 733-0296
FACSIMILE: (516771-2598	FACSIMILE: (561) 470-0613

Board of Directors Global Entertainment Holdings, Inc.
2375 East Tropicana Ave., #8-259
Las Vegas Nevada  89119

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheet of Global Entertainment Holdings, Inc., and subsidiaries as of December 31, 2008, and the related consolidated statements of operations, stockholders equity and cash flows for each of the two years in the period ended December 31, 2008. These financial statements are the responsibility of management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Global Entertainment Holdings as of December 31, 2008, and the results of operations and its cash flows for each of the two years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States.

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

Yours Truly,
/s/ Lawrence Scharfman CPA

Boynton Beach FL
April 14, 2009

- LICENSED IN FLORIDA & NEW YORK -

Global Entertainment Holdings Inc.
Consolidated Balance Sheet

December 31,
2008
Assets

Current assets:
Cash and cash equivalents	$2,553
Note receivable	160,000
Accrued Interest Income	3,699

Total current assets	165,952

Fixed assets, net	16,714
Total fixed assets	16,714

Other assets
Book Rights	1,864
TV Game/Reality Show	5,966
Film Rights	189,175
Movies	26,850
Website Software: Less Amortization	4,000
Other Assets	17,195
Producer Investment	150,000

Total other assets	395,050
Total assets	$577,716

Liabilities and Stockholders' Equity

Liabilities not subject to compromise
Accounts payable	$69,824
Accrued expenses	183,906
Deferred Revenue	150,000
Notes payable	243,604

Total current liabilities not subject to compromise	647,334

Liabilities subject to compromise

Debentures	40,000
Total liabilities subject to compromise	40,000

Total liabilities	687,334

Stockholders' Equity:
Series A Convertible preferred Stock, par value $0.001, 2,000,000 shares authorized, 800,000 shares issued and
2,000,000 shares authorized, 800,000 shares issued and shares issued and outstanding

Series B Convertible preferred Stock, par value $0.001, 4.000,000 shares authorized, 3,990,314 shares issued and outstanding	3,990

Common stock, $0.001 par value, 230,000,000 shares authorized,
11,812,844, and 9,258,511shares issued and
outstanding at December 31, 2008 and 2007, respectively	94,282
Shares authorized & unissued	200,000
Subscription Payable

Additional paid-in capital	11,339,565
Additional paid-in capital Preferred B	271,425
Additional paid-in capital Preferred C	500

Accumulated (deficit)	(12,040,077)
(109,618)

$577,716

Global Entertainment Holdings, Inc. Consolidated Statement of Operations

	2008	2007

Net Revenue	$25,000	$216,089

Expenses:
General and administrative expenses	154,683	1,014,565

Financing expense	60,721	70,000
Depreciation & Amortization	6,463	26,001

Total operating expenses	211,573	1,110,566

Net operating (loss)	(196,867)	(894,477)

Other income (expenses):
Other income	3,699	53,947
Interest expense	(14,459)	(94,099)
Rental Income

Total other income (expenses)	(10,760)	(40,152)

Loss before reorganization items	(207,627)	(934,629)
Extraordinary gain and income taxes
Bad Debt in connection with share issuance
Gain on debt restructure	26,250	323,929
Loss before extraordinary gain and income taxes

Income (Loss) before Income taxes	(181,377)	(610,700)

Net Income (loss)	$(181,377)	$(610,700)
Basic Earnings (loss) per share:	(0.02)	(0.23)
Before Extraordinary item	(0.02)	(0.23)
Extraordinary item	0.00	0.08
Total	(0.02)	(0.15)

Weighted average number of common shares outstanding:
Basic	10,954,988	04,005,251

Statements of Changes in Stockholders' Equity

	Common Stock		Preferred Stock		Preferred Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Amount	Paid in Capital	Paid in Capital	Subscription Payable	Shares Authorized Unissued		Accumulated (Deficit)	Total Stockholders Equity
Balance, December 31, 2004	1,122,006	11,221	-	-						4,611,310		-			-6,225,276	-1,602,745

shares issued for cash	227,195	2,292	800,000	800						1,136,608		-			-	1,136, 608
Shares authorized & unissued										327,139		-			-	327,139
Shares issued for services	75,750	757	-	-						415,705		-			-	415,705
Shares issued in settlement	15,788	157	-	-						67,236		-			-	67,236
Shares issued in settlement of notes	60,000	600	-	-						647,891		-			-	647,891
Shares issued in lieu of interest	7,500	75	-	-						38,675		-			-	38,675
Warrants and Options issued	-	-	-	-						739,979		-			-	739,979
Warrants and Options exercised	66,500	665	-	-						32,335		-			-	32,335
Options exercised - related party	45,000	450	-	-						44,550		-			-	44,550
Subscription payable	-	-	-	-						-		327,139			-	327,139
Net (loss) for the year ended															-3,972,043	-3,972,043

Balance, December 31, 2005	1,621,740	$16,217	800,000	$800						$8,061,428		327,139			$-10,197,319	$(1,791,735)

Shares issued for cash	126,533	1,265								145,268						145,268
Shares issued for investment	1,500	15								3,580						3,580
Shares authorized & unissued										327,139						327,139
Shares issued for services	734,989	7,350								378,826						378,826
Shares issued in settlement of debt	140,660	1,407								256,997						256,997
Shares issued for preferred dividend	9,600	96								9,024						9,024
Shares issued in settlement of notes	200,000	2,000								198,000						198,000
Shares issued for financing	70,400	704								65,176						65,176
Shares issued in lieu of interest	1,466	15								1,452						1,452
Share issued in exchange of preferred	80,000	800	-400,000							99,200						99,200
Warrants and options issued	32,000	320								35,207						35,207

Warrants and Options exercised	65,000	650								3,600						3,600
Shares Cancelled	-185,000	-1,850	400,000	-4000						-933,918						(933,918)
Options exercised – related party										4,425						4,425
Subscription payable												-322,139

Net (Loss)																(1,027,947)
For the year ended
December 31,2006
Balance, December 31,2006	2,898,890	28,988								8,655,403					(11,248,000)	(2,479,324

Shares authorized & unissued												(171,000)				(171,000)
Shares authorized & unissued										17,500			17,500		17,500
Shares issued for services	1,125,657	11,257								826,147						(826,147)
Shares issued in settlement of debt	1,103,416	11,039			3,990,314				3,990	883,071	271,425					1,154,496
Shares issued for Note Receivable	4,000,000	40,000								210,000						210,000
Shares issued for financing	500,000	500								54,500						54,500
Share issued in exchange of preferred	80,000	800								99,200						100,000

Net (Loss)															(610,700)	(610,700)
For the year ended
December 31,2007	47
Balance, December 31,2007	9,258,511	92,584			3,990,314	3,990	500,000	500	3,990	10,745,821	271,425	-171,000	17,500	(11,858,700)	(898,381)

Shares issued in settlement of debt	1,534,333	1,534								328,966		171,000	17,500			693,139
Shares issued for services	400,000	400								31,600						32,000
Shares issued for financing	220,000	220								9,480						9,700
Shares authorized & unissued	10,000,000									200,000						200,000
Shares issued for cash	400,000	400								34,900						35,300
Shares Issued
Net Loss for the of the year															(181,377)	(181,377)
Balance, December 31, 2008	11,812,844	94,282			3,990,314	3990	500,000	500		11,339,215	271,425	0	200,000		(12,040,077)	(109,618)

Global Entertainment Holdings Inc.
Consolidated Statements of Cash Flow

	For the years ending December 31,
	2008	2007
Cash flows from operating activities
Net income (loss)	$(181,377)	$(610,700)
Adjustments to reconcile net income to net cash
provided by (used in operating activities)
Extraordinary gain on settlement with IEP creditors
Gain on forgiveness of capital lease obligation
Gain on Discount of pre-petition debt
Depreciation and amortization	6,463	26,001
Reserve for unsuccessful resolution of lawsuits	226,663
Reserve for Doubtful Receivables	159,838
Loss on disposal of asset
Share-based compensation	765,616
Common stock issued in settlements	360,966	(1,389,878)
Share-based interest payments
Shares cancelled	4,176
Gain on participation obligation	940

Debt discount amortization
Changes in assets and liabilities:
Trade and other accounts receivable	222,279
Other assets	(139,030)	163,095
Contingent advances
Accounts payable and accrued expenses	9,581	(25,000)

Trade and other claims subject to compromise
Note receivable	(160,000)	173,100
Deferred revenue	(150,000)
Net cash (used in) operating activities	(272,559)	(283,870)

Cash flows from investing activities:
Purchases of property and equipment
Net cash (used in) investing activities

Cash flows from financing activities:
Cash from issuance of common stock	35,300	242,500
Cash from exercise of options & warrants	100
Cash from issuance of preferred stock

Proceeds from notes payable	76,600
Subscription Payable
Proceeds from investor participation borrowings
Proceeds from investor obligations	22,210
Principal repayments on capital lease obligations
Value of Warrants issued	160,554	(150,900)
Net cash provided by financing activities	272,554	284,810

Increase (decrease) in cash	(5)	940
Cash - beginning of period	2,258	1,618
Cash - ending of period	$2,253	$2,258

Supplemental disclosures:
Interest paid
Income taxes paid	$-	$-

Shares issued for services	$32,000	593,000
Number of shares issued for services	400,000	*112,568
Shares issued for debt	$360,966	1,111,865
Number of shares issued for debt	1,534,333	*840,660
Imputed value of warrants issued with debt	-

All share after 10 to 1 reverse split

Global Entertainment Holdings Inc.
Notes To Consolidated Financial Statements
April 15, 2009

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

As discussed in Note 2, the Company has entered into a Chapter 11 Plan of Reorganization under the United States Bankruptcy Code. In June, 2006 the Company received it’s discharge from the Bankruptcy Court. Liabilities exceed assets by $109,618 at December 31, 2008. The Company's net loss for the year ended December 31, 2008 is $181,377. The ability of the Company to continue as a going concern remains dependent upon successful operation as it comes out from the bankruptcy plan, obtaining additional capital and financing, and generating positive cash flow from operations. The Company intends to seek additional capital either through debt or equity offerings and believes that increased volume and reduction in its lead time to finance and collect on funded cases will ultimately lead to profitability and positive cash flows. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

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

Cash and cash equivalents

Cash includes all short-term highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less. At times cash deposits may exceed government insured limits. At December 31, 2008 there were no cash deposits that exceeded those insured limits.

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

Fixed Assets

Fixed assets are stated at cost less accumulated depreciation. Depreciation is recorded on a straight-line basis over a period of the shorter of the related applicable lease term or the estimated useful lives of the assets ranging from 3 to 5 years. Depreciation expense for the years ended December 31, 2008 and 2007 was $6,463 and $26,001respectively.

The Book, TV and Film Rights costs are recorded as assets as required by the AICPA Statement Of Position 00-2. The costs will be amortized using the individual film forecast computation method.

Global Universal Film Group, Inc., purchased the majority of the Books, TV and Movie Rights.  in January, 2006, for approximately $160,000. The total as of December 31, 2008 and December 31, 2007 respectively is $223,855 and $200,005.  The expenditures that are related to specific Film, TV or Book projects are capitalized as a long-term asset.  The capitalized costs will be amortized using the individual film forecast computation method as film revenues are obtained.

The expenditures that have been incurred during the year 2007 for the slate of seven films has been approximately $26,850 in fees to obtain the Louisiana tax credits. These expenditures have been capitalized as required by AICPA SOP 00-2.

The Company adheres to the AICPA Statement of Position 98-1 Accounting For The Cost Of computer software Developed or Obtained For Internal Use. During the year 2007 the Company had expenditures of $6,000 for Global Universal film Group Inc. our subsidiary for the development of its website. Software purchased will be amortized over a period of three years straight-line basis. The amortization will begin in the year 2008. T he amortized amount for the year 2008 was $2,000.

Revenue recognition

Film revenue from licensing agreements is recognized when the license period begins and the licensee and the Company become contractually obligated under a non-cancellable agreement. All revenue recognition for license agreements is in compliance with the AICPA's Statement of Position 00-2, Accounting by Producers or Distributors of Films.  To date, Global Universal has not realized any film revenue.

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

On September 22, 2008, the Company entered into an Exclusive License Agreement with its Canadian affiliate, Global Universal Pictures, Inc. (“GUP”), whereby the Company granted a worldwide, exclusive license to GUP to use the work entitled "Blue Seduction" (the "Film"). The license includes: (1) the right to promote the Film throughout the world in all languages and in all distribution markets, including TV, home video, DVD and non-theatrical and theatrical markets, and (2) merchandise rights relating to all goods and services appearing in the Film. The Company owns a thirty percent (30%) equity interest in GUP.

As a condition to the license, GUP agreed to credit the Company as the source of the original concept for the Film and Mr. Gary Rasmussen, the Company's President, as Executive Producer.

Subject to financing of the Film, GUP agreed to pay the Company an all inclusive one-time fee of (i) U.S. $150,000, evidenced by a Promissory Note due March 31, 2009 (the "Fee"), and (ii) revenue representing 50% of GUP's "Net Receipts" from the sale of the Film rights in the worldwide marketplace.

The $150,000 fee has been recorded as deferred revenue and will be amortized as a percentage of the net receipts from the sale of the film rights.

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

Stock-based Compensation

In December 2004, the FASB issued SFAS No. 123 (revised 2004).  Share-Based Payment which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.  The Company adopted SFAS No. 123(R) as of December 31, 2005.   Stock issued for services totaled $32,000 and $783,018 for the years ended December 31, 2008 and 2007, respectively.

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

The following table represents the effect on net (loss) and (loss) per share if the Company had applied the fair value based method and recognition provisions of SFAS No. 123:

	2008	2007
Net (loss), as reported	$(181,377)	$(610,700)
Add: Employee stock-based compensation Expense, as reported		19,500
Deduct: Total stock-based employee compensation expense determined under fair value method		(19,500)
Pro forma net (loss)	$(181,377)	$(610,700)
Net (loss) per common share
Basic (loss) per share, as reported	$(0.02)	$(0.23)
Basic per share, pro forma	$(0.02)	$(0.23)

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

C.  Debenture Claims. In calendar years 2002 and 2003 California LitFunding issued debentures to seven individuals, creating approximately two hundred thousand dollars ($200,000) in debt obligations. Included is a $10,000 debenture payable to a related party. These claims are unsecured and they are undisputed. In November 2006 the Company won a Judgment against Alan Schuchman for fees owed, a stipulation in the Judgment was that Mr. Schuchman forfeits the $ 10,000 debenture he was holding. On December 28, 2007, the Company converted $150,000 principal amount of the debentures, plus approximately 21,000 in accrued interest, into 17,100 shares of Common Stock. The balance of debentures at December 31, 2008 is $40,000. The Company has not made the semi annual interest payments in the year 2008 and 2007 with respect to the $40,000 remaining amount of debentures. The accrued interest is $9,900, as of December 31, 2008.

D.  Unsecured Claims Other Than Debenture Claims and IEP Claims. The Debtors have approximately $339,653 in allowed unsecured claims. These amounts are subject to compromise and are included in trade and miscellaneous claims in the accompanying balance sheet at December 31, 2005. During the months ended March 31, 2006 , the debtors elected to convert $244,169 to 145,410 shares of the Companies $0.001 par value common stock and $ 157,258 to notes payable with a maturity date of June 15, 2006. The remaining balance due as of December 31, 2008 is $47,265.00.

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

On September 22, 2008, the Company entered into an Exclusive License Agreement with its Canadian affiliate, Global Universal Pictures, Inc. (“GUP”), whereby the Company granted a worldwide, exclusive license to GUP to use the work entitled "Blue Seduction" (the "Film"). The license includes: (1) the right to promote the Film throughout the world in all languages and in all distribution markets, including TV, home video, DVD and non-theatrical and theatrical markets, and (2) merchandise rights relating to all goods and services appearing in the Film. The Company owns a thirty percent (30%) equity interest in GUP.

As a condition to the license, GUP agreed to credit the Company as the source of the original concept for the Film and Mr. Gary Rasmussen, the Company's President, as Executive Producer.

Subject to financing of the Film, GUP agreed to pay the Company an all inclusive one-time fee of (i) U.S. $150,000, evidenced by a Promissory Note due March 31, 2009 (the "Fee"), and (ii) revenue representing 50% of GUP's "Net Receipts" from the sale of the Film rights in the worldwide marketplace.

Note 4 – Income taxes

The Company recognizes deferred income taxes for the difference between financial accounting and tax bases of assets and liabilities. Income taxes for the years ended December 31, 2005 and 2004 consisted of the following:

	As of December 31,
	2008	2007

Current tax benefit (provision)	$0	$0
Deferred (benefit) provision	0	0

Total income tax provision	$0	$0

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

The differences between the statutory and effective tax rates are as follows for the year ended December 31, 2008:

	December 31,
	2008		2007
Federal statutory rates	$(181,377)	(34%)	$(610,700)	34%
State income taxes	0		0
Valuation allowance for operating loss carry forwards	(181,377)	34%	(610,700)	34%
Permanent difference for discharge of debt	0	0%	0	0%
Other	0	0%	0	0%
Effective rate	$0	0%	$-0-	0%

Note 5 - Contingent Advances

Contingent advances occurred when the Company, operating as LitFunding Corp., entered into agreements with lawyers and law firms whereby the Company advanced funds for litigation costs on selected cases. Generally, the Company would be repaid those amounts, plus negotiated fees, when and if a case was settled. These agreements were non-recourse, but were secured by a lien against any awards in the case.  Fees were generally based on the length of time the advances were outstanding.  If the fee was less than the award or settlement, the fees would be reduced to the amount of the recovery.

Most of those advances were for cases well over 36 months old and past management undertook very little or no contact or follow up with most of the attorneys involved with the remaining cases.  Current management surveyed most of the attorneys and is of the opinion that our chances of recovering all or a significant portion of our advances and fees is highly doubtful.

Therefore, at December 31, 2007 we have increased the impairment allowance by $226,663, bringing the allowance to 100% of the contingent advances outstanding of $416,750 and a corresponding impairment allowance of $416,750.

The Company has no contingent advances as of December 31, 2008. In March of 2008, the Company divested itself of this former business with the sale of LitFunding USA, Inc.

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

On March 5, 2008, the Company authorized the issuance of 283,333 shares of its $0.001, par value, restricted common stock for the conversion of a note in the amount of $42,500 held by Davric Corporation relating to LFC 104. The conversion share price was $0.15. These shares were issued April 22, 2008. On March 5, 2008, the Company authorized 180,000 shares of its $0.001 par value restricted common stock for the conversion of a note in the amount of $27,000 held by Davric Corporation relating to LFC 105. The conversion share price was $0.15. These shares were issued April 22, 2008.

On March 31, 2008, the Company authorized 500,000 shares of its $0.001 par value restricted common stock for the conversion of a note in the amount of $50,000 held by Green Realty Corp. relating to LFC 101. The conversion share price was $0.10. These shares were issued April 25,2008.  As of December 31, 2008, the Company has no participation obligations.

The participation obligations were notes held in individual Limited Liability Companies, of which LitFunding USA served as the managing member.  In March 2008, the Company divested itself of LitFunding USA.  The funds from the notes were advanced to law firms to fund litigation cases with a monthly fee charged until the case is won or settled. The investor could then decide to take their portion of the fees and reinvest the principal amount back in to another case, or withdraw the principal thus reducing the note balance. If the case was lost, the investment of the investor would be lost and the note balance would be reduced by the amount of the loss.

There were no obligations retained by the Company after the reorganization, the obligations that are currently on the balance sheet were established after the reorganization.

Note 8 - Debentures

During the years ended December 31, 2002, the Company issued 5-year 9% convertible debentures amounting to $200,000, due January 1, 2007. Included is one debenture due to a related party for $10,000. Interest is due semi-annually on the first day of June and December of each year, commencing June 1, 2003 until fully paid. As part of the plan of reorganization, these debentures have an amended maturity to June 2008. In December 2007, the Company converted $150,000 principal amount of the debentures, plus approximately $21,000 in accrued interest, into 17,100 shares of Common Stock.  At December 31, 2008, the Company had accrued interest totaling $9,900.

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
Notes payable at December 31, 2008 is comprised of the following:

Note payable to entity, original balance of $19,181. Principal and interest due June 15, 2006. The Note is unsecured.	$9,591

Note payable to entity, original balance $32,187. This note is unsecured.	$6,094

Note payable to entity, original balance of $15,000 due in three monthly installments of $5,000 beginning April 15, 2006. The Note is unsecured.	$10,000

Note payable to entity, original balance of $30,502 due in two monthly installments of $15,251 beginning April 15, 2006. The Note is unsecured.	$10,081

Advances to be converted into notes.	$29,000

Notes payable face amounts totaling $42,500, with various interest rates and due dates. The notes have been verbally extended.	$42,500

Note payable face amount $40,000 , dated May 1, 2008, interest rate 12% due date April 30, 2009.	$40,000

Note payable face amount $20,000, dated May 1,2008, interest rate 12% due date April 30, 2009.	$20,000

Note payable face amount $8,000, dated July 7, 2008, interest rate 12% due date March 31,2009	$8,000

Note payable face amount $4,500, dated July 8, 2008, interest rate 12% due date March 31, 2009	$4,500

Note payable face amount $4,500 date August 19, 2008, interest rate 12% due date March 31, 2009	$4,500

Global Notes with no specified due dates and varying interest rates.	$59,383

Total	$243,604

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

On July 24, 2007, a Security Agreement was signed between LitFunding Corp. and James Paul Gietz (“Secured Party”). The agreement establishes a security interest in certain property as collateral for amounts that may be invested in common stock of LitFunding Corp. by the Secured Party. The collateral all now existing and hereafter arising accounts receivable, contract rights, license rights and all other forms of obligations owing to LitFunding arising out of the advance of monies to attorneys. Periodic redemption and pro-rata release of collateral commenced on October 1,2007 and recurring every ninety days until January 1, 2010, the Secured Party shall have the option to redeem 50,000 shares of its LitFunding common stock directly from LitFunding at a fixed price of $25,000. The collateral will be reduced proportionately. To date, the Secured Party has not exercised this option to cause the Company to redeem any shares of stock.

At December 31, 2008 the contingent liability of the Security Agreement was 200,000 shares of common stock at $.50 per share.

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

Common Stock Issued in 2008

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

On March 5, 2008, the Company authorized the issuance of 283,333 shares of its $0.001, par value, restricted common stock for the conversion of a note in the amount of $42,500 held by Davric Corporation relating to LFC 104. The conversion share price was $0.15. These shares were issued April 22, 2008. On March 5, 2008, the Company authorized 180,000 shares of its $0.001 par value restricted common stock for the conversion of a note in the amount of $27,000 held by Davric Corporation relating to LFC 105. The conversion share price was $0.15. These shares were issued April 22, 2008.

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

On May 9, 2008 100,000 shares of unrestricted common stock, par value $0.001, were issued to Imperial Capital Holdings pursuant to the terms of the Equity Investment Agreement that requires the cash purchase of the Company’s common stock. The share price was $0.09.  These shares were issued pursuant to our registration statement on form SB-2, effective on June 5 2007.

On May 19, 2008, we issued 40,000 shares of restricted common stock, par value $0.001, to Jerry E. Polis as an enticement for a $20,000 loan, the share price was $0.08.

On May 19, 2008, we issued 80,000 shares of restricted common stock, par value $0.001, to Davric Corp. as an enticement for a $40,000 loan, the share price was $0.08.

On May 21, 2008 100,000 shares of unrestricted common stock, par value $0.001, were issued to Imperial Capital Holdings pursuant to the terms of the Equity Investment Agreement that requires the cash purchase of the Company’s common stock. The share price was $0.10. These shares were issued pursuant to our registration statement on form SB-2, effective on June 5 2007.

On May 27, 2008 100,000 shares of unrestricted common stock, par value $0.001, were issued to Imperial Capital Holdings pursuant to the terms of the Equity Investment Agreement that requires the cash purchase of the Company’s common stock. The share price was $0.08. These shares were issued pursuant to our registration statement on form SB-2, effective on June 5 2007.

On May 30, 2008, we issued 200,000 shares of restricted common stock, par value $0.001, as directed by Stanley Weiner, in consideration for the cancellation of an outstanding loan, at a per share price of $0.10. Stanley Weiner is the Company’s Vice President of Finance and a member of the Board of Directors.

On May 30, 2008, we issued 104,760 shares of restricted common stock, par value $0.001, as directed by Stanley Weiner, to the Marital Trust created under the will of Blanche Weiner, in consideration for the cancellation of an outstanding loan, at a per share price of $0.10. Stanley Weiner is the Company’s Vice President of Finance and a member of the Board of Directors.

On May 30, 2008, we issued 95,240 shares of restricted common stock, par value $0.001, as directed by Stanley Weiner, to the Disclaimed Residential Trust created under the Will of Blanche Weiner, in consideration for the cancellation of an outstanding loan, at a per share price of $0.10.  Stanley Weiner is the Company’s Vice President of Finance and a member of the Board of Directors.

On June 5, 2008 100,000 shares of restricted common stock, par value $0.001, were issued to Imperial Capital Holdings pursuant to the terms of the Equity Investment Agreement that requires the cash purchase of the Company’s common stock. The share price was $0.08. These shares were issued pursuant to our registration statement on form SB-2, effective on June 5 2007.

Additionally, in November, 2008, the Company’s Board of Directors authorized the issuance of an additional 500,000 shares of Series C Preferred stock to Mr. Rasmussen in partial consideration for his agreement to: (i) reduce his salary to $10,000 per month, (ii) to defer the receipt of his salary and other compensation until such time as the Company has sufficient funds, and (iii) for his agreement to forego receipt of all accrued salary due him from inception of his employment through September 30, 2008. These shares were not issued until March, 2009.

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

Series “B” Convertible Preferred Stock

Pursuant to the reverse tri-party merger with Global Universal Film Group, Inc., we issued a total of 1,500,000 shares of Series B Convertible Preferred Stock to the stockholder’s of Global Universal. Mr. Rasmussen owned 50% of the shares of Global Universal and also received 750,000 Series B Shares in the merger. Ms. Jacqueline Giroux, President of Global Universal, received 750,000 shares.  In December 2007, we issued an additional 2,490,134 shares of Series B Preferred stock in exchange for the cancellation of $273,915 in debt of Global Universal.  Mr. Rasmussen received 343,227 shares directly in his name, and Rochester Capital Partners received 641,225 shares. Ms. Giroux received 1,505,682 shares directly in her name. The total 3,990,314 shares of our Series B Preferred stock outstanding are convertible into 3,990,134 shares of common stock at anytime.

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

Series “C” Convertible Preferred Stock

In January, 2008, in keeping with the restructuring efforts of the new management team, the Board authorized the issuance of 6,000,000 shares of a non-dilutive, convertible preferred stock entitled, Series C Convertible Preferred Stock (“Series C Stock”). The Series C Stock is non-dilutive and, the initial 6,000,000 shares authorized, will convert into 60% of the Company’s outstanding common stock as calculated immediately after such conversion. On April 4, 2008, the Company filed a Certificate of Designation relating to its Series C Convertible Preferred Stock with the Nevada Secretary of State. On November 8, 2008, the Board approved an amendment to the Certificate of Designation of the Series C, which provided for 6,500,000 shares authorized, converting into 65% of the outstanding common stock at the time of conversion, to correct an error in the original filing.  A full description of the terms and conditions of the Series C Preferred Stock is provided in Exhibit 3.3, filed with our quarterly report on Form 10-QSB on August 14, 2008.

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

Rent expense for the years ended December 31, 2008, 2007 and 2006 was $9,800,  $44,046, and $48,908, respectively.

The Company utilizes the private office of its CFO, Terry Gabby, to support his services for the Company, and retains a mailing address in Las Vegas, Nevada, at a cost of about $200, annually, with an address of 2375 E. Tropicana Avenue, Suite 8-259, Las Vegas, Nevada 89119.

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

We incurred no costs to Global Universal in procuring verbal indications of interest from the agents of Kevin Spacey and Billy Crystal. A formal offer was made to Billy Crystal’s agent and no response has yet been received.  The script for “Mavericks in Toyland” was originally developed by a third party and optioned by Kevin Spacey. Also, there are no ongoing costs, other than the costs we will incur for renewing the three LLC’s formed in Louisiana; Global Universal Film Finance, LLC., and Global Universal Film Productions, LLC and Global Universal Mavericks in Toyland, LLC.

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

Note 12- Net Income (Loss) Per Share

Net income per share is calculated using the weighted average number of shares of common stock outstanding during the year. Options/Warrants to purchase 445,459 and 25,000 common shares were not considered in the calculation for diluted earnings per share for the years ended December 31, 2008 and December 31, 2007 respectively. In accordance with SFAS No. 128, the control number used in determining the dilutive effect of warrants and options is based on operating income. Therefore, because the Company experienced a net operating loss as of December 31, 2008, the effect of their inclusion based would be anti-dilutive and hence, were not included.

	2008			2007
	Income (Loss)	Shares	Per Share	Income (Loss)	Shares	Per Share
Net income (loss) before extraordinary item	$(207,627)			$(934,629)
Extraordinary item	26,250			323,929
Total	$(181,377)			(610,700)

Preferred dividends	0			0
Income (loss) available to common shares holders	$(181,377)			$(610,700)

Basic earnings (loss) Per Share:
Before extraordinary item	$(207,627)	10,954,988	$(0.02)	$(934,629)	4,005,251	$(0.23)
Extraordinary item	26,250	10,954,988	$0.00	323,929	4,005,251	$0.08

Total	$(181,377)	10,954,988	$(0.02)	$(610,700)	4,005,251	$(0.15)

Note 13– Related Party

Gary Rasmussen, our CEO and Chairman, also serves as the Chairman and Secretary of our subsidiary, Global Universal Film Group.  As a result, Mr. Rasmussen received shares of our Series B Preferred stock, both directly and indirectly through Rochester Capital Partners (RCP), in connection with our acquisition of Global Universal Film Group, and in consideration of the cancellation of notes payable from Global Universal Film Group. Additionally, Mr. Rasmussen is the General Partner of Rochester Capital Partners, our controlling and largest shareholder.

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

Options and Warrants Exercised

During the year ended December 31, 2008, no options were exercised, and 100,000 warrants were exercised. The warrants and options were issued to both non-employees for services and to Directors of the Company and creditors. The warrants and options issued to Directors of the Company were part of the compensation package promised to Directors in August 2004 and are priced accordingly.

The summary of activity for the Company's stock options and warrants is presented below and takes into effect the reverse split of our common stock on a 1-for-10 basis in December 2007:

	Year ended December, 2008	Weighted Average Exercise Price	Year ended December, 2007	Weighted Average Exercise Price

Options/Warrants outstanding at beginning of Period	481,675	$4.20	601,075		$4.20
Granted	445,459	$0.36	25,000		$0.80
Exercised	100,000	$.001		$
Amended	300,000	$0.32
Terminated/Expired	(444,250)	$2.63	(144,400)
Options /warrants outstanding at end of period	481,675	$1.65	481,675		$3.20
Options/warrants exercisable at end of period	481,675	$1.65	481,675		$3.20

Price per share of options outstanding	$0.10-$70.00		$0.10-70.00

Weighted average remaining contractual lives	1.69 years		1.75 years

Weighted average fair value of options granted during the period	$0.08		$0.79

Note 15 - Subsequent Events

Divestiture of LitFunding USA

On March 28, 2008, the Company entered into Stock Purchase Agreement with Iscom, Inc., whereby, effective on March 31, 2008, we divested ourselves of LitFunding USA, Inc., a Nevada corporation, and all of its assets and liabilities. LitFunding USA was a wholly-owned subsidiary of the Registrant and, through its six, wholly-owned subsidiary LLC companies, was engaged in the business of advancing funds to Plaintiffs attorneys on various legal actions, for which it anticipated earning a fee along with the return of such advances upon a favorable outcome of the litigation. The business operations of LitFunding USA, and corresponding liabilities, represented the bulk of the Registrant's former core business operations. As a wholly-owned subsidiary of the Company, LitFunding USA's substantial liabilities were required to be reported on the Company's balance sheet, while the assets, consisting primarily of advances and fees due, contingent upon the successful outcome of litigation, could not be booked due to their uncertainty of collection.

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

Item 9.        Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

We have appointed Lawrence Scharfman & Co., CPA, P.C., as the Company's independent accountants for the years ended December 31, 2008, and 2007.

Item 9A.    Controls and Procedures

We conducted an evaluation, with the participation of Gary Rasmussen, our current Chief Executive Officer, and Terry Gabby, our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of December 31, 2008, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, Messrs. Rasmussen and Gabby have concluded that as of December 31, 2008, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, because of the Company’s limited resources and limited number of employees, management concluded that, as of December 31, 2008, our internal control over financial reporting is effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with the U.S. generally accepted accounting principles.

Management has abandoned its former business model in March of 2008, and does not therefore believe that its current business, after taking into consideration its current controls and procedures could result in a reoccurrence of the material weaknesses which occurred with respect to the 2007 financial statements.

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

Changes in internal controls

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15d-15 under the Exchange Act that occurred during the year ended December 31, 2008, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

None.

PART III

Item 10.     Directors, Executive Officers and Corporate Governance

The members of the board of directors serve for one year terms and are elected at the next annual meeting of stockholders, or until their successors have been elected.  The officers serve at the pleasure of the board of directors.

Resignations and Appointments of Officers and Directors

Information as to our current directors and executive officers of the Company is as follows:

Name	Age	Title
Gary Rasmussen	56	CEO and Director
Terry Gabby	64	CFO and Treasurer
Stanley Weiner	65	Director and VP of Finance
Virginia Perfili	50	Director

Duties, Responsibilities and Experience of Director & Officers of Global Entertainment Holdings.

Gary Rasmussen.  Mr. Rasmussen has served as our Chief Executive Officer and Chairman of the Board of Directors since September of 2007.  In such capacity, he oversees our ongoing business development, acquisitions and financing. Mr. Rasmussen has an extensive background spanning over 30 years as an entrepreneur with vast experience in all phases of business development, having been a founder, chief executive officer or director of numerous private and publicly-held corporations engaged in the areas of cable television, investment banking, mortgage banking and motion pictures.  He has extensive experience in structuring debt and negotiating equity capital for both public and private enterprises, implementing short and long term business planning, acquisitions and divestitures, and has played a leading role in spearheading several publicly held corporations from their inception. From November of 2004 through September of 2007, Mr. Rasmussen was self-employed as a business consultant, working primarily with small publicly traded companies.  Prior to November, 2004, Mr. Rasmussen was a founder, consultant and non-executive Chairman of Infinicall, a public company engaged in developing a VoIP (Voice over Internet Protocol) technology to provide residential phone services to consumers with an Internet connection.  Mr. Rasmussen holds a Bachelor degree in Business Administration from Western Michigan University.

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

In 1990, Orphan ventured into producing feature films.  Orphan joined forces with Gary Rasmussen (currently CEO of LitFunding), who was instrumental in restructuring the company as a publicly-traded entity, as well as raising capital for several films that were produced by Orphan.  Ms. Perfili was both producer and executive producer for the feature films, “Mirror Mirror” and “Mirror Mirror 2: Raven Dance”, and spearheaded their marketing and distribution.  Both of these independent feature films enjoyed theatrical, cable,  Pay-Per-View, TV broadcast, VHS, DVD, and Laser Disc releases, domestically.  In 1995, she directed another sequel, Mirror, Mirror III: The Voyeur.  Ms Perfili has always had a keen eye for recognizing fresh, new talent as demonstrated by the fact that she cast a then unknown young actor, Mark Ruffallo, as the male lead in both Mirror, Mirror 2 and Mirror, Mirror III, his very first leading roles in a feature film.

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

Management Biographies for Global Universal Film Group, Inc. and Global Universal Pictures, Inc.

Jacqueline Giroux.  Jacqueline Giroux is the CEO, President and Treasurer of our wholly-owned subsidiary, Global Universal Film Group, a film production and distribution company that she founded in 1997. Additionally, she is the founder and President of Global Universal Pictures, Inc., a federally chartered Canadian corporation, which is 30% owned by the Company.  In March, 2006, Global Universal became a wholly-owned subsidiary of Global Entertainment Holdings (OTCBB: GBHL), in a merger transaction whereby the original stock holders of Global Universal received 1,500,000 shares of GBHL Series B, convertible preferred stock.  Prior to Global Universal’s merger with GBHL, Ms. Giroux was a co-founder, director and President of a publicly-traded company engaged in Internet Telephony (VoIP communications). Ms. Giroux is also the founder and President of Global Universal Pictures, Inc., a Canadian corporation, which is 30% owned by Global Entertainment Holdings.

Ms. Giroux has experience in managing publicly-held companies and considerable expertise in film financing and developing worldwide business relationships for co-producing and financing motion pictures. Jackie is also a writer, producer and director of feature films, and has been awarded “keys” to numerous U.S. Cities for her lecturing and fund raising for charity organizations in the United States. In addition, Ms. Giroux created an online casting website for Global Universal, which will be utilized to find and cast talent worldwide: www.youvegotthepart.com.

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

Jacqueline Giroux has extensive experience in structuring financing and co-production deals, having successfully arranged for co-productions between Canada, France and Germany, as well as Canada, France and Australia.  In 2000, she wrote and directed “Coo Coo Café”, a satire on the media networks.  “Coo Coo Café” the first film produced in New Brunswick Canada, was invited to the Sundance Film Festival, as well as received an invitation by the American Film Institute to be considered as one of the Best Screenplays of the year 2000.  She is a past nominee of The New York Film and Video Festival, and The Cannes Film Festival’s “Out of Competition” series. She has been profiled in several books, and appeared on The Tonight Show, The Merv Griffin Show, and The Geraldo Rivera Show, “Now It Can Be Told”.

Terry Gabby – CFO (See biography above)
Virginia Perfili – Vice President of Production. (See biography above)
Gary Rasmussen – Chairman & Secretary.  (See biography above)

Management Biographies for Global Universal Entertainment, Inc.

Peter Liapis.  Mr. Liapis was recently hired to serve as the President of Global Universal Entertainment, Inc., a wholly-owned subsidiary.  Global Universal Entertainment was formerly known as Easy Money Express, a subsidiary intended by former management of the Company to conduct financial transactions.

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

David Richter.  David Richter will serve as Production Executive for Global Universal Entertainment, a wholly-owned subsidiary of the Company (“GUE”).  Mr. Richter will be applying a decade of production related experience and entrepreneurial skill to the challenging task of assisting GUE in rolling out its slate of  planned films.  David Richter is also working with Global Entertainment Holdings, assisting management with the preparation of corporate materials and packaging financial presentations designed to facilitate overall financing for the Company.

David graduated from Colorado State University 1991 with a B.A. degree in Communication and a minor in English. While attending CSU, he was awarded a scholarship from their prestigious creative writing program.  After college, David began his career in broadcast video production, working as a producer for the CBS affiliated KKTV television station in Colorado Springs, Colorado.  He produced and directed some 80 local and regional commercials and won the Colorado Broadcasters Award for Best Low Budget Commercial in that market in 1993.  He moved to Los Angeles in 1994, and has worked in all categories of film and video production.  He has produced and directed promos and commercials, line produced and post production supervised film projects, operated beta-cam, worked as an editor at a post house, hired cast & crew, scheduled & budgeted, location scouted, and supervised film processing &  telecine transfers.  He honed his artistic skill by studying acting and directing for 3 years at the well-known Beverly Hills Playhouse.  From 1998 to 2004 he founded his own production company which focused on marketing and advertising for the automotive industry.  For the last 5 years he has been an entrepreneur in the construction industry and holds a State of California General Contractor’s License.

Terry Gabby – CFO & Treasurer.  (See biography above)
Gary Rasmussen – Chairman & Secretary.  (See biography above)

Election of Directors and Officers.

Directors are elected to serve until the next annual meeting of stockholders and until their successors have been elected and qualified. Officers are appointed to serve until the meeting of the Board of Directors following the next annual meeting of stockholders and until their successors have been elected and qualified.

No Executive Officer or Director of the Company within the last 5 years has been the subject of any Order, Judgment, or Decree of any Court of competent jurisdiction, or any regulatory agency permanently or temporarily enjoining, barring suspending or otherwise limiting him from acting as an investment advisor, underwriter, broker or dealer in the securities industry, or as an affiliated person, director or employee of an investment company, bank, savings and loan association, or insurance company or from engaging in or continuing any conduct or practice in connection with any such activity or in connection with the purchase or sale of any securities.

No Executive Officer or Director of the Company within the last 5 years has been convicted in any criminal proceeding (excluding traffic violations) or is the subject of a criminal proceeding which is currently pending.  No Executive Officer or Director of the Company is the subject of any pending legal proceedings.

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

Other than Mr. Gabby, our CFO, we have no additional financial experts. We believe the cost related to retaining a financial expert at this time would be prohibitive and an unnecessary strain on our limited financial resources. Further, because of our start-up operations, we believe the services of a financial expert are not warranted.

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

Item 11.  Executive Compensation

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

Summary Compensation Table
For Fiscal Year- Ended 2008 and 2007
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Options Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value & Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Morton Reed President, CEO & Director (1)	2008	NONE	NONE	NONE	NONE	NONE	NONE	0	0
	2007	252,000	NONE	NONE	NONE	NONE	NONE	$56,380	$308,380
Gary Rasmussen CEO & Director (2)	2008 2007	120,000 252,000	NONE NONE	NONE NONE	NONE NONE	NONE NONE	NONE NONE	0 0	120,000 $252,000
Terry Gabby,CFO	2008	55,000	NONE	NONE	NONE	NONE	NONE	NONE	$55,000
	2007	55,000	NONE	16,500	$19,500	NONE	NONE	NONE	$75,000

(1) Mr. Reed resigned all positions with the Company on August 31, 2007, for health reasons.

(2) Mr. Rasmussen waived his right to any salary from the Company on November 8, 2008, for the period commencing with his appointment as our CEO, through September 30, 2008. Additionally, he voluntarily reduced his salary to $10,000 per month, which shall be accrued until such time as the Company has attained sufficient capital to pay salaries.

OUTSTANDING EQUITY AWARDS
AT FISCAL YEAR- END AS OF 12/31/2008

Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price($) (e)	Options Expiration Date (f)	Number of Shares or Units of Stock That Have Not Vested (#) (g)	Market Value of Shares or Units of Stock That Have Not Vested ($) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (j)
Gary Rasmussen CEO & Director	NONE	NONE	NONE	NONE	NONE	NONE	NONE	NONE	NONE
Terry Gabby, CFO	25,000 5,000 5,000	NONE	NONE	$0.80 $0.40 $0.40	8/30/09 11/21/09 11/27/09	NONE	NONE	NONE	NONE
Stanley Weiner, Board Member	3,750 1,875 1,875 1,875 1,875	NONE	NONE	$2.00 $2.00 $2.00 $2.00 $2.00	1/20/10 8/6/09 11/6/09 2/6/10 5/6/10	NONE	NONE	NONE	NONE

All options and warrants have been authorized by the Board of Directors.  All options and warrants issued were for services rendered.

DIRECTOR COMPENSATION
For Fiscal Year- Ending 12/31/2008

Name (a)	Fees Earned or Paid in Cash ($) (b)	Stock Awards ($) (c)	Option Awards ($) (d)	Non-Equity Incentive Plan Compensation ($) (e)	Change in Pension Value and Nonqualified Deferred Compensation Earnings (f)	All Other Compensation ($) (g)	Total ($) (h)
Stanley Weiner	NONE	NONE	NONE	NONE	NONE	NONE	$0
Gary Rasmussen	NONE	NONE	NONE	NONE	NONE	NONE	0
Virginia Perfili	NONE	32,000	NONE	NONE	NONE	NONE	$32,000

The amounts in all Other Compensation columns for the Board members are the fair value of warrants that were issued to the Board members for their past services.  All of the warrants were vested on the grant date.  None have been exercised.

EMPLOYMENT AGREEMENTS

Gary Rasmussen

Mr. Rasmussen has not yet entered into a written employment agreement with the Company. However, the Board of Directors authorized compensation and benefits for him that are commensurate with those provided to his predecessor, Morton Reed. Therefore, the Company had accrued a salary base of $252,000 per annum. No portion of this salary was paid and Mr. Rasmussen elected to waive all accrued salary for the fiscal year ending December 31, 2007. At a meeting of the Board on November 8, 2008, Mr. Rasmussen officially reduced his salary to $10,000, per month, with the provision that his salary be accrued until such time as the Company has attained sufficient capital. Further, Mr. Rasmussen has waived all of his salary previously accrued through September 30, 2008.  Mr. Rasmussen has not received any salary for his services to the Company from inception of his employment as CEO through March 31, 2009.

Terry Gabby

Mr. Gabby entered in to an employment agreement effective June 29, 2005, to serve as the Company’s Chief Financial Officer with an annual salary of $55,000.  Mr. Gabby received 1,000 options at $4.10 per share expiring on July 1, 2007.  These options were vested at the date of grant.  Mr. Gabby received 5,000 options in November 2006 exercisable at $0.40 per share and will expire on November 21, 2009. In November 2006 Mr. Gabby received 5,000 warrants exercisable at $0.40 per share and will expire on November 27, 2009. The fair value of these options and warrants is calculated to be $4,425.  In August 2007 Mr. Gabby received 25,000 options exercisable at $0.80 per share and will expire on August 30, 2009. The fair value of these options is calculated to be $19,500.
Director Compensation and Other Arrangements

All directors will be reimbursed for expenses incurred in attending Board or committee meetings.  From time to time, certain directors, who are not employees, may receive shares of common stock. Additionally, directors are eligible to participate in any stock option plans.

Compensation Committee

The Company does not have a compensation committee of the Board of Directors.  Until a formal committee is established, the Board of Directors will review all forms of compensation provided to our executive officers, directors, consultants and employees, including stock compensation.

Option Grants in Last Fiscal Year

The following Warrants were issued to Worldwide Financial Solutions (“WFS”) during the year ending December 31, 2008.

On April 3, 2008, we issued WFS a warrant to purchase 100,000 shares of our common stock at a price equal to its par value. This warrant was exercised.

May 15, 2008, we issued WFS warrants to purchase an aggregate of 345,359 shares of our common stock upon the terms set forth in the table below.

	EXERCISE		Fair		EXERCISE	EXERCISE	CLOSING
GRANT DATE	THROUGH	WARRANTS	Value	AMOUNT	PRICE	Amount	PRICE	Issued For
5/15/2008	6/30/2008	100,000	$0.07	$6,700	$0.20	$20,000.00	$0.14	Financial Consulting
5/15/2008	8/15/2008	100,000	$0.08	$7,900	$0.40	$40,000.00	$0.14
5/15/2008	11/30/2008	100,000	$0.10	$10,000	$0.70	$70,000.00	$0.14
5/15/2008	2/15/2009	45,459	$0.12	$5,501	$1.00	$45,459.00	$0.14

4/3/2008		100,000	$0.07	$7,000	$0.001	$100.000	$0.08

		445,459	$0.44	$37,101	$2.30	$175,559.00

	Weighted Average		$0.08			$0.39

On November 8, 2008, the original term of the warrants issued to WFS, entitling themto purchase 300,000 shares of our common stock, were extended to an exercise date of not later than March 31, 2009. The exercise price was also amended as set forth in the table below.

	EXERCISE		Fair		EXERCISE	EXERCISE	CLOSING
GRANT DATE	THROUGH	WARRANTS	Value	AMOUNT	PRICE	Amount	PRICE	Issued For
11/8/2008	3/31/2009	100,000	$0.02	$2,000	$0.20	$20,000.00	$0.02	Financial Consulting
11/8/2008	3/31/2009	100,000	$0.02	$2,000	$0.25	$25,000.00	$0.02
11/8/2008	3/31/2008	100,000	$0.02	$2,000	$0.70	$70,000.00	$0.02

		300,000	$0.06	$6,000	$1.15	$115,000.00

	Weighted Average		$0.02			$0.38

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table presents information, to the best of our knowledge, about the beneficial ownership of our common stock on December 31, 2008, held by those persons known to beneficially own more than 5% of our capital stock and by our directors and executive officers.

On December 31, 2008, we had a total of 11,812,844 shares of common stock 3,990,134 shares of our Series B, Convertible Preferred Stock (“Series B”), and 6,500,000 shares of our Series C, Convertible Preferred Stock (“Series C”) issued and outstanding.

Each share of Series B stock is convertible into one share of common stock. The Percentage of Beneficial Ownership table below, assumes the conversion of the Series B shares into 3,990,134 shares of common stock with a total of 15,802,978 shares of common stock then outstanding.

The 6,500,000 shares of Series C stock outstanding are, in the aggregate, convertible into 65% of the issued and outstanding shares of common stock, calculated immediately following such conversion.  Each share of Series C stock is convertible, at will, into a pro-rata percentage (of 65%) of the total common stock outstanding upon conversion. In addition, each share of Series C stock carries voting rights equal to that number of shares of common stock that would result from the conversion of each share of Series C stock.  The two far right columns of the Percentage of Beneficial Ownership table does not assume the conversion of the Series C shares into common stock, but states only the amount of shares held, by whom and the percentage held of that Class.  Assuming  that all Series B stock was converted into 3,990,134 shares of common stock, the Company would have a total of 15,802,978 shares of common stock then outstanding.  Assuming that all Series C stock was then converted subsequent to the conversion of all Series B stock, the Series C stock would convert into 29,348,388 shares of common stock, resulting in a total of 45,151,366 shares of common stock issued and outstanding.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and does not necessarily indicate beneficial ownership for any other purpose. Under these rules, beneficial ownership includes those shares of common stock over which the stockholder has sole or shared voting or investment power. It also includes (unless footnoted) shares of common stock that the stockholder has a right to acquire within 60 days after December 31, 2008, pursuant to options, warrants, conversions privileges or other rights.  The percentage ownership of the outstanding common stock, however, is based on the assumption, expressly required by the rules of the Securities and Exchange Commission, that only the person or entity whose ownership is being reported has converted options or warrants into shares of our common stock.

Beneficial Ownership of Securities
				Number of	Percent
				Shares of	of Class
	Number of		Number of	Common	Owned	Number of
	Shares of	Percent	Shares of	Assuming	Assuming	Shares of
	Common	of Class	Series B preferred	Conversion	Conversion	Series C preferred	Percent
	Beneficially	Beneficially	Beneficially	of	of	Beneficially	of Class
Affiliates	Owned	Owned	Owned	Series B	Series B	Owned	Owned
Rochester Capital Partners	4,925,000	41.69%	641,225	5,566,225	35.22%
Gary Rasmussen - Director (4)	13,500	0.11%	1,093,227	1,106,727	7.00%	3,500,000	53.85%
Terry Gabby - CFO (5)	15,000	0.13%		15,000	0.09%
Virginia Perfili - Director	414,450	3.51%		414,450	2.62%
Stan Weiner - Director	612,383	5.18%		612,383	3.88%
Jacqueline Giroux (6)	59,855	0.51%	2,255,682	2,315,537	14.65%	3,000,000	46.15%

Shares held by Insiders	6,040,188	51.13%	3,990,134	10,030,322	63.47%	6,500,000	100.00%

5% Shareholders
Davric Corp.	921,334	7.80%		921,334	5.83%
Green, Andrew	597,500	5.06%		597,500	3.78%

Other Shareholders	4,253,822	36.01%		4,253,822	26.92%

Total Amounts	11,812,844	100.00%	3,990,134	15,802,978	100.00%	6,500,000	200.00%

Footnotes:

1.
As used in this table, “beneficial ownership” means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of, a security).  It also includes shares of common stock that the stockholder has the right to acquire within 60 days of December 31, 2008, which are treated as outstanding for the purpose of determining the percent of class by such stockholder. Unless otherwise indicated, the address for each of these stockholders is c/o Global Entertainment Holdings, 2375 E. Tropicana Avenue, #8-259, Las Vegas, Nevada 89119.

2.	Figures are rounded to the nearest tenth of a percent.

3.	Each share of Series B Preferred stock is convertible into one share of common stock by the holder at anytime.

4.
Mr. Rasmussen holds 13,500 shares of common stock and 1,093,227 shares of Series B Preferred stock directly in his name. The amount of shares indicated includes 4,925,000 shares of common stock and 641,225 shares of Series B Preferred stock owned by Rochester Capital Partners, LP. (RCP), a Nevada limited partnership. Gary Rasmussen, CEO of the Company, is the General Partner of RCP and owns a majority equity interest therein. As General Partner, Mr. Rasmussen has voting, investment and dispositive power over the shares of stock owned by the partnership. Additionally, Mr. Rasmussen owns 3,500,000 shares of our Series C stock directly in his name.

5.
Mr. Gabby holds 15,000 shares of common stock, options to purchase 5,000 and 25,000 shares of our common stock at a price of $0.40 and $ 0.80 per share respectively and warrants to purchase 5,000 shares of our common stock at a price of $0.40 per share.

6.
Jacqueline Giroux owns 59,855 shares of common stock, 2,255,682 shares of Series B Preferred and 3,000,000 shares of Series C Preferred stock directly in her name. Ms. Giroux is the President and CEO of Global Universal Film Group, our wholly-owned subsidiary, as well as the President of Global Universal Pictures, which is 30% owned by the Company.  She is neither an officer nor director of Global Entertainment Holdings.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

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

Item 14.  Principal Accounting Fees and Services

(1)           Audit Fees

The aggregate fees billed for professional services rendered by Lawrence Scharfman & Co., CPA, P.C., for the audit of our annual financial statements and review of the financial statements included in our Form 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for fiscal year 2008, was $35,000.

The aggregate fee billed for professional services rendered by Lawrence Scharfman & Co., CPA, P.C., for the audit of our annual financial statements for fiscal year 2008 was $35,000.

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

Not applicable.

Item 15.  Exhibits, Financial Statements and Schedules

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

3(i).1	Articles of Incorporation dated July 2, 1996 (Incorporated by reference to the exhibits to Form SB-2 filed on June 19, 2001)
3(i).2	Certificate of Amendment to Articles of Incorporation dated September 4, 1996 (Incorporated by reference to the exhibits to Form SB-2 filed on June 19, 2001)
3(ii).1	By-Laws dated September 2, 1996 (Incorporated by reference to the exhibits to Form SB-2 filed on June 19, 2001)
3(ii).2	Amendment of By-laws dated March 5, 1997 (Incorporated by reference to the exhibits to Form SB-2 filed on June 19, 2001)
3.3	Certificate of Amendment to Designation of Series B Convertible Preferred Stock, dated December 6, 2007 (10)
3.4	Certificate of Designation of Series C Convertible Preferred Stock, dated January 9, 2008 (Incorporated by reference to exhibit 3.3 to Form10-QSB filed on August 14, 2008)
3.5*	Amendment of Certificate of Designation of Series C Convertible Preferred Stock, dated November 8, 2008
4.1	Common Stock Certificate Form (Incorporated by reference to the exhibits to Form SB-2 filed on June 19, 2001)
10.1	Agreement between RP Entertainment Inc. and Brutus Productions dated May 1, 1999 (Incorporated by reference to the exhibits to Form SB-2A filed on August 3, 2001)
10.2	Amended 2002 Employee Stock Compensation Plan Prospectus dated September 2, 2003 (Incorporated by reference to the exhibits to Form S-8 filed on September 10, 2003)
10.3	Amended 2002 Employee Stock Compensation Plan Certification of Plan Adoption dated September 2, 2003 (Incorporated by reference to the exhibits to Form S-8 filed on September 10, 2003)
10.4	2004 Stock Option Plan dated March 9, 2004 (Incorporated by reference to the exhibits to Form DEF 14A filed on July 13, 2004)
10.5	Employment Agreement between LitFunding USA and Stephen D. King dated October 2004 (Incorporated by reference to the exhibits to Form S-8 filed on October 28, 2004)
10.6	Investment Agreement between LitFunding Corp. and Dutchess Private Equities Fund, L.P. dated January 14, 2005 (Incorporated by reference to the exhibits to Form 8-K filed on January 21, 2005)
10.7	Registration Rights Agreement between LitFunding Corp. and Dutchess Private Equities Fund, L.P. dated January 14, 2005 (Incorporated by reference to the exhibits to Form 8-K filed on January 21, 2005)
10.8	Option Agreement between Silver Dollar Productions Inc. and Morton Reed dated January 31, 2005 (Incorporated by reference to the exhibits to Form PRE 14C filed on March 21, 2005)
10.9	Certificate of Designation dated July 25, 2005 (Incorporated by reference to the exhibits to Form S-8 filed on July 28, 2005)
10.10	Binding letter of intent of merger between LitFunding Corp. and Cashwize Inc. dated September 15, 2005 (Incorporated by reference to the exhibits to Form 8-K filed on September 19, 2005)
10.11	Letter of intent of merger between LitFunding Corp. and Easy Money Express Inc. dated December 14, 2005 (Incorporated by reference to the exhibits to Form 8-K filed on January 3, 2006)
10.12
Binding Letter of Intent between Silver Dollar Productions, Inc. and Global Universal Film, Group Ent. Inc. dated December 21, 2005 (Incorporated by reference to the exhibits to Form 8-K filed on January 12, 2006)

10.13	Investment Agreement with Imperial Capital Holdings, dated January 16, 2006 (Incorporated by reference to the exhibits to Form 8-K filed on February 1, 2006)
10.14	Registration Rights Agreement with Imperial Capital Holdings, dated January 19, 2006 (Incorporated by reference to the exhibits to Form 8-K filed on February 1, 2006)
10.15	Placement Agent Agreement with Brewer Financial Services, LLC., dated January 16, 2006 (Incorporated by reference to the exhibits to Form 8-K filed on February 1, 2006)
10.16	2006 Non-Qualified Stock Compensation Plan (Incorporated by reference to the exhibits to Form S-8 filed on February 28, 2006)
10.19	Share Exchange Agreement with Easy Money Express, Inc., dated March 31, 2006
10.20	Service Agreement between Easy Money Express and M2 Internet, dated June 16, 2006 (1)
10.21	Restated Investment Agreement between the Registrant and Imperial Capital Holdings, dated July 28, 2006 (2)
10.22	Restated Registration Rights Agreement between the Registrant and Imperial Capital Holdings, dated July 28, 2006 (2)
10.23	Restated Placement Agent Agreement between the Registrant and Brewer Financial Services, dated July 28, 2006 (2)
10.24	Letter of Intent between the Registrant and CardMart Plus, dated November 17, 2006 (3)
10.25	Termination of Letter of Intent with CardMart Plus, dated February 20, 2007 (4)
10.26	Letter Agreement to Acquire Shares between the Registrant and Rochester Capital Partners, dated March 5, 2007 (6)
10.27	Acquisition of Hands Free Entertainment (Incorporated by reference to exhibits to Form 8-K, filed on January 4, 2008)
10.28	Disposition of LitFundingUSA (Incorporated by reference to exhibits to Form 8-K, filed onApril 8, 2008)
10.29	Recession Agreement With Hands Free Entertainment (Incorporated by reference to exhibits to Form 8-K, filed on April 10, 2008)
10.30	Exclusive License Agreement with Global Universal Pictures (Incorporated by reference to exhibits to Form 8-K, filed on December 11, 2008)
10.31	Music Rights Agreement with B & J Pictures (Incorporated by reference to exhibits to Form 8-K, filed on December 11, 2008)
10.32	Guarantee and Amended Exclusive License Agreement with Global Universal Pictures (Incorporated by reference to exhibits to Form 8-K, filed on December 11, 2008)
20	Letter to Shareholders dated March 11, 2003 (Incorporated by reference to the exhibits to Form 8-K filed on March 11, 2003)
21	List of Subsidiaries : California LitFunding, E.Evolution Expeditions and LitFunding USA (Incorporated by reference to the exhibits to Form 10-KSB filed on March 21, 2005)
21.1*	List of Subsidiaries: Global Universal Film Group, Global Universal Entertainment (formerly Easy Money Express) and Global Universal Pictures, a Canadian Corporation (30% owned)
23.1*	Consent of Independent Registered Public Accounting Firm
31.1*	Certification of Gary Rasmussen pursuant to Section 302 of the Sarbanes-Oxley Act
31.2*	Certification of Terry Gabby pursuant to Section 302 of the Sarbanes-Oxley Act
32.1*	Certification of Gary Rasmussen pursuant to Section 906 of the Sarbanes-Oxley Act
32.2*	Certification of Terry Gabby pursuant to Section 906 of the Sarbanes-Oxley Act
___
*              Filed herewith.

(b)           Reports on Form 8-K

The following reports on Form 8-K were filed by the Company in 2008, and are incorporated herein by this reference:

(1)  Form 8-K, filed January 4, 2008, regarding the acquisition of Hands Free Entertainment, Inc.

(2)  Form 8-K, filed April 8, 2008, regarding the disposition of the Company’s subsidiary, LitFunding USA, Inc.

(3)  Form 8-K, filed April 10, 2008, regarding the Rescission Agreement between the Company and Hands Free Entertainment, Inc.

(4)  Form 8-K, filed December 11, 2008, regarding the Company’s material agreements with its Canadian affiliate, Global Universal Pictures, Inc.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL ENTERTAINMENT HOLDINGS, INC.

Date: April 15, 2009	By:	/s/ Gary Rasmussen
Name Gary Rasmussen
Title CEO

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Global Entertainment Holdings, Inc.

Date: April 15, 2009	By:	/s/ Gary Rasmussen
Name Gary Rasmussen
Title CEO & Chairman

Global Entertainment Holdings, Inc.

Date: April 15, 2009	By:	/s/ Terry Gabby
Name Terry Gabby
Title Chief Financial Officer

Global Entertainment Holdings, Inc.

Date: April 15, 2009	By:	/s/ Stanley Weiner
Name Stanley Weiner
Title VP Finance, Director

Global Entertainment Holdings, Inc.

Date: April 15, 2009	By:	/s/ Virginia Perfili
Name Virginia Perfili
Title Director