Form 10-Q
period 2009-03-31
Global Entertainment Holdings, Inc.
filed 2009-05-20
CIK 1142488

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission File number 000-49679

GLOBAL ENTERTAINMENT HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Nevada	93-1221399
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2375 E. Tropicana Ave., Suite 8-259
Las Vegas, Nevada	89119
(Address of principal executive offices)	(Zip Code)

(702) 516-9684
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant as required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ❒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ❒ No ☒

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.  Yes  ☒   No ☐

The number of shares of Common Stock, $0.001 par value, outstanding on April 30, 2009, was 21,812,844 shares.

Global Entertainment Holdings Inc.

PART I – FINANCIAL INFORMATION

ITEM 1A.   FINANCIAL STATEMENTS

Global Entertainment Holdings Inc.
Consolidated Balance Sheet

	March 31,	December 31,
	2009	2008
	(unaudited)	(audited)
Assets

Current assets:
Cash and cash equivalents	$2,043	$2,553
Note Receivable	148,000	160,000
Accrued Interest Income	7,397	3,699

Total current assets	157,440	165,952

Fixed assets, net	17,134	16,714
Total fixed assets	17,134	16,714

Other assets
Book Rights	1,864	1,864
TV Game / Reality Show	8,966	5,966
Film Rights	189,175	189,175
Movies	26,850	26,850
Website Software: Less Amortization	3,500	4,000
Other Assets	17,695	17,195

Producer Investments	150,000	150,000

Total other assets	398,050	395,050

Total assets	$572,624	$577,716

Global Entertainment Holdings Inc.
Consolidated Balance Sheet
(Continued)

March 31,	December 31,
2009	2008
(unaudited)	(audited)

Liabilities and Stockholders' Equity

Liabilities not subject to compromise
Accounts payable	$72,099	$69,824
Accrued expenses	227,406	183,906
Deferred revenue	150,000	150,000
Notes payable	267,754	243,604

Total current liabilities not subject to compromise	717,259	647,334

Liabilities subject to compromise

Debentures	40,000	40,000
Total liabilities subject to compromise	40,000	40,000

Total liabilities	757,259	687,334

Stockholders' equity:

Series B Convertible preferred stock, par value $0.001,
4,000,000 shares authorized, 3,990,314 shares issued and outstanding	3,990	3,990
Series C Convertible preferred stock par value $0.001
6,500,000 shares authorized, 6,000,000 outstanding	6,000

Common stock, $0.001 par value, 230,000,000 shares
authorized, 21,812,844 and 11,812,844 shares issued and
outstanding at March 31, 2009 and December 31, 2008, respectively	104,832	94,282
Shares authorized & unissued		200,000

Additional paid-in capital	11,653,330	11,339,565
Additional paid-in capital Preferred B	271,425	271,425
Additional paid-in capital Preferred C	500	500

Accumulated (deficit)	(12,224,712)	(12,040,077)
	(184,635)	(109,618)
	$572,624	$577,716

See notes to consolidated financial statements.

Global Entertainment Holdings, Inc.
Consolidated Statement of Operations
Unaudited

	Three months ended March 31
	2009	2008
Net Revenue	$-	$-

Expenses:

General and Administrative expenses	180,052	178,509
Financing expense	1,000	15,600
Depreciation & Amortization	2,070	2,013
Total operating expenses	183,122	196,122

Net operating (loss)	(183,122)	(196,122)

Other income (expenses):
Other income (expense)
Interest (expense) net of interest income	(1,513)	(3,015)

Total other income (expenses)	(1,513)	(3,015)

Income (Loss) before Gain on Debt Restructuring	(184,635)	(199,137)

Gain on debt restructuring	-	26,250

Income tax (benefit) provision	-	-

Net Income (loss)	$(184,635)	$(172,887)

Net (loss) per share – basic	$(0.015)	$(0.039)
Before Extraordinary item	(0.015)	(0.045)
Extraordinary item	-	0.005
Total	(0.015)	(0.039)

Weighted average number of
common shares outstanding - basic	11,812,844	4,397,482

See notes to consolidated financial statements.

Global Entertainment Holdings Inc.
Consolidated Statement of Cash Flows
Unaudited

	For the Three months ended
	March 31,
	2009	2008

Cash flows from operating activities
Net income (loss)	$(184,635)	$(172,887)
Adjustments to reconcile net income to net cash
provided by (used in operating activities)
Depreciation and amortization	2,070	2,013
Reserve for unsuccessful resolution of lawsuits
Share-based compensation	86,427	220,664
Changes in assets and liabilities:
Increase (decrease) in account receivables		(900)
Increase (decrease) in other assets	6,698	(2,324)
Increase (decrease) in contingent advances
Notes receivable	(12,000)
Debt discount
Deferred stock compensation
Increase (decrease) in accounts payable and accrued expenses	69,925	(87,624)
Trade and other claims subject to compromise
Increase (decrease) in deferred revenue
Net cash (used in) operating activities	$(31,515)	(41,058)

Cash flows from investing activities:
Purchase of property and equipment
Net cash (used in) investing activities

Cash flows from financing activities:
Cash from issuance of common stock
Cash from exercise of options & warrants		100
Common stock cancellation
Proceeds from notes payable	28,500	39,750
Repayments of notes payable
Proceeds from investor participation borrowings
Principal repayments on capital lease obligations
Value of Warrants issued	2,500
Net cash provided by financing activities	$31,000	1,229,423

Increase (decrease) in cash	(515)	(1,208)
Cash - beginning of period	2,553	2,558
Cash - ending of period	$2,043	$1,350

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

These statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management are necessary for fair presentation of the information contained therein. It is suggested that these condensed interim financial statements be read in conjunction with the financial statements of the Company for the year ended December 31, 2008 and notes thereto included in the Company's Form 10-KSB annual report. The Company follows the same accounting policies in the preparation of interim reports.

Results of operation for the interim period are not indicative of annual results.

Fixed Assets
Fixed assets are stated at cost less accumulated depreciation. Depreciation is recorded on a straight-line basis over a period of the shorter of the related applicable lease term or the estimated useful lives of the assets ranging from 3 to 5 years. Depreciation expense for the three months ending March 31, 2009 and 2008, was $2,070 and $2,013 respectively.

Long Term Assets
The Book, TV and Film Rights costs are recorded as assets as required by the AICPA Statement Of Position 00-2. The costs will be amortized using the individual film forecast computation method.

Global Universal Film Group, Inc., purchased the majority of the Books, TV and Movie Rights.  In January, 2006, for approximately $160,000. The total capitalized assets as of March 31, 2009 are $226,855.  The expenditures that are related to specific Film, TV or Book projects are capitalized as a long-term asset.  The capitalized costs will be amortized using the individual film forecast computation method as film revenues are obtained.

Website Software
The Company adheres to the AICPA Statement of Position 98-1 Accounting For The Cost Of computer software Developed or Obtained For Internal Use. During the year 2007 the Company had expenditures of $6,000 for Global Universal film Group Inc. our subsidiary for the development of its website. Software purchased will be amortized over a period of three years straight-line basis. The amortization will begin in the year 2008. As of March 31, 2009,  $500 has been amortized for the three months.

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

On June 17, 2004, a Plan of Reorganization was approved by the Bankruptcy Court. The only remaining bankruptcy liability at March 31, 2009, are $40,000 in principal amount of the Company’s 9% Debentures, which matured on June 30, 2008.

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

Terms of the October 2, 2008 secured promissory note of $150,000 are, issued October 2, 2008, due date March 31, 2009 with interest to accrue at 10% per annum The maker of the note is Global Universal Pictures, Inc., the co-debtor of the note is B & J Pictures, Inc.. The outstanding balance as of April 30, 2009 is $134,000 plus accrued interest of $3,698. Currently the note is past due and in default with interest to be applied on the unpaid balance at the maximum interest rate permitted under applicable law (the default rate).  Payment is expected upon the sale of the Film rights in the worldwide marketplace.

Note 4 - Deferred Revenue

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

Note 5 - Participation Agreements

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

Note 6 - Debentures

During the year ended December 31, 2002, the Company issued $200,000 in principal amount, 5-year, 9% convertible debenture, due January 1, 2007. Included was one debenture due to a related party for $10,000. Interest is due semi-annually on the first day of June and December of each year, commencing June 1, 2003 until fully paid. As part of the plan of reorganization, these debentures were amended with a new maturity of June 30, 2008. In December 2007, the Company converted $150,000 principal amount of the debentures, plus approximately $21,000 in accrued interest, into 171,000 shares of Common Stock.  At March 31, 2009 the Company had debentures outstanding of $40,000, with accrued interest totaling $10,800.

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

Note 7- Debt

Notes payable at March 31, 2009 is comprised of the following:

Note payable to entity, original balance of $19,181. Principal and interest due June 15, 2006. The Note is unsecured.	$9,591

Note payable to entity, original balance $32,187. This note is unsecured.	$6,094

Note payable to entity, original balance of $15,000 due in three monthly installments of $5,000 beginning April 15, 2006. The Note is unsecured.	$10,000

Note payable to entity, original balance of $30,502 due in two monthly installments of $15,251 beginning April 15, 2006. The Note is unsecured.	$10,081

Advances to be converted into notes.	$24,605

Notes payable face amounts totaling $42,500, with various interest rates and due dates. The notes have been verbally extended.	$42,500

Note payable face amount $40,000, dated May 1, 2008, interest rate 12% due date April 30, 2009. Currently in default. An extension is being pursued.	$40,000

Note payable face amount $20,000, dated May 1,2008, interest rate 12% due date April 30, 2009. Currently in default. An extension is being pursued.	$20,000

Note payable face amount $8,000, dated July 7, 2008, interest rate 12% due date March 31,2009. Currently in default. An extension is being pursued.	$8,000

Note payable face amount $4,500, dated July 8, 2008, interest rate 12% due date March 31, 2009. Currently in default. An extension is being pursued.	$4,500

Note payable face amount $4,500 date August 19, 2008, interest rate 12% due date March 31, 2009. Currently in default. An extension is being pursued.	$4,500

Global Notes with no specified due dates and varying interest rates.	$59,383

Note payable face amount $25,000 date January 13, 2009, interest rate 10% due date March 31, 2009 with a 30-day grace period. Currently in default. An extension is being pursued.	$25,000

Note payable face amount $2,000 date February 17, 2009, interest rate 6% due date April 15, 2010.	$2,000

Note payable face amount $1,500 date March 6, 2009, interest rate 6% due date April 15, 2010.	$1,500

Total	$267,754

Note 8 – Stockholders’ Equity

Common Stock – Issued

The following common stock was issued during the quarter ending March 31, 2009.

On March 16, 2009 the Company issued 10,000,000 restricted shares of its $0.001 par value common stock to Rochester Capital Partners, LP at $0.02 per share as continuation of the original stock purchase agreement by which Rochester Capital Partners, LP agreed to purchase stock in the company in March of 2007. The total shares issued by the company under the stock purchase agreement are 14,000,000 at an average share price of $0.018 per share.

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

Note 10 – Warrants and Options

During the three months ended March 31, 2009, there were no options issued.  Fifty thousand warrants were issued.

Options and Warrants Exercised
During the three months ended March 31, 2009, there were no options exercised. There were no warrants exercised.

The summary of activity for the Company's stock options/warrants is presented below:

	Three months March 31, 2009	Weighted Average Exercise Price
Options/warrants outstanding at beginning of period	481,675		$1.65
Granted	50,000		$0.05
Exercised	-	$
Terminated/Expired	-	$
Options/warrants outstanding at end of period	531,675		$2.01
Options/warrants exercisable at end of period	531,675		$2.01

Price per share of options outstanding	$0.05 -70.00

Weighted average remaining contractual lives	1.56 years

Weighted average fair value of options or warrants granted during the period	$0.02

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

Note 12 - Subsequent Events

None

ITEM 1B.    UNRESOLVED STAFF COMMENTS

On April 20, 2009, we received a comment letter from the staff of the SEC’s Division of Corporation Finance. The comments from the staff were issued with respect to its review of our Form 10-KSB for the fiscal year ended December 31, 2007 (file No. 000-49679), as filed with the SEC on April 17, 2008. The staff comments related to the adequacy of the disclosures relating to: the Report of Independent Registered Public Accounting Firm and the foot note relating to the restatement of annual financial information. The Company is in the process of responding to the staff comments and the filing of an amendment to its Annual Report on Form 10–KSB.

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

For a detailed description of these and other factors that could cause actual results to differ materially from those expressed in any forward-looking statement, please see “Factors That May Affect Our Plan of Operation” in this document and in our Annual Report on Form 10-K for the year ended December 31, 2008.

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

Results of Operations

The following overview provides a summary of key information concerning our financial results for the first quarter of 2009 and 2008.

Total operating expenses were $183,122 and $196,122 for the three-month period ended March 31, 2009 and March 31, 2008 respectively.  The decrease of $13,000 was do to a reduction in General and Administrative expenses. Other income (expenses) decreased by $1,502.

Our net loss was $184,635 for the three months ended March 31, 2009 as compared to a net loss of $172,887 for the three months ended March 31, 2008. The increase in the net loss of $11,748 is as a result of the changes in costs described above and a $26,250 gain on debt restructuring realized during the March 31, 2008 quarter..

Operation Plan

During the next twelve months we plan to focus our efforts on raising capital to cover our basic operating needs, and to develop, finance and produce feature films.

We had minimal cash on hand as of March 31, 2009, and, additional funds will be required to satisfy our working capital requirements for the next twelve months. We will also need to raise funds to continue to implement our business plan of developing, financing and production of films. We plan to raise these funds through private and institution or other equity offerings including interest bearing debentures. To this end, we have recently retained Vantage Investments and Worldwide Financial Solutions as consultants to assist us in our efforts to raise larger amounts of capital for investment in the films we produce.  We may attempt to secure other loans from lending institutions or other sources. We will also consider establishing relationships with selected business partners whose contributions include necessary cash. There is no guarantee that we will be able to raise additional funds through offerings or other sources. If we are unable to raise funds, our ability to continue with operations will be materially hindered.

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

As of March 31, 2009, our cash balance was $2,043. Our plan for satisfying our cash requirements for basic operations over the next 12 months entails the sale of our securities pursuant to our Equity Investment Agreement with Imperial Capital, and to private individuals or institutions, or third party financing, and/or traditional bank financing. We intend to make appropriate plans to insure sources of additional capital in the future to fund growth and expansion through additional equity or debt financing or credit facilities. No assurance can be made that such financing would be available, and if available it may take either the form of debt or equity.  In either case, the financing could have a negative impact on our financial condition and our Stockholders.

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

Other Business

In March, 2006, we acquired 100% of the issued and outstanding shares of the common stock of Easy Money Express, Inc., a Nevada Corporation from its two stockholders. Easy Money continued as a wholly-owned subsidiary of the Company until January of 2009, when the name was changed to Global Universal Entertainment, Inc.  To date, there had been no activity or operations since its acquisition in 2006.  The Company plans to develop this subsidiary as its U.S. presence in producing films and has hired Peter Liapis to manage the business of this subsidiary as its President.

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

Since our inception we have not been profitable and have lost money on both a cash and non-cash basis.  For the three months ended March 31, 2009, we incurred a net loss of $184,635. Our accumulated deficit at the end of March 31, 2009, was $12,224,712. Future losses are likely to occur, as we are dependent on spending money to pay for our operations. No assurances can be given that we will be successful in reaching or maintaining profitable operations.  Accordingly, we may experience liquidity and cash flow problems.  If our losses continue, our ability to operate may be severely impacted or alternatively we may be forced to terminate our operations.

We are subject to a working capital deficit, which means that our current assets on March 31, 2009, were not sufficient to satisfy our current liabilities and, therefore, our ability to continue operations is at risk.

We had a working capital deficit for the three months ended March 31,2009, which means that our current liabilities exceeded our current assets on March 31, 2009, by $559,819.  Current assets are assets that are expected to be converted to cash within one year and, therefore, may be used to pay current liabilities as they become due.  Our working capital deficit means that our current assets on March 31, 2009, were not sufficient to satisfy all of our current liabilities on March 31, 2009.  If our ongoing operations do not begin to provide sufficient profitability to offset the working capital deficit, we may have to raise capital or debt to fund the deficit or curtail future operations.

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

ITEM 3.  QUATITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the Company’s market risk exposures from those reported in our Annual Report on Form 10-K for the year ended December 31, 2008.

ITEM 4.  CONTROLS AND PROCEDURES (SEE NOTES)

The Company’s management under the supervision and with the participation of the Company’s Chief Executive Officer( the “CEO”) and Chief Financial Officer (the “CFO”), performed an evaluation of the effectiveness of the design, maintenance and operation of the Company’s disclosure controls and procedures as of March 31, 2009. Based on the evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective.  There has been a significant change in the Company's internal controls with the addition of legal counsel for an outside review of disclosures and disclosure controls.  Their have been no other changes in the Company’s internal controls or in other factors that materially affected, or would reasonably be likely to materially affect the Company’s internal control over financial reporting.

We conducted an evaluation, with the participation of Gary Rasmussen, our current Chief Executive Officer, and Terry Gabby, our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of March 31, 2009, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, Messrs. Rasmussen and Gabby have concluded that as of March 31, 2009, our disclosure controls and procedures were effective at the reasonable assurance level.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

The Company is not currently a party to any litigation.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were sales of unregistered equity securities during the quarter ending March 31, 2009.

On March 16, 2009 the Company issued 10,000,000 restricted shares of its $0.001 par value common stock to Rochester Capital Partners, LP at $0.02 per share as a continuation of the original for stock purchase agreement by which Rochester Capital Partners, LP agreed to purchase stock in the company in March of 2007.

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

Also on September 22, 2008, Pictures transferred, through an intermediary Canadian company formed for this purpose, its right to develop, produce and exploit the Film to B & J Pictures, Inc. (“Transferee”), and, on October 2, 2008, the Company agreed to subscribe to CA $150,000 of preferred shares in the share capital of Transferee as its “Producer Investment” in the Film, subject to the closing of a bank loan between National Bank of Canada and Transferee.

The original rights to the Film were acquired by the Company from Ms. Jacqueline Giroux in connection with her employment as President of Global Universal Film Group, a wholly-owned subsidiary of the Company. Ms.Giroux will receive a fee as Producer of the Film directly from B & J Pictures.

As of October 2, 2008, National Bank of Canada agreed to fund approximately $1.1M Canadian toward a portion of the cost for the production of Blue Seduction. The bank financing is contingent upon the bank's receipt of a Completion Bond that will guarantee that the film is actually produced and delivered -- so the bank can collect on certain available tax credits and advances pending.

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

3(i).1	Articles of Incorporation dated July 2, 1996 (Incorporated by reference to the exhibits to Form SB-2 filed on June 19, 2001)
3(i).2	Certificate of Amendment to Articles of Incorporation dated September 4, 1996 (Incorporated by reference to the exhibits to Form SB-2 filed on June 19, 2001)
3(ii).1	By-Laws dated September 2, 1996 (Incorporated by reference to the exhibits to Form SB-2 filed on June 19, 2001)
3(ii).2	Amendment of By-laws dated March 5, 1997 (Incorporated by reference to the exhibits to Form SB-2 filed on June 19, 2001)
3.3	Certificate of Amendment to Designation of Series B Convertible Preferred Stock, dated December 6, 2007 (10)
3.4	Certificate of Designation of Series C Convertible Preferred Stock, dated January 9, 2008 (Incorporated by reference to exhibit 3.3 to Form10-QSB filed on August 14, 2008)
3.5*	Amendment of Certificate of Designation of Series C Convertible Preferred Stock, dated November 8, 2008
4.1	Common Stock Certificate Form (Incorporated by reference to the exhibits to Form SB-2 filed on June 19, 2001)
10.1	Agreement between RP Entertainment Inc. and Brutus Productions dated May 1, 1999 (Incorporated by reference to the exhibits to Form SB-2A filed on August 3, 2001)
10.2	Amended 2002 Employee Stock Compensation Plan Prospectus dated September 2, 2003 (Incorporated by reference to the exhibits to Form S-8 filed on September 10, 2003)
10.3	Amended 2002 Employee Stock Compensation Plan Certification of Plan Adoption dated September 2, 2003 (Incorporated by reference to the exhibits to Form S-8 filed on September 10, 2003)
10.4	2004 Stock Option Plan dated March 9, 2004 (Incorporated by reference to the exhibits to Form DEF 14A filed on July 13, 2004)
10.5	Employment Agreement between LitFunding USA and Stephen D. King dated October 2004 (Incorporated by reference to the exhibits to Form S-8 filed on October 28, 2004)
10.6	Investment Agreement between LitFunding Corp. and Dutchess Private Equities Fund, L.P. dated January 14, 2005 (Incorporated by reference to the exhibits to Form 8-K filed on January 21, 2005)
10.7	Registration Rights Agreement between LitFunding Corp. and Dutchess Private Equities Fund, L.P. dated January 14, 2005 (Incorporated by reference to the exhibits to Form 8-K filed on January 21, 2005)
10.8	Option Agreement between Silver Dollar Productions Inc. and Morton Reed dated January 31, 2005 (Incorporated by reference to the exhibits to Form PRE 14C filed on March 21, 2005)
10.9	Certificate of Designation dated July 25, 2005 (Incorporated by reference to the exhibits to Form S-8 filed on July 28, 2005)
10.10	Binding letter of intent of merger between LitFunding Corp. and Cashwize Inc. dated September 15, 2005 (Incorporated by reference to the exhibits to Form 8-K filed on September 19, 2005)
10.11	Letter of intent of merger between LitFunding Corp. and Easy Money Express Inc. dated December 14, 2005 (Incorporated by reference to the exhibits to Form 8-K filed on January 3, 2006)

Exhibit Number	Description
10.12
Binding Letter of Intent between Silver Dollar Productions, Inc. and Global Universal Film, Group Ent. Inc. dated December 21, 2005 (Incorporated by reference to the exhibits to Form 8-K filed on January 12, 2006)

10.13	Investment Agreement with Imperial Capital Holdings, dated January 16, 2006 (Incorporated by reference to the exhibits to Form 8-K filed on February 1, 2006)
10.14	Registration Rights Agreement with Imperial Capital Holdings, dated January 19, 2006 (Incorporated by reference to the exhibits to Form 8-K filed on February 1, 2006)
10.15	Placement Agent Agreement with Brewer Financial Services, LLC., dated January 16, 2006 (Incorporated by reference to the exhibits to Form 8-K filed on February 1, 2006)
10.16	2006 Non-Qualified Stock Compensation Plan (Incorporated by reference to the exhibits to Form S-8 filed on February 28, 2006)
10.19	Share Exchange Agreement with Easy Money Express, Inc., dated March 31, 2006
10.20	Service Agreement between Easy Money Express and M2 Internet, dated June 16, 2006 (1)
10.21	Restated Investment Agreement between the Registrant and Imperial Capital Holdings, dated July 28, 2006 (2)
10.22	Restated Registration Rights Agreement between the Registrant and Imperial Capital Holdings, dated July 28, 2006 (2)
10.23	Restated Placement Agent Agreement between the Registrant and Brewer Financial Services, dated July 28, 2006 (2)
10.24	Letter of Intent between the Registrant and CardMart Plus, dated November 17, 2006 (3)
10.25	Termination of Letter of Intent with CardMart Plus, dated February 20, 2007 (4)
10.26	Letter Agreement to Acquire Shares between the Registrant and Rochester Capital Partners, dated March 5, 2007 (6)
10.27	Acquisition of Hands Free Entertainment (Incorporated by reference to exhibits to Form 8-K, filed on January 4, 2008)
10.28	Disposition of LitFundingUSA (Incorporated by reference to exhibits to Form 8-K, filed onApril 8, 2008)
10.29	Recession Agreement With Hands Free Entertainment (Incorporated by reference to exhibits to Form 8-K, filed on April 10, 2008)
10.30	Exclusive License Agreement with Global Universal Pictures (Incorporated by reference to exhibits to Form 8-K, filed on December 11, 2008)
10.31	Music Rights Agreement with B & J Pictures (Incorporated by reference to exhibits to Form 8-K, filed on December 11, 2008)
10.32	Guarantee and Amended Exclusive License Agreement with Global Universal Pictures (Incorporated by reference to exhibits to Form 8-K, filed on December 11, 2008)
20	Letter to Shareholders dated March 11, 2003 (Incorporated by reference to the exhibits to Form 8-K filed on March 11, 2003)
21	List of Subsidiaries : California LitFunding, E.Evolution Expeditions and LitFunding USA (Incorporated by reference to the exhibits to Form 10-KSB filed on March 21, 2005)
21.1	List of Subsidiaries : Global Universal Film Group, Global Universal Entertainment (formerly Easy Money Express) and Global Universal Pictures, a Canadian Corporation (30% owned)
31.1*	Certification of Gary Rasmussen pursuant to Section 302 of the Sarbanes-Oxley Act
31.2*	Certification of Terry Gabby pursuant to Section 302 of the Sarbanes-Oxley Act
32.1*	Certification of Gary Rasmussen pursuant to Section 906 of the Sarbanes-Oxley Act
32.2*	Certification of Terry Gabby pursuant to Section 906 of the Sarbanes-Oxley Act
* Filed herewith.

Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL ENTERTAINMENT HOLDINGS, INC. (Registrant)

May 20, 2009	By:	/s/ Terry Gabby
Terry Gabby
Chief Financial Officer