Form 10-Q
period 2009-06-30
Global Entertainment Holdings, Inc.
filed 2009-08-19
CIK 1142488

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐ No ☒

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.  Yes  ☒   No ☐

The number of shares of Common Stock, $0.001 par value, outstanding on July 31, 2009, was 21,912,844 shares.

Global Entertainment Holdings Inc.

PART I – FINANCIAL INFORMATION

ITEM 1A.   FINANCIAL STATEMENTS

Global Entertainment Holdings Inc.
Consolidated Balance Sheet

	June 30,	December 31,
	2009	2008
	(unaudited)	(audited)
Assets

Current assets:
Cash and cash equivalents	$3,468	$2,553
Note Receivable	121,500	160,000
Accrued Interest Income	11,137	3,699

Total current assets	136,105	165,952

Fixed assets, net	17,134	16,714
Total fixed assets	17,134	16,714

Other assets
Book Rights	1,864	1,864
TV Game / Reality Show	5,966	5,966
Film Rights	189,175	189,175
Movies	33,850	26,850
Website Software: Less Amortization	3,000	4,000
Other Assets	17,695	17,195

Producer Investments	150,000	150,000

Total other assets	401,550	395,050

Total assets	$553,220	$577,716

Global Entertainment Holdings Inc.
Consolidated Balance Sheet
(Continued)

	June 30,	December 31,
	2009	2008
	(unaudited)	(audited)

Liabilities and Stockholders' Equity

Liabilities not subject to compromise
Accounts payable	$86,690	$69,824
Accrued expenses	272,712	183,906
Deferred revenue	150,000	150,000
Notes payable	259,862	243,604

Total current liabilities not subject to compromise	769,264	647,334

Liabilities subject to compromise

Debentures	40,000	40,000
Total liabilities subject to compromise	40,000	40,000

Total liabilities	809,264	687,334

Stockholders' equity:

Series B Convertible preferred stock, par value $0.001,
4,000,000 shares authorized, 3,990,314 shares issued and outstanding	3,990	3,990
Series C Convertible preferred stock par value $0.001
6,500,000 shares authorized, 6,500,000 issued and outstanding	6,500

Common stock, $0.001 par value, 230,000,000 shares
authorized, 21,912,844 and 11,812,844 shares issued and
outstanding at June 30, 2009 and December 31, 2008, respectively	104,832	94,282
Shares authorized & unissued	10,000	200,000

Additional paid-in capital	11,643,330	11,339,565
Additional paid-in capital Preferred B	271,425	271,425
Additional paid-in capital Preferred C		500

Accumulated (deficit)	(12,296,121)	(12,040,077)
	(256,044)	(109,618)
	$553,220	$577,716

Global Entertainment Holdings, Inc.
Consolidated Statement of Operations
Unaudited

	Three months ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008

Net Revenue	$-	$-

Expenses:

General and Administrative expenses	74,218	161,234	254,270	332,699
Financing expense		39,821		55,421
Depreciation & Amortization	2,069	1,746	4,139	3,759
Total operating expenses	76,287	202,801	258,409	391,879

Net operating (loss)	(76,287)	(202,801)	(258,409)	(391,897)

Other income (expenses):
Other income (expense)	5,000	(2,752)	5,000	(2,729)
Interest (expense) net of interest income	(1,122)	(3,521)	(2,635)	(6,536)
Amortization of debt discount				50,606

Total other income (expenses)	3,878	(6,273)	2,365	(9,265)

Income (Loss) before Gain on Debt Restructuring	(72,409)	(209,074)	(256,044)	(401,144)

Gain on debt restructuring	-			26,250

Income tax (benefit) provision	-	-

Net Income (loss)	$(72,409)	$(209,074)	(256,044)	(374,894)

Net (loss) per share – basic	$(0.006)	$(0.019)	$(0.014)	$(0.04)
Before Extraordinary item	(0.006)			(0.04)
Extraordinary item	-			0.003

Total	$(0.006)		$(0.014)	$(0.04)

Weighted average number of
common shares outstanding – basic	11,812,844	10,853,102	17,715,054	10,107,570

See notes to consolidated financial statements.

Global Entertainment Holdings Inc.
Consolidated Statement of Cash Flows
Unaudited

	For the Six months ended
	June 30,
	2009	2008

Cash flows from operating activities
Net income (loss)	$(256,044)	$(374,894)
Adjustments to reconcile net income to net cash
provided by (used in operating activities)
Depreciation and amortization	4,139	3,759
Reserve for unsuccessful resolution of lawsuits
Share-based compensation		220,664
Changes in assets and liabilities:
Increase (decrease) in account receivables	(38,500)	(900)
Increase (decrease) in other assets	6,500	(45,964)
Increase (decrease) in contingent advances
Notes receivable	150,000
Debt discount
Deferred stock compensation
Increase (decrease) in accounts payable and accrued expenses	101,062	19,812
Trade and other claims subject to compromise
Increase (decrease) in deferred revenue
Net cash (used in) operating activities	$(32,843)	(177,523)

Cash flows from investing activities:
Purchase of property and equipment
Net cash (used in) investing activities

Cash flows from financing activities:
Cash from issuance of common stock	10,000	26,080
Cash from exercise of options & warrants		100
Common stock cancellation
Proceeds from notes payable	16,258	66,000
Repayments of notes payable	5,000	46,000
Proceeds from investor participation borrowings
Principal repayments on capital lease obligations
Value of Warrants issued	2,500	36,800
Net cash provided by financing activities	$33,758	174,980

Increase (decrease) in cash	915	(2,543)
Cash - beginning of period	2,553	2,558
Cash - ending of period	$3,468	$15

See notes to consolidated financial statements.

Global Entertainment Holdings Inc.
Notes To Consolidated Financial Statements

Note 1 - Basis of Presentation

The condensed interim financial statements included herein, presented in accordance with United States Generally Accepted Accounting Principles (GAAP) and stated in US dollars, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

These statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management are necessary for fair presentation of the information contained therein. It is suggested that these condensed interim financial statements be read in conjunction with the financial statements of the Company for the year ended December 31, 2008, and notes thereto included in the Company's Form 10-K annual report. The Company follows the same accounting policies in the preparation of interim reports.

Results of operation for the interim period are not indicative of annual results.

Fixed Assets
Fixed assets are stated at cost less accumulated depreciation. Depreciation is recorded on a straight-line basis over a period of the shorter of the related applicable lease term or the estimated useful lives of the assets ranging from 3 to 5 years. Depreciation expense for the six months ending June 30, 2009 and 2008, was $4,139 and $3,759 respectively.

Long Term Assets
The Book, TV and Film Rights costs are recorded as assets as required by the AICPA Statement Of Position 00-2. The costs will be amortized using the individual film forecast computation method.

Global Universal Film Group, Inc., purchased the majority of the Books, TV and Movie Rights in January, 2006, for approximately $160,000. The total capitalized assets as of June 30, 2009 are $230,855.  The expenditures that are related to specific Film, TV or Book projects are capitalized as a long-term asset.  The capitalized costs will be amortized using the individual film forecast computation method as film revenues are obtained.

Website Software
The Company adheres to the AICPA Statement of Position 98-1 Accounting For The Cost Of Computer Software Developed or Obtained For Internal Use. During the year 2007 the Company had expenditures of $6,000 for Global Universal film Group Inc. our subsidiary for the development of its website. Software purchased will be amortized over a period of three years straight-line basis. The amortization will begin in the year 2008. As of June 30, 2009, $1,000 has been amortized for the six  months.

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

On June 17, 2004, a Plan of Reorganization was approved by the Bankruptcy Court. The only remaining bankruptcy liability at June 30, 2009, is $40,000 in principal amount of the Company’s 9% Debentures, which matured on June 30, 2008.

Note 3 – Notes Receivable

On September 22, 2008, the Company entered into an Exclusive License Agreement with its Canadian affiliate, Global Universal Pictures, Inc., a Canadian corporation (“Global Pictures”), whereby the Company granted a worldwide, exclusive license to Global Pictures to use the work entitled "Blue Seduction" (the "Film"). The license includes: (1) the right to promote the Film throughout the world in all languages and in all distribution markets, including TV, home video, DVD and non-theatrical and theatrical markets, and (2) merchandise rights relating to all goods and services appearing in the Film. The Company owns a thirty percent (30%) equity interest in Global Pictures.

As a condition to the license, Global Pictures agreed to credit the Company as the source of the original concept for the Film and Mr. Gary Rasmussen, the Company's President, as Executive Producer.

Subject to financing of the Film, Global Pictures agreed to pay the Company an all inclusive one-time fee of (i) U.S. $150,000, evidenced by a Promissory Note dated October 2, 2008, and due on March 31, 2009 (the "Fee"), and (ii) revenue representing 50% of Global Pictures' "Net Receipts" from the sale of the Film rights in the worldwide marketplace.

Terms of the October 2, 2008 secured promissory note of $150,000 are, issued October 2, 2008, due date March 31, 2009 with interest to accrue at 10% per annum The maker of the note is Global Universal Pictures, Inc., the co-debtor of the note is B & J Pictures, Inc., a Canadian corporation formed to produce the film “Blue Seduction.” As of July 31, 2009, the Company had realized payments of $28,500 under the Promissory Note and the current outstanding balance is $121,500, plus accrued interest of $11,140. At present, the Promissory Note is past due and in default with interest to be applied on the unpaid balance at the maximum interest rate permitted under applicable law (the default rate).  Payment is expected upon the sale of the film rights to “Blue Seduction.”

Note 4 - Deferred Revenue

On September 22, 2008, the Company entered into an Exclusive License Agreement with its Canadian affiliate, Global Pictures, whereby the Company granted a worldwide, exclusive license to Global Pictures to use the work entitled "Blue Seduction" (the "Film"). The license includes: (1) the right to promote the Film throughout the world in all languages and in all distribution markets, including TV, home video, DVD and non-theatrical and theatrical markets, and (2) merchandise rights relating to all goods and services appearing in the Film. The Company owns a thirty percent (30%) equity interest in Global Pictures.

Subject to financing of the Film, Global Pictures agreed to pay the Company an all inclusive one-time fee of (i) U.S. $150,000, evidenced by a Promissory Note due March 31, 2009 (the "Fee"), and (ii) revenue representing 50% of Global Pictures' "Net Receipts" from the sale of the Film rights in the worldwide marketplace.

The $150,000 fee has been recorded as deferred revenue and will be amortized as a percentage of the net receipts from the sale of the film rights.

Note 5 - Participation Agreements

On September 22, 2008, the Company entered into an Exclusive License Agreement with its Canadian affiliate, Global Universal Pictures, Inc. (“Global Pictures”), whereby the Company granted a worldwide, exclusive license to Global Pictures to use the work entitled "Blue Seduction" (the "Film"). The license includes: (1) the right to promote the Film throughout the world in all languages and in all distribution markets, including TV, home video, DVD and non-theatrical and theatrical markets, and (2) merchandise rights relating to all goods and services appearing in the Film. The Company owns a thirty percent (30%) equity interest in Global Pictures.

As a condition to the license, Global Pictures agreed to credit the Company as the source of the original concept for the Film and Mr. Gary Rasmussen, the Company's President, as Executive Producer.

Subject to financing of the Film, Global Pictures agreed to pay the Company an all inclusive one-time fee of (i) U.S. $150,000, evidenced by a Promissory Note due March 31, 2009 (the "Fee"), and (ii) revenue representing 50% of Global Pictures' "Net Receipts" from the sale of the Film rights in the worldwide marketplace. To date, the Company has realized any revenues from its participation in the sale of film rights to “Blue Seduction.”

In April of 2009, Global Pictures appointed Global Universal Film Group, a wholly-owned subsidiary of the Company, as Sales Agent for the film entitled “American Sunset” being produced in Canada by Global Pictures. Pursuant to the Sales Agent agreement, Global Universal Film Group will receive a fee of 10% from the sale of all foreign rights of the film “American Sunset.”

Note 6 - Debentures

During the year ended December 31, 2002, the Company issued $200,000 in principal amount, 5-year, 9% convertible debenture, due January 1, 2007. Included was one debenture due to a related party for $10,000. Interest is due semi-annually on the first day of June and December of each year, commencing June 1, 2003 until fully paid. As part of the plan of reorganization, these debentures were amended with a new maturity of June 30, 2008. In December 2007, the Company converted $150,000 principal amount of the debentures, plus approximately $21,000 in accrued interest, into 171,000 shares of Common Stock.  At June 30, 2009 the Company had debentures outstanding of $40,000, with accrued interest totaling $11,700.

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

Note 7- Debt

Notes payable at June 30, 2009 is comprised of the following:

Note payable to entity, original balance of $19,181. Principal and interest due June 15, 2006. Currently in default The Note is unsecured.	$9,591

Note payable to entity, original balance $32,187. This note is unsecured. Currently in default Due March 22,2006	$6,094

Note payable to entity, original balance of $15,000 due in three monthly installments of $5,000 beginning April 15, 2006. T Currently in default he Note is unsecured.	$10,000

Note payable to entity, original balance of $30,502 due in two monthly installments of $15,251 beginning April 15, 2006. Currently in default The Note is unsecured.	$10,081

Advances to be converted into notes.	$16,713

Notes payable face amounts totaling $42,500, with various interest rates and due dates. The notes have been verbally extended.	$42,500

Note payable face amount $40,000, dated May 1, 2008, interest rate 12% due date April 30, 2009. Currently in default. An extension is being pursued.	$40,000

Note payable face amount $20,000, dated May 1,2008, interest rate 12% due date April 30, 2009. Currently in default. An extension is being pursued.	$20,000

Note payable face amount $8,000, dated July 7, 2008, interest rate 12% due date March 31,2009. Currently in default. An extension is being pursued.	$8,000

Note payable face amount $4,500, dated July 8, 2008, interest rate 12% due date March 31, 2009. Currently in default. An extension is being pursued.	$4,500

Note payable face amount $4,500 date August 19, 2008, interest rate 12% due date March 31, 2009. Currently in default. An extension is being pursued.	$4,500

Global Notes with no specified due dates and varying interest rates.	$59,383

Note payable face amount $25,000 date January 13, 2009, interest rate 10% due date March 31, 2009 with a 30-day grace period. Currently in default. An extension is being pursued.	$25,000

Note payable face amount $2,000 date February 17, 2009, interest rate 6% due date April 15, 2010.	$2,000

Note payable face amount $1,500 date March 6, 2009, interest rate 6% due date April 15, 2010.	$1,500

Total	$259,862

Note 8 – Stockholders’ Equity

Common Stock – Issued

The following common stock was issued during the six months ending June 30, 2009.

On March 16, 2009 the Company issued 10,000,000 restricted shares of its $0.001 par value common stock to Rochester Capital Partners, LP at $0.02 per share as a amendment of the original stock purchase agreement by which Rochester Capital Partners, LP agreed to purchase stock in the company in March of 2007. The total shares issued by the company under the stock purchase agreement are 14,000,000 at an average share price of $0.018 per share.

On April 8, 2009 the Company issued 100,000 restricted shares of its $0.001 par value common stock to an a individual investor at $0.10 per share as documented by a Subscription agreement dated April 7, 2009.

Series “B” Convertible Preferred Stock
On December 6, 2006, pursuant to the terms of a certain reverse tri-party merger with Global Universal Film Group, Inc. (“Film Group”), dated March 7, 2006 (Merger Agreement), we issued a total of 1,500,000 shares of our Series B, Convertible Preferred Stock (“Series B Stock”) to the stockholders of Film Group. Film Group became a wholly-owned subsidiary of the Company.  Gary Rasmussen, our CEO, owned 50% of the shares of Film Group and received 750,000 shares pursuant to the merger. Jackelyn Giroux, President of Film Group, received 750,000 shares.

Pursuant to the Merger Agreement, Film Group had the unilateral right to “spin-off” from the Company to become a separate, reporting, publicly held company, in exchange for a $200,000 management fee. Film Group paid the Company $26,000 in cash and executed a promissory note for the balance of $174,000. Pursuant to the Merger Agreement, the Company would retain 10% of Film Group’s shares upon the spin-off and was required to timely file a registration statement covering said shares, thereby effecting the spin-off. The Company failed to file the registration statement.

On October 16, 2006, the Film Group shareholders elected to spin-off from the Company and the Merger Agreement was amended to provide that if the registration statement was not filed on or before June 30, 2007, then Film Group would be entitled to a complete refund of the management fee and to effect a private spin-off.  The Company’s former management failed to file the registration statement by June 30, 2007.

In September of 2007, Mr. Rasmussen (a former 50% shareholder of Film Group prior to the Merger Agreement) was appointed to the Board of Directors and elected Interim CEO of the Company.  At that time, the Company’s debt was in excess of $3 Million and, in the opinion of new management, its core business and primary assets were essentially worthless. The former shareholders of Film Group (now holders of all of the Series B Stock) decided to restructure the Company and remain a part of it rather than effect a spin-off.  Accordingly, the Series B Stock was amended to remove the right to effect a spin-off of Film Group and a new Series C Convertible Preferred stock was authorized by the Board of Directors and issued to the holders of the Series B Stock to reflect changes agreed to between the Board of Directors and the former shareholders of Film Group.

In December 2007, we agreed to issue an additional 2,490,134 shares of Series B Stock in exchange for the cancellation of $273,915 in debt of Film Group. Mr. Rasmussen received 343,227 shares directly in his name, and Rochester Capital Partners received 641,225 shares. Ms. Giroux received 1,505,682 shares directly in her name. However, said shares were not issued by our transfer agent until April 22, 2008.  The total 3,990,314 shares of our Series B Stock outstanding are convertible into 3,990,134 shares of common stock at anytime. The Series B Stock is not affected by any stock splits. A full description of the terms and conditions of the series B Convertible Preferred stock is contained in the Company’s filing on Form 8-K, as filed on December 12, 2007.

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

Additionally, in November, 2008, the Company’s Board of Directors authorized the issuance of an additional 500,000 shares of Series C Preferred stock to Mr. Rasmussen in partial consideration for his agreement to: (i) reduce his salary to $10,000 per month, (ii) to defer the receipt of his salary and other compensation until such time as the Company has sufficient funds, and (iii) for his agreement to forego receipt of all accrued salary due him from inception of his employment through September 30, 2008. These shares were not issued until April 22, 2009.  The Series C Stock is non-dilutive and, the 6,500,000 shares authorized and presently outstanding, will convert at anytime, in whole or in part, into 65% of the Company’s outstanding common stock as calculated immediately after such conversion.

Note 9 – Contingencies

The Company is not a party to any litigation as of the date of this quarterly report.

Note 10 – Warrants and Options

During the six months ended June 30, 2009, there were no options issued.  Fifty thousand warrants were issued to an individual investor in connection with a promissory note.  During the period, 300,000 warrants had their exercise date extended to January 31, 2010 from March 31, 2009. One of the warrant Agreements for 100,000 shares also had the exercise price adjusted from $0.40 per share to $0.25 per share.

Options and Warrants Exercised
During the six months ended June 30, 2009, there were no options exercised. There were no warrants exercised.

The summary of activity for the Company's stock options/warrants is presented below:

	Six months June 30, 2009	Weighted Average Exercise Price
Options/warrants outstanding at beginning of period	481,675		$1.65
Granted	50,000		$0.05
Exercised	-	$
Terminated/Expired	-	$
Options/warrants outstanding at end of period	531,675		$2.01
Options/warrants exercisable at end of period	531,675		$2.01

Price per share of options outstanding	$0.05 -70.00

Weighted average remaining contractual lives	1.57 years

Weighted average fair value of options or warrants granted during the period	$0.02

Note 11 – Related Party Transactions

On September 22, 2008, the Company entered into an Exclusive License Agreement with its Canadian affiliate, Global Universal Pictures, Inc. (“Global Pictures”), whereby the Company granted a world-wide exclusive license to Global Pictures to use the work entitled “Blue Seduction” (the “Film”).  The license includes (1) the right to promote the Film throughout the world in all languages and in all distribution markets, including TV, home video, DVD and non-theatrical and theatrical markets, and (2) merchandise rights relating to all goods and services appearing in the Film. The Company owns a thirty percent (30%) equity interest in Global Pictures and Jackelyn Giroux, its president retains the balance of equity.

As a condition to the license, Global Pictures agreed to credit the Company as the source of the original concept for the Film and Mr. Gary Rasmussen, the Company’s President, as an Executive Producer.

Subject to financing of the Film, Global Pictures agreed to pay the Company an all inclusive one-time fee of (i) U.S. $150,000 and (ii) revenue representing 50% of its “Net Receipts” from the sale of the Film rights.

Also on September 27, 2008, Global Pictures transferred, through an intermediary Canadian company formed for this purpose, its right to develop, produce and exploit the Film to B & J Pictures, Inc. (“Transferee”), and, on October 2, 2008, the Company agreed to subscribe to CA $150,000 of preferred shares in the share capital of Transferee as its “Producer’s Investment” in the Film, subject to the closing of a bank loan between National Bank of Canada and Transferee.

The original rights to the Film were acquired by the Company from Ms. Jackelyn Giroux in connection with her employment as President of Global Universal Film Group, a wholly-owned subsidiary of the Company. Ms. Giroux will receive a fee as Producer of the Film directly from B & J Pictures.

As of October 2, 2008, National Bank of Canada agreed to fund approximately $1.1M Canadian for the production of Blue Seduction. The bank financing was contingent upon the bank's receipt of a Completion Bond that guaranteed the film was actually produced and delivered; in order that the bank could collect on certain available tax credits and advances pending.

The Completion Bond Company, Film Finances of Canada, Ltd., requested that the Company provide it with its guarantee for any amounts that the Producers (i.e., B & J Pictures and Global Universal Pictures) may be obligated to Film Finances for. The contingent liability of the Company under its guarantee is difficult to determine at this time because, in essence, the completion bond company is backing up the bank loan, and the bank loan is structured as a credit facility that provides B & J Pictures with periodic draws in both U.S. and Canadian currencies.  The bank agreed to advance up to $613,000 in Canadian dollars (including an interest reserve and costs), and up to $425,000 in U.S. currency

On May 14, 2008, the Company issued 3,000,000 shares of Series C Preferred Stock to Gary Rasmussen, the CEO of Global Entertainment Holdings Inc., and former 50% shareholder of Global Universal Film Group Inc. The shares were issued in consideration for waiving the contractual right of Global Universal Film Group to spin-off from Global Entertainment Holdings at June 30, 2008. The share price issue was at $0.001 par value.

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

Note 12 - Subsequent Events

On July 24, 2009 the Company issued 10,000 restricted shares of its $0.001 par value common stock at $0.02 to Wendy Shepherd for services. These shares were issued as follows:

Michael Shepherd                                                                                        7,000 shares
Wendy Shepherd JTWROS

Wendy Shepherd Custodian for                                                                1,000 shares
Timothy Shepherd UGMA

Wendy Shepherd Custodian for                                                                1,000 Shares
Erick Shepherd UGMA

Wendy Shepherd Custodian for                                                                1,000 shares
Mark Shepherd UGMA

On July 24, 2009 the Company issued 5,000 restricted shares of its $0.001 par value common stock at $0.02 to Michael Masucci for services.

On July 24, 2009 the Company issued 5,000 restricted shares of its $0.001 par value common stock at $0.02 to Edymar Gonzalez custodian for Ariel Elias Molina UGMA for services.

On July 24, 2009 the Company issued 10,000 restricted shares of its $0.001 par value common stock at $0.02 to Island Capital Management, LLC for services per contractual agreement.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

On April 20, 2009, we received a comment letter from the staff of the SEC’s Division of Corporation Finance. The comments from the staff were issued with respect to its review of our Form 10-KSB for the fiscal year ended December 31, 2007 (file No. 000-49679), as filed with the SEC on April 17, 2008. The staff comments related to the adequacy of the disclosures relating to: the Report of Independent Registered Public Accounting Firm and the foot note relating to the restatement of annual financial information. The Company is in the process of responding to the staff comments and the filing of an amendment to its Annual Report on Form 10–K.

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

ITEM 2.  MANAGEMENT’S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW AND OUTLOOK

We have recently restructured the Company and are now focusing our efforts on the development, financing and production of feature-length films, which operation will be conducted primarily through our subsidiary companies, Global Universal Entertainment, Global Universal Film Group and Global Universal Pictures (collectively, “Global Universal”).

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

Current Negotiations

Global Universal is currently in negotiations with several international film distribution companies to produce and distribute a proprietary slate of six or more feature-length films. Under the proposed arrangements with the distribution companies, the Company would be responsible for arranging financing from tax credits, private investment and other sources to provide 100% of the budget required to produce the slate of films. We anticipate the distribution companies will charge a fee that is significantly lower than the industry standard of 25% to 35% for distribution services, and provide a minimum guaranteed sales performance and/or a cash advance against selected territories in which film rights are expected to be sold.

Because of the financing incentives noted above, the risk of investment is reduced considerably and profitability may be possible for a direct-to-video release, followed by pay, cable, satellite, free and syndicated television exhibition.  The Company anticipates that at least one of the films produced by Global Universal will warrant and receive a theatrical release prior to its video distribution.  There is, of course, no guarantee of a theatrical release for any film that may be produced by Global Universal, although it is anticipated that any distribution company selected by Film Group will use its “best efforts” to obtain a U.S. theatrical release through an “out put” or “first look” arrangement with a major, or mini-major film studio.

Results of Operations

The following overview provides a summary of key information concerning our financial results for the second quarter ending June 30, 2009 and 2008.

Total operating expenses were $76,287 and $202,801 for the three-month period ended June 30, 2009 and June 30, 2008 respectively.  The decrease of $126,514 was do to a reduction in General and Administrative expenses. Other income increased by $10,151.

Our net loss was $72,409 for the three months ended June 30, 2009 as compared to a net loss of $209,074 for the three months ended June 30, 2008. The decrease in the net loss of $136,665 is as a result of the changes in costs described above and a increase of $10,151 in other income.

The following provides a summary of key information concerning our financial results for the six months ending June 30, 2009 and 2008.

Total operating expenses were $258,409 and $391,879 for the  six month period ended June 30, 2009 and June 30, 2008 respectively.  The decrease of $133,488 was do to a reduction in General and Administrative expenses. Other income increased by $11,630.

Our net loss was $256,044 for the six months ended June 30, 2009 as compared to a net loss of $374,894 for the six months ended June 30, 2008. The decrease in the net loss of $118,850 is as a result of the changes in costs described above and a gain on debt restructuring of $26,250 realized in the first quarter of 2008.

Operation Plan

During the next twelve months we plan to focus our efforts on raising capital to cover our basic operating needs, and to develop, finance and produce feature films.

We had minimal cash on hand as of June 30, 2009, and, additional funds will be required to satisfy our working capital requirements for the next twelve months. We will also need to raise funds to continue to implement our business plan of developing, financing and production of films. We plan to raise these funds through private and institution or other equity offerings including interest-bearing debentures. To this end, we have recently renewed our agreement with Worldwide Financial Solutions as consultants to assist us in our efforts to raise larger amounts of capital for investment in the films we produce.  We may attempt to secure other loans from lending institutions or other sources. We will also consider establishing relationships with selected business partners involved in the motion picture industry, whose contributions may include necessary cash.  There is no guarantee that we will be able to raise additional funds through offerings or other sources. If we are unable to raise funds, our ability to continue with operations will be materially hindered.

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

As of June 30, 2009, our cash balance was $3,468. Our plan for satisfying our cash requirements for basic operations over the next 12 months entails the sale of equity interests in films produced by our subsidiaries; and/or the private placement of our securities to private individuals or institutions; and/or traditional bank financing. We intend to make appropriate plans to insure sources of additional capital in the future to fund growth and expansion through additional equity or debt financing or credit facilities. No assurance can be made that such financing would be available, and if available it may take either the form of debt or equity.  In either case, the financing could have a negative impact on our financial condition and our Stockholders.

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

Since our inception we have not been profitable and have lost money on both a cash and non-cash basis.  For the three months ended June 30, 2009, we incurred a net loss of $256,044. Our accumulated deficit at the end of June 30, 2009, was $12,296,121. Future losses are likely to occur, as we are dependent on spending money to pay for our operations. No assurances can be given that we will be successful in reaching or maintaining profitable operations.  Accordingly, we may experience liquidity and cash flow problems.  If our losses continue, our ability to operate may be severely impacted or alternatively we may be forced to terminate our operations.

We are subject to a working capital deficit, which means that our current assets on June 30, 2009, were not sufficient to satisfy our current liabilities and, therefore, our ability to continue operations is at risk.

We had a working capital deficit for the six months ended June 30,2009, which means that our current liabilities exceeded our current assets on June 30, 2009, by $633,159.  Current assets are assets that are expected to be converted to cash within one year and, therefore, may be used to pay current liabilities as they become due.  Our working capital deficit means that our current assets on June 30, 2009, were not sufficient to satisfy all of our current liabilities on June 30, 2009.  If our ongoing operations do not begin to provide sufficient profitability to offset the working capital deficit, we may have to raise capital or debt to fund the deficit or curtail future operations.

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

Since our common stock is a penny stock, as defined in Rule 3a51-1 under the Securities Exchange Act, it will be more difficult for investors to liquidate their investment even if and when a market develops for the common stock. Until the trading price of the common stock rises above $5.00 per share, if ever, trading in the common stock is subject to the penny stock rules of the Securities Exchange Act specified in rules 15g-1 through 15g-10. Those rules require broker-dealers, before effecting transactions in any penny stock, to:

● Deliver to the customer, and obtain a written receipt for, a disclosure document;
● Disclose certain price information about the stock;
● Disclose the amount of compensation received by the broker-dealer or any associated person of the broker-dealer;
● Send monthly statements to customers with market and price information about the penny stock; and
● In some circumstances, approve the purchaser’s account under certain standards and deliver written statements to the customer with information specified in the rules.

Consequently, the penny stock rules may restrict the ability or willingness of broker-dealers to sell the common stock and may affect the ability of holders to sell their common stock in the secondary market and the price at which such holders can sell any such securities. These additional procedures could also limit our ability to raise additional capital in the future.

ITEM 3.  QUATITATIVE & QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the Company’s market risk exposures from those reported in our Annual Report on Form 10-K for the year ended December 31, 2008.

ITEM 4.  CONTROLS AND PROCEDURES (SEE NOTES)

The Company’s management under the supervision and with the participation of the Company’s Chief Executive Officer( the “CEO”) and Chief Financial Officer (the “CFO”), performed an evaluation of the effectiveness of the design, maintenance and operation of the Company’s disclosure controls and procedures as of June 30, 2009. Based on the evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective.  There has been a significant change in the Company's internal controls with the addition of legal counsel for an outside review of disclosures and disclosure controls.  Their have been no other changes in the Company’s internal controls or in other factors that materially affected, or would reasonably be likely to materially affect the Company’s internal control over financial reporting.

We conducted an evaluation, with the participation of Gary Rasmussen, our current Chief Executive Officer, and Terry Gabby, our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of June 30, 2009, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, Messrs. Rasmussen and Gabby have concluded that as of June 30, 2009, our disclosure controls and procedures were effective at the reasonable assurance level.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

The Company is not currently a party to any litigation.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were sales of unregistered equity securities during the six months ending June 30, 2009.

On March 16, 2009 the Company issued 10,000,000 restricted shares of its $0.001 par value common stock to Rochester Capital Partners, LP at $0.02 per share as a continuation of the original for stock purchase agreement by which Rochester Capital Partners, LP agreed to purchase stock in the company in March of 2007.

On April 8, 2009 the Company issued 100,000 restricted shares of its $0.001 par value common stock to an individual at $0.10 per share as documented by a Subscription agreement dated April 7, 2009. The proceeds from the sale were used for working capital.

On April 13, 2009 the Company authorized 100,000 restricted shares of its $0.001 par value common stock to an individual at $0.10 per share as documented by a Subscription agreement dated April 13, 2009. These shares have not been issued at this time. The proceeds from the sale were used for working capital.

The foregoing sales of shares of our common stock are qualified for exemption under Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”), since the issuance of these shares by us did not involve a public offering, and no public solicitation or advertisement was made or relied upon by any of the foregoing investors.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

On September 22, 2008, the Company entered into an Exclusive License Agreement with its Canadian affiliate, Global Universal Pictures, Inc. (“Global Pictures’) whereby the Company granted a world-wide exclusive license to Global Pictures to use the work entitled “Blue Seduction” (the “Film”).  The license includes (1) the right to promote the Film throughout the world in all languages and in all distribution markets, including TV, home video, DVD and non theatrical and theatrical markets and (2) merchandise rights relating to all goods and services appearing in the Film. The Company owns a thirty percent (30%) equity interest in Global Pictures.

As a condition to the license, Global Pictures agreed to credit the Company as the source of the original concept for the Film and Mr. Gary Rasmussen, the Company’s President, as Associate Producer.

Subject to financing of the Film, Global Pictures agreed to pay the Company an all inclusive one-time fee of (i) U.S. $150,000 and (ii) revenue representing 50% of its “Net Receipts” from the sale of the film rights.

Also on September 22, 2008, Global Pictures transferred, through an intermediary Canadian company formed for this purpose, its right to develop, produce and exploit the Film to B & J Pictures, Inc. (“Transferee”), and, on October 2, 2008, the Company agreed to subscribe to CA $150,000 of preferred shares in the share capital of Transferee as its “Producer Investment” in the Film, subject to the closing of a bank loan between National Bank of Canada and Transferee.

The original rights to the Film were acquired by the Company from Ms. Jackelyn Giroux in connection with her employment as President of Global Universal Film Group, a wholly-owned subsidiary of the Company. Ms. Giroux will receive a fee as Producer of the Film directly from B & J Pictures.

As of October 2, 2008, National Bank of Canada agreed to fund approximately $1.1M Canadian toward a portion of the cost for the production of Blue Seduction. The bank financing is contingent upon the bank's receipt of a Completion Bond that will guarantee that the film is actually produced and delivered -- so the bank can collect on certain available tax credits and advances pending.

The Completion Bond Company, Film Finances of Canada, Ltd., requested that the Company provide it with its guarantee for any amounts that the Producers (i.e., B & J Pictures and Global Universal Pictures) may be obligated to Film Finances for. The contingent liability of the Company under its guarantee is difficult to determine at this time because, in essence, the completion bond company is backing up the bank loan, and the bank loan is structured as a credit facility that provides B & J Pictures with periodic draws in both U.S. and Canadian currencies.  The bank agreed to advance up to $613,000 in Canadian dollars (including an interest reserve and costs), and up to $425,000 in U.S. currency.

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

GLOBAL ENTERTAINMENT HOLDINGS, INC. (Registrant)

August 19, 2009	By:	/s/ Terry Gabby
Terry Gabby
Chief Financial Officer