Form 10-Q
period 2009-09-30
Global Entertainment Holdings, Inc.
filed 2009-11-20
CIK 1142488

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.  Yes  ☒   No ☐

The number of shares of Common Stock, $0.001 par value, outstanding on October 30, 2009, was 21,942,844 shares.

Global Entertainment Holdings Inc.

PART I – FINANCIAL INFORMATION

ITEM  1A.  FINANCIAL STATEMENTS

Global Entertainment Holdings Inc.
Consolidated Balance Sheet

	September 30,	December 31,
	2009	2008
	(Unaudited)	(Audited)
Assets
Current assets:
Cash and cash equivalents	$1,388	$2,553
Note Receivable	103,100	160,000
Accrued Interest Income	14,918	3,699
Total current assets	119,406	165,952

Fixed assets, net	13,994	16,714
Total fixed assets	13,994	16,714

Other assets:
Book Rights	1,864	1,864
TV Game / Reality Show	5,966	5,966
Film Rights	189,175	189,175
Movies	33,850	26,850
Website Software: Less Amortization	2,500	4,000
Other Assets	17,695	17,195
Producer Investments	150,000	150,000

Total other assets	401,050	395,050

Total assets	$534,400	$577,716

Global Entertainment Holdings Inc.
Consolidated Balance Sheet

	September 30,	December 31,
	2009	2008
	(Unaudited)	(Audited)
Liabilities and Stockholders' Equity
Liabilities not subject to compromise
Accounts payable	$87,598	$69,824
Accrued expenses	318,116	183,906
Deferred revenue	150,000	150,000
Notes payable	258,068	243,604

Total current liabilities not subject to compromise	813,782	647,334

Liabilities subject to compromise

Debentures	40,000	40,000
Total liabilities subject to compromise	40,000	40,000

Total liabilities	853,782	687,334

Stockholders' equity:

Series B Convertible preferred stock, par value $0.001,
4,000,000 shares authorized, 3,990,314 shares issued and outstanding	3,990	3,990
Series C Convertible preferred stock par value $0.001
6,500,000 shares authorized, 6,000,000 outstanding	6,500	6,000
Common stock, $0.001 par value, 230,000,000 shares
authorized, 21,9 42,844 and 11,812,844 shares issued and
Outstanding at September 30, 2009 and December 31, 2008, respectively	104,962	94,282
Shares authorized & unissued	10,000	200,000
Additional paid-in capital	11,431,034	11,339,565
Additional paid-in capital Preferred B	271,425	271,425
Additional paid-in capital Preferred C		500
Accumulated (deficit)	(12,362,311)	(12,040,077)
	(322,234)	(109,618)
	$534,400	$577,716

See notes to consolidated financial statements.

            Global Entertainment Holdings, Inc.
Consolidated Statement of Operations
Unaudited

	Three months ended				Nine months ended
	September 30,				September 30,
	2009		2008		2009		2008
Net Revenue	$		$		$		$

Expenses:

General and Administrative expenses		62,972		60,149		317,242		389,630
Financing expense								55,421
Depreciation & Amortization		2,069		171		6,209		8,597
Total operating expenses		65,041		60,320		323,451		453,648

Net operating (loss)		(65,041)		(60,320)		(323,451)		(453,648)
Other income (expenses):
Other income (expense)				4,294		5,000		1,564
Interest (expense) net of interest income		(1,215)		(3,218)		(3,783)		(9,808)
Amortization of debt discount
Total other income (expenses)		(1,215)		1,076		1,217		(8,244)

Income (Loss) before Gain on Debt Restructuring		(66,256)		(59,244)		(322,234)		(461,898)

Gain on debt restructuring								26,250

Income tax (benefit) provision

Net Income (loss)		$(66,256)		$(59,244)		$(322,234)		$(435,648)

Net (loss) per share – basic		$(0.003)		$(0.005)		$(0.016)		$(0.043)
Before Extraordinary item		(0.003)		(0.005)		(0.016)		(0.043)
Extraordinary item								.0002
Total		$(0.003)		(0.005)		$(0.016)		$(0.040)

Weighted average number of
common shares outstanding - basic		21,935,670		11,812,844		19,137,386		10,633,372

See notes to consolidated financial statements.

Global Entertainment Holdings Inc.
Consolidated Statement of Cash Flows
Unaudited

	For the Nine months ended
	September 30,
	2009	2008

Cash flows from operating activities
Net income (loss)	$(322,234)	$(435,648)
Adjustments to reconcile net income to net cash
provided by (used in operating activities)
Depreciation and amortization	6,209	8,597
Reserve for unsuccessful resolution of lawsuits
Share-based compensation		220,664
Changes in assets and liabilities:
Increase (decrease) in account receivables	(38,500)	(900)
Increase (decrease) in other assets	6,500	(45,964)
Increase (decrease) in contingent advances
Notes receivable	150,000	(25,315)
Debt discount
Deferred stock compensation
Increase (decrease) in accounts payable and accrued expenses	168,102	158,279
Trade and other claims subject to compromise		(74,200)
Increase (decrease) in deferred revenue
Net cash (used in) operating activities	$(36,423)	$(194,487)

Cash flows from investing activities:
Purchase of property and equipment
Net cash (used in) investing activities

Cash flows from financing activities:
Cash from issuance of common stock	11,500	26,080
Cash from exercise of options & warrants		100
Common stock cancellation
Proceeds from notes payable	16,258	83,000
Repayments of notes payable	5,000	46,000
Value of Warrants issued	2,500	36,800
Net cash provided by financing activities	$35,258	$191,980

Increase (decrease) in cash	(1,165)	(2,507)
Cash - beginning of period	2,553	2,558
Cash - ending of period	$1,388	$51

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

Fixed Assets
Fixed assets are stated at cost less accumulated depreciation. Depreciation is recorded on a straight-line basis over a period of the shorter of the related applicable lease term or the estimated useful lives of the assets ranging from 3 to 5 years. Depreciation expense for the nines months ending September 30, 2009 and 2008, was $6,209 and $8,597 respectively.

Long Term Assets
The Book, TV and Film Rights costs are recorded as assets as required by the AICPA Statement Of Position 00-2. The costs will be amortized using the individual film forecast computation method.

Global Universal Film Group, Inc., purchased the majority of the Books, TV and Movie Rights in January, 2006, for approximately $160,000. The total capitalized assets as of September 30, 2009 were $230,855.  The expenditures that are related to specific Film, TV or Book projects are capitalized as a long-term asset.  The capitalized costs will be amortized using the individual film forecast computation method as film revenues are obtained.

Website Software
The Company adheres to the AICPA Statement of Position 98-1 Accounting For The Cost Of Computer Software Developed or Obtained For Internal Use. During the year 2007 the Company had expenditures of $6,000 for Global Universal film Group Inc. our subsidiary for the development of its website. Software purchased will be amortized over a period of three years straight-line basis. The amortization will begin in the year 2008. As of September 30, 2009, $1,500 has been amortized for the nine  months.

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

Terms of the October 2, 2008 secured promissory note of $150,000 are, issued October 2, 2008, due date March 31, 2009 with interest to accrue at 10% per annum The maker of the note is Global Universal Pictures, Inc., the co-debtor of the note is B & J Pictures, Inc., a Canadian corporation formed to produce the film “Blue Seduction.” As of September 30, 2009, the Company had realized payments of $46,900 under the Promissory Note and the current outstanding balance is $103,100, plus accrued interest of $14,918. At present, the Promissory Note is past due and in default with interest to be applied on the unpaid balance at the maximum interest rate permitted under applicable law (the default rate).  Payment is expected upon the sale of the film rights to “Blue Seduction.”

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

Note 6 - Debentures

During the year ended December 31, 2002, the Company issued $200,000 in principal amount, 5-year, 9% convertible debenture, due January 1, 2007. Included was one debenture due to a related party for $10,000. Interest is due semi-annually on the first day of June and December of each year, commencing June 1, 2003 until fully paid. As part of the plan of reorganization, these debentures were amended with a new maturity of June 30, 2008. In December 2007, the Company converted $150,000 principal amount of the debentures, plus approximately $21,000 in accrued interest, into 171,000 shares of Common Stock.  At September 30, 2009 the Company had debentures outstanding of $40,000, with accrued interest totaling $12,600. The payment of these debentures is presently in default.

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

Note 7- Debt

Notes payable at September 30, 2009 is comprised of the following:

Note payable to entity, original balance of $19,181. Principal and interest due June 15, 2006. The Note is unsecured. In default.	$9,591

Note payable to entity, original balance $32,187. This note is unsecured. Due May 15,2006. In default.	$6,094

Note payable to entity, original balance of $15,000 due in three monthly installments of $5,000 beginning April 15, 2006. The Note is unsecured. In default.	$10,000

Note payable to entity, original balance of $30,502 due in two monthly installments of $15,251 beginning April 15, 2006. The Note is unsecured. In default.	$10,081

Advances to be converted into notes.	$14,919

Notes payable face amounts totaling $42,500, with various interest rates and due dates. The notes have been verbally extended.	$42,500

Note payable face amount $40,000, dated May 1, 2008, interest rate 12% due date April 30, 2009. Currently in default. An extension is being pursued.	$40,000

Note payable face amount $20,000, dated May 1,2008, interest rate 12% due date April 30, 2009. Currently in default. An extension is being pursued.	$20,000

Note payable face amount $8,000, dated July 7, 2008, interest rate 12% due date March 31,2009. Currently in default. An extension is being pursued.	$8,000

Note payable face amount $4,500, dated July 8, 2008, interest rate 12% due date March 31, 2009. Currently in default. An extension is being pursued.	$4,500

Note payable face amount $4,500 date August 19, 2008, interest rate 12% due date March 31, 2009. Currently in default. An extension is being pursued.	$4,500

Global Notes with no specified due dates and varying interest rates.	$59,383

Note payable face amount $25,000 date January 13, 2009, interest rate 10% due date March 31, 2009 with a 30-day grace period. Currently in default. An extension is being pursued.	$25,000

Note payable face amount $2,000 date February 17, 2009, interest rate 6% due date April 15, 2010.	$2,000

Note payable face amount $1,500 date March 6, 2009, interest rate 6% due date April 15, 2010.	$1,500

Total	$258,068

Note 8 – Stockholders’ Equity

Common Stock – Issued

The following common stock was issued during the nine  months ending September 30, 2009.

On March 16, 2009 the Company issued 10,000,000 restricted shares of its $0.001 par value common stock to Rochester Capital Partners, LP at $0.02 per share as a continuation in connection with a modification of the original stock purchase agreement by which Rochester Capital Partners, LP agreed to purchase stock in the company in March of 2007. The total shares issued by the company under the stock purchase agreement are 14,000,000 at an average share price of $0.018 per share.

On April 8, 2009 the Company issued 100,000 restricted shares of its $0.001 par value common stock to an individual investor at a price of $0.10, per share, as documented by a Subscription agreement dated April 7, 2009.

On April 13, 2009 the Company authorized 100,000 restricted shares of its $0.001 par value common stock to an individual investor at a price of $0.10, per share, as documented by a Subscription agreement dated April 13, 2009. These shares are pending and have not been issued at this time.

On July 24, 2009 the Company issued 20,000 restricted shares of its $0.001 par value common stock at $0.05 to three individuals as compensation for services performed.

On July 24, 2009 the Company issued 10,000 restricted shares of its $0.001 par value common stock at $0.05 to a management company as consideration for services to be performed under a contractual agreement.

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

Additionally, in November, 2008, the Company’s Board of Directors authorized the issuance of an additional 500,000 shares of Series C Preferred stock to Mr. Rasmussen in partial consideration for his agreement to: (i) reduce his salary to $10,000 per month, (ii) to defer the receipt of his salary and other compensation until such time as the Company has sufficient funds, and (iii) for his agreement to forego receipt of all accrued salary due him from inception of his employment through September 30, 2008. These shares were not issued until April 22, 2009.  The 6,500,000 shares of Series C Stock authorized and presently outstanding, which contains anti-dilution protection, is convertible at any time, in whole or pro-rata in part, into 65% of the Company’s outstanding common stock as calculated immediately after such conversion.

Note 9 – Contingencies

The Company is not a party to any litigation as of the date of this quarterly report.

Note 10 – Warrants and Options

During the nine months ended September 30, 2009, there were no options issued.  Fifty thousand warrants were issued to an individual investor in connection with a promissory note.  During the period, 300,000 warrants had their exercise date extended to January 31, 2010 from March 31, 2009, and the exercise price for one of the warrants covering 100,000 shares had the exercise price adjusted from $0.40 per share to $0.25 per share.

Options and Warrants Exercised
During the nine months ended September 30, 2009, there were no options or warrants exercised.

The summary of activity for the Company's stock options/warrants is presented below:

	Nine months September 30, 2009	Weighted Average Exercise Price
Options/warrants outstanding at beginning of period	481,675		$1.65
Granted	50,000		$0.05
Exercised	-	$
Terminated/Expired	-	$
Options/warrants outstanding at end of period	531,675		$2.01
Options/warrants exercisable at end of period	531,675		$2.01

Price per share of options outstanding	$0.05 -70.00

Weighted average remaining contractual lives	1.54 years

Weighted average fair value of options or warrants granted during the period	$0.02

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

Stanley Weiner, our current Chief Financial Officer, Vice President of Finance and a director of Global Entertainment Holdings, received 400,000 shares of restricted common stock as payment for the cancellation of a $40,000 promissory note. These shares were assigned by Mr. Weiner as indicated below.

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

Note 12 - Subsequent Events

On July 24, 2009 the Company entered into an agreement with Spartan Securities whereby Spartan agreed to file a Form 211 on behalf of the Company to effect the re-listing its common stock on the OTC Bulletin Board.

On September 18, 2009, Terry Gabby resigned as CFO and Stanley Weiner, our V.P. and director, as appointed as interim CFO. Terry resigned for personal retirement reasons.

On October 19, 2009, we entered into a Joint Venture Agreement (JVA) with Global Renaissance Entertainment Group (GREG), and Dale Godboldo (Godboldo), a producer of motion pictures and president of Urban Street Lit Films. The primary purpose of the JVA is to raise a significant amount of capital for the production of motion pictures that will be produced by the parties to the JVA.

In furtherance of the joint venture, Global Entertainment Holdings (GBHL) has established Global Renaissance Funding, LLC. (GRF), a Nevada Limited Liability Company, to serve as the joint venture vehicle that will endeavor to raise capital. The stated goal is to raise up to $20 Million (US).  GBHL is the Managing Member of GRF and will own 51% of the equity interest therein.  Additionally, GBHL will own a 5% interest in GREG in exchange for the issuance of 110,000 shares of the Company’s restricted common stock.

Under the terms of the JVA, GBHL will issue 10,000 shares of its restricted common stock to investors for each $100,000 raised through the efforts of Arthur Wylie, plus an additional 10,000 shares of restricted common stock issued GREG per $100,000, and a bonus of 350,000 restricted common shares in the event GRF has raised an aggregate of $10 Million within four months.

The parties will form a “Steering Committee” to evaluate and determine which film projects will be financed. One-half of the funds raised by GRF will be used to finance motion pictures produced by GBHL, operating through one of its affiliated or subsidiary companies, and the other half of funds raised will be employed to finance film projects of GREG. Further, GBHL, or its designee, will receive both Producer and Executive Producer credits on film projects being produced by GREG, and vice-versa. The first motion picture project intended to be produced by GREG, with funding from GRA, is a film based on the best-selling book “Leslie”, written by Omar Tyree and published by Simon & Shuster.

The shares of common stock to be issued in connection with this transaction will be issued in reliance on the exemption from registration afforded by Section 4(2) of the Securities Act of 1933 and Regulation D promulgated thereunder.   The foregoing description of the JVA is not complete and is hereby qualified in its entirety by reference to the text of the actual agreement, which has been filed as Exhibit 10.1 to our report on Form 8-K, as filed with the SEC on November 20, 2009.

ITEM 1B. UNRESOLVED STAFF COMMENTS

The Company has no unresolved staff comments.

On August 17, 2009, the Company received correspondence  from the SEC advising us that Lawrence Scharfman & Co., our auditor, had been disqualified by the PCAOB. Further, the correspondence stated that we may no longer use his reports in our subsequent filings with the SEC. The correspondence required our response as to how we intended to handle the matter.  The Company filed reports on Form 8-K disclosing the dismissal of the former auditor and the subsequent engagement of the firm of Larry O’Donnell, from Denver, Colorado, as our new auditors.  On October 7, 2009, the Company received a letter from the SEC indicating that they had completed their review of our filings on Form 8-K.

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

ITEM 2. MANAGEMENT’S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW AND OUTLOOK

We have recently restructured the Company and are now focusing our efforts on the development, financing and production of feature-length films, which operation will be conducted primarily through our subsidiary companies, Global Universal Entertainment, 100% owned, Global Universal Film Group, 100% owned, and Global Universal Pictures, 30% owned (collectively, the foregoing entities are referred to as “Global Universal”).

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

Results of Operations

The following overview provides a summary of key information concerning our financial results for the third quarter ending September 30, 2009 and 2008.

Total operating expenses were $65,041 and $60,320 for the three-month period ended September  30, 2009 and September 30, 2008 respectively.  The increase of $4,721 was do to a increase in General and Administrative expenses. Other expenses increased by $2,291.

Our net loss was $66,256 for the three months ended September 30, 2009 as compared to a net loss of $59,244 for the three months ended September 30, 2008. The increase in the net loss of $7,012 is as a result of the changes in costs described above and a increase of $2,291 in other expenses.

The following provides a summary of key information concerning our financial results for the nine months ending September 30, 2009 and 2008.

Total operating expenses were $323,451 and $453,648 for the nine month period ended September 30, 2009 and September 30, 2008 respectively.  The decrease of $130,197 was do to a reduction in General and Administrative expenses. Other income increased by $9,461.

Our net loss was $322,234 for the nine months ended September 30, 2009 as compared to a net loss of $435,648 for the nine months ended September 30, 2008. The decrease in the net loss of $113,414 is as a result of the changes in costs described above and a gain on debt restructuring of $26,250 realized in the first quarter of 2008.

Operation Plan

During the next twelve months we plan to focus our efforts on raising capital to cover our basic operating needs, and to develop, finance and produce feature films, including our efforts to raise capital through our newly organized subsidiary, Global Renaissance Funding, LLC., which is a joint venture between our Company and Arthur Wylie’s Global Renaissance Entertainment Group.

We had minimal cash on hand as of September 30, 2009, and, additional funds will be required to satisfy our working capital requirements for the next twelve months. We will also need to raise funds to continue to implement our business plan of developing, financing and production of films. We plan to raise these funds through private and institution or other equity offerings including interest-bearing debentures. To this end, we have recently renewed our agreement with Worldwide Financial Solutions as consultants to assist us in our efforts to raise larger amounts of capital for investment in the films we produce.  We may attempt to secure other loans from lending institutions or other sources. We will also consider establishing relationships with selected business partners involved in the motion picture industry, whose contributions may include necessary cash.  There is no guarantee that we will be able to raise additional funds through offerings or other sources. If we are unable to raise funds, our ability to continue with operations will be materially hindered.

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

As of September 30, 2009, our cash balance was $1,388. Our plan for satisfying our cash requirements for basic operations over the next 12 months entails the sale of equity interests in films produced by our subsidiaries; and/or the private placement of our securities to private individuals or institutions; and/or traditional bank financing.  Additionally, we plan to effect the private placement of securities on behalf of our newly formed subsidiary, Global Renaissance Funding (51% owned), in conjunction with our joint venture partner, Global Renaissance Entertainment Group (“GREG”), a company controlled by Arthur Wylie, which is intended to provide investors with an equity participation in films produced by the Company and GREG. We intend to make appropriate plans to insure sources of additional capital in the future to fund growth and expansion through additional equity or debt financing or credit facilities. No assurance can be made that such financing would be available, and if available it may take either the form of debt or equity.  In either case, the financing could have a negative impact on our financial condition and our Stockholders.

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

Other Business

In March, 2006, we acquired 100% of the issued and outstanding shares of the common stock of Easy Money Express, Inc., a Nevada Corporation from its two stockholders. Easy Money continued as a wholly-owned subsidiary of the Company until January of 2009, when the name was changed to Global Universal Entertainment, Inc.  To date, there had been no activity or operations since its acquisition in 2006.  The Company plans to develop this subsidiary as its U.S. presence in producing films, and to seek a suitable candidate with industry experience to manage its business operations.

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

Since our inception we have not been profitable and have lost money on both a cash and non-cash basis.  For the nine months ended September 30, 2009, we incurred a net loss of $322,234. Our accumulated deficit at the end of September 30, 2009, was $12,362,311. Future losses are likely to occur, as we are dependent on spending money to pay for our operations. No assurances can be given that we will be successful in achieving or maintaining profitable operations.  Accordingly, we may continue to experience liquidity and cash flow problems.  If our losses continue, our ability to operate may be severely impacted or alternatively we may be forced to terminate our operations.

We are subject to a working capital deficit, which means that our current assets on September 30, 2009, were not sufficient to satisfy our current liabilities and, therefore, our ability to continue operations is at risk.

We had a working capital deficit for the nine months ended September 30,2009, which means that our current liabilities exceeded our current assets on September 30, 2009, by $694,376.  Current assets are assets that are expected to be converted to cash within one year and, therefore, may be used to pay current liabilities as they become due.  Our working capital deficit means that our current assets on September 30, 2009, were not sufficient to satisfy all of our current liabilities on September 30, 2009.  If our ongoing operations do not begin to provide sufficient profitability to offset the working capital deficit, or if we cannot raise capital or debt to fund our deficit, we may have to significantly curtail future operations.

Our common stock is listed on the Over-the-Counter (OTC) Pink Sheets, which may make it more difficult for stockholders to sell their shares and may cause the market price of our common stock to decrease.

Our common stock is listed on the OTC Pink Sheets under the trading symbol: GBHL.PK.  Factors that may affect potential liquidity include limited coverage by security analysts and the news media.  This may negatively affect the prices for our shares of common stock. The Company has recently engaged Spartan Securities to file a Form 211 on its behalf with FINRA to effect a re-listing of our shares of common stock on the OTC Bulletin Board.

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

ITEM 4. CONTROLS AND PROCEDURES (SEE NOTES)

The Company’s management under the supervision and with the participation of the Company’s Chief Executive Officer( the “CEO”) and Chief Financial Officer (the “CFO”), performed an evaluation of the effectiveness of the design, maintenance and operation of the Company’s disclosure controls and procedures as of September 30, 2009. Based on the evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective.  There has been a significant change in the Company's internal controls with the addition of legal counsel for an outside review of disclosures and disclosure controls.  Their have been no other changes in the Company’s internal controls or in other factors that materially affected, or would reasonably be likely to materially affect the Company’s internal control over financial reporting.

We conducted an evaluation, with the participation of Gary Rasmussen, Stanley Weiner, our current Chief Executive Officer, and Terry Gabby, our former Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of September 30, 2009, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, Messrs. Rasmussen and Weiner have concluded that as of September 30, 2009, our disclosure controls and procedures were effective at the reasonable assurance level.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

The Company is not currently a party to any litigation.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following common stock was issued during the nine  months ending September 30, 2009.

On March 16, 2009 the Company issued 10,000,000 restricted shares of its $0.001 par value common stock to Rochester Capital Partners, LP at $0.02 per share as a continuation in connection with a modification of the original stock purchase agreement by which Rochester Capital Partners, LP agreed to purchase stock in the company in March of 2007. The total shares issued by the company under the stock purchase agreement are 14,000,000 at an average share price of $0.018 per share.

On April 8, 2009 the Company issued 100,000 restricted shares of its $0.001 par value common stock to David Richter, an individual investor, at a price of $0.10, per share, as documented by a Subscription agreement dated April 7, 2009.

On April 13, 2009 the Company authorized 100,000 restricted shares of its $0.001 par value common stock to David Richter, an individual investor, at a price of $0.10, per share, as documented by a Subscription agreement dated April 13, 2009. These shares have not been issued at this time. The proceeds from the sale were used for working capital.

On July 24, 2009 the Company issued 20,000 restricted shares of its $0.001 par value common stock at $0.05 to the following three individuals as compensation for services performed for the Company: (1)Wendy Shepherd, 10,000 shares; (2) Michael Masucci, 5,000 shares; and (3) Frank Molina, 5.000 shares.

On July 24, 2009 the Company issued 10,000 restricted shares of its $0.001 par value common stock at $0.05 to Island Capital Management, LLC for services to be performed under a contractual agreement.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

On July 24, 2009 the Company entered into an agreement with Spartan Securities whereby Spartan agreed to file a Form 211 on behalf of the Company to effect the re-listing its common stock on the OTC Bulletin Board.

On September 18, 2009, Terry Gabby resigned as CFO and Stanley Weiner, our V.P. and director, as appointed as interim CFO. Terry resigned for personal retirement reasons.

On October 19, 2009, we entered into a Joint Venture Agreement (JVA) with Global Renaissance Entertainment Group (GREG), and Dale Godboldo (Godboldo), a producer of motion pictures and president of Urban Street Lit Films. The primary purpose of the JVA is to raise a significant amount of capital for the production of motion pictures that will be produced by the parties to the JVA.

In furtherance of the joint venture, Global Entertainment Holdings (GBHL) has established Global Renaissance Funding, LLC. (GRF), a Nevada Limited Liability Company, to serve as the joint venture vehicle that will endeavor to raise capital. The stated goal is to raise up to $20 Million (US).  GBHL is the Managing Member of GRF and will own 51% of the equity interest therein.  Additionally, GBHL will own a 5% interest in GREG in exchange for the issuance of 110,000 shares of the Company’s restricted common stock.

Under the terms of the JVA, GBHL will issue 10,000 shares of its restricted common stock to investors for each $100,000 raised through the efforts of Arthur Wylie, plus an additional 10,000 shares of restricted common stock issued GREG per $100,000, and a bonus of 350,000 restricted common shares in the event GRF has raised an aggregate of $10 Million within four months.

The parties will form a “Steering Committee” to evaluate and determine which film projects will be financed. One-half of the funds raised by GRF will be used to finance motion pictures produced by GBHL, operating through one of its affiliated or subsidiary companies, and the other half of funds raised will be employed to finance film projects of GREG. Further, GBHL, or its designee, will receive both Producer and Executive Producer credits on film projects being produced by GREG, and vice-versa. The first motion picture project intended to be produced by GREG, with funding from GRA, is a film based on the best-selling book “Leslie”, written by Omar Tyree and published by Simon & Shuster.

The shares of common stock to be issued in connection with this transaction will be issued in reliance on the exemption from registration afforded by Section 4(2) of the Securities Act of 1933 and Regulation D promulgated thereunder.   The foregoing description of the JVA is not complete and is hereby qualified in its entirety by reference to the text of the actual agreement, which has been filed as Exhibit 10.1 to our report on Form 8-K, as filed with the SEC on November 20, 2009.

Item 6. Exhibits and Reports on Form 8-K

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

10.13	Investment Agreement with Imperial Capital Holdings, dated January 16, 2006 (Incorporated by reference to the exhibits to Form 8-K filed on February 1, 2006)
10.14	Registration Rights Agreement with Imperial Capital Holdings, dated January 19, 2006 (Incorporated by reference to the exhibits to Form 8-K filed on February 1, 2006)
10.15	Placement Agent Agreement with Brewer Financial Services, LLC., dated January 16, 2006 (Incorporated by reference to the exhibits to Form 8-K filed on February 1, 2006)
10.16	2006 Non-Qualified Stock Compensation Plan (Incorporated by reference to the exhibits to Form S-8 filed on February 28, 2006)
10.19	Share Exchange Agreement with Easy Money Express, Inc., dated March 31, 2006
10.20	Service Agreement between Easy Money Express and M2 Internet, dated June 16, 2006 (1)
10.21	Restated Investment Agreement between the Registrant and Imperial Capital Holdings, dated July 28, 2006 (2)
10.22	Restated Registration Rights Agreement between the Registrant and Imperial Capital Holdings, dated July 28, 2006 (2)
10.23	Restated Placement Agent Agreement between the Registrant and Brewer Financial Services, dated July 28, 2006 (2)
10.24	Letter of Intent between the Registrant and CardMart Plus, dated November 17, 2006 (3)
10.25	Termination of Letter of Intent with CardMart Plus, dated February 20, 2007 (4)
10.26	Letter Agreement to Acquire Shares between the Registrant and Rochester Capital Partners, dated March 5, 2007 (6)
10.27	Acquisition of Hands Free Entertainment (Incorporated by reference to exhibits to Form 8-K, filed on January 4, 2008)
10.28	Disposition of LitFundingUSA (Incorporated by reference to exhibits to Form 8-K, filed onApril 8, 2008)
10.29	Recession Agreement With Hands Free Entertainment (Incorporated by reference to exhibits to Form 8-K, filed on April 10, 2008)
10.30	Exclusive License Agreement with Global Universal Pictures (Incorporated by reference to exhibits to Form 8-K, filed on December 11, 2008)
10.31	Music Rights Agreement with B & J Pictures (Incorporated by reference to exhibits to Form 8-K, filed on December 11, 2008)
10.32	Guarantee and Amended Exclusive License Agreement with Global Universal Pictures (Incorporated by reference to exhibits to Form 8-K, filed on December 11, 2008)
20	Letter to Shareholders dated March 11, 2003 (Incorporated by reference to the exhibits to Form 8-K filed on March 11, 2003)
21	List of Subsidiaries : California LitFunding, E.Evolution Expeditions and LitFunding USA (Incorporated by reference to the exhibits to Form 10-KSB filed on March 21, 2005)
21.1	List of Subsidiaries : Global Universal Film Group, Global Universal Entertainment (formerly Easy Money Express) and Global Universal Pictures, a Canadian Corporation (30% owned)
31.1*	Certification of Gary Rasmussen pursuant to Section 302 of the Sarbanes-Oxley Act
31.2*	Certification of Stanley Weiner pursuant to Section 302 of the Sarbanes-Oxley Act
32.1*	Certification of Gary Rasmussen pursuant to Section 906 of the Sarbanes-Oxley Act
32.2*	Certification of Stanley Weiner pursuant to Section 906 of the Sarbanes-Oxley Act
* Filed herewith.

Reports on Form 8-K
The following reports on Form 8-K were filed by the Company during the three-month period ending September 30, 2009, and thereafter, and are incorporated herein by this reference:

(1)  Form 8-K, filed August 24, 2009, regarding the Non-Reliance on Previously Issued Financial Statements and Dismissal of Independent Accountants.

(2)  Form 8-K, filed September 29, 2009, regarding the Non-Reliance on Previously Issued Financial Statements, Departure of Terry Gabby as CFO, and appointment of Stanley Weiner as CFO.

(3)  Form 8-K, filed November 19, 2009, regarding the Joint Venture Agreement between the Company and Global Renaissance Entertainment Group, Arthur Wylie and Dale Godboldo.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL ENTERTAINMENT HOLDINGS, INC. (Registrant)

November 19, 2009	By:	/s/ Gary Rasmussen
Gary Rasmussen
Chief Executive Officer