Form 10-K
period 2009-12-31
Global Entertainment Holdings, Inc.
filed 2010-04-14
CIK 1142488

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-K

☐  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009

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
(702) 516-9684

Securities registered under Section 12(b) of the Exchange Act:  None
Securities registered under Section 12(g) of the Exchange Act:
Common Stock, $0.001 par value
(Title if Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.   Yes ☐ No  ☒

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates (6,527,656 shares) computed by reference to the average bid and ask price as of March 31, 2010, was approximately $163,191, based on an averaged share value of $ 0.025.

The number of shares of Common Stock, $0.001 par value, outstanding on March 31, 2010, was 23,077,844.

GLOBAL ENTERTAINMENT HOLDINGS, INC.
For the Fiscal Year Ended
December 31, 2009

Index to Report
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

The 2009 information as well as the comparative 2008 information within this 10K is a summary of pertinent activity occurring over the previous year.  Detailed information concerning these activities as well as historical data reference the Company is available from past 10K’s, 10Q’s and 8K’s.  Such information is available and can be accessed as noted in the immediately above paragraph.

Throughout this Annual Report references to “we”, “our”, “us”, “Global Entertainment”, “the Company”, and similar terms refer to Global Entertainment Holdings, Inc. Corp.

PART I

Item 1.  Business

(a)           Our Primary Business

Global Entertainment Holdings, through its wholly owned subsidiary companies of Global Universal Entertainment (“GUE”) and Global Universal Film Group (“GUFG”), as well as its 30% owned, Canadian affiliate, Global Universal Pictures (“GUP”), is in the business of producing and marketing low-budget, genre films with recognizable, name talent.  The Company’s management believes investment risk can be significantly reduced by utilizing Canadian, U.S. and other major countries Governmental and Territorial tax incentives to cover up to 40%, or more, of each film’s budget. Additional coverage of approximately 25%, or more, of a film’s budget can be derived from distributor financing, or pre-selling either foreign or U.S. rights to a film.  The balance of each film’s budgeted cost is obtained from private investment of debt, equity or “gap” financing, or a combination of such items.  Management intends to retain revenues generated from a significant ongoing, equity percentage of each film to provide cash flow for operating expenses and to maximize long-term growth for the Company and its shareholders.

OVERVIEW

We are committed to the development and production of commercially saleable feature-length motion pictures having budgets of up to $5 million, but which have enduring value in all media.  We anticipate not only producing motion pictures, but also acquiring the film asset to build a library and capitalizing on other marketing opportunities associated with the motion picture.

We currently do not have sufficient capital to independently finance our own productions.  We intend to rely on outside sources of financing, coupled with tax incentives and distributor involvement for all of our film production activities.  We plan to use most of our available resources to develop our “in-house” library of scripts and to conduct pre-production and marketing activities designed to attract sources of film financing.

At present, we rely on our management’s access to and extensive relationships with, creative talent, including writers, actors and directors, as well as distributors and other movie industry contacts to assist in developing our film projects.

We employ a flexible strategy in developing, financing and producing our motion picture and film properties.  We combine our own capital and financial resources with tax incentives and distributor advances to develop a project to the point where it is ready to go into production.  For each motion picture, we assemble a business plan for presentation to prospective investors and financiers, consisting of the screenplay, a budget, production schedule and the commitment by a recognizable actor and/or director.

We have been able to secure recognizable talent based on the attractiveness of the screenplay, but we may also offer, as an added incentive, grants of our stock or options to acquire our stock.  We endeavor to secure the financing to produce the movie and make it available for distribution. The financing may come from federal and provincial governments in the form of tax incentives, financial institutions for production loans, lenders with profit participation, advances or pre-sales from distribution companies, accredited investors or a combination of these outside sources.

Motion picture revenue is derived from the worldwide licensing of a film to several distinct markets, each having its own distribution network and potential for profit.  The selection of the distributor for each of our feature films will depend upon a number of factors.  Our most basic criterion is whether the distributor has the ability to achieve a high level of sales on satisfactory terms, as well as when and in what amount the distributor will make advances to us.  We consider the amount and manner of computing distribution fees and the extent to which the distributor will guarantee certain print, advertising and promotional expenditures.  We will not attempt to obtain financing for the production of a particular film unless we believe that adequate distribution arrangements for the film can be made.

No assurance can be given that our motion pictures, if produced, will be distributed and, if distributed, will return our initial investment or make a profit.  To achieve the goal of producing profitable feature films, we are extremely selective in our choice of literary properties and exercise a high degree of control over the cost of production.  Although we finance our films in a manner designed to help cover our entire production costs, we also endeavor to produce films that will exhibit consumer appeal to help support a theatrical release and drive cable and DVD sales. By keeping strict control of our production costs and capitalizing on the cost advantages of back-to-back production, we strive for consistent and profitable returns on our investment in films.

Feature Film Production

Essential to our success is the production of high quality films having budgets of $5 million or less that have the potential to be profitable.  We will not engage in the production of X-rated material.  We plan to make motion pictures that appeal to the tastes of the vast majority of the movie-going public.

The low budgets within which we operate serve the dual purpose of being low enough to limit our downside exposure and high enough to pay for a feature film with accomplished actors or directors that appeal to the major markets.  The market pull of the talent to be used must justify their fees by helping to attract advances.  Our budgets must remain small enough so that a large percentage of capital is not put at risk.  We intend to produce projects with built-in break-even levels that can be reached with ancillary and foreign distribution revenue.  If the movie crosses-over into a wide national distribution release, we can potentially generate a large profit because our share is not limited as with ancillary and foreign revenue.

In order to produce quality motion pictures for relatively modest budgets, we seek to avoid the high operating expenses that are typical of major U.S. studio productions.  We do not plan on having high overhead caused by large staff, interest charges, substantial fixed assets, and investment in a large number of projects that are never produced.  We believe that by maintaining a smaller, more flexible staff, with fewer established organizational restrictions we can further reduce costs through better time management than is possible in a major studio production.

We also enter into co-productions with experienced and qualified production companies in order to become a consistent supplier of motion pictures to distributors in the world markets.  With dependable and consistent delivery of product to these markets, we believe that distribution arrangements can be structured that will be equivalent to the arrangements made by major studios. Our first co-production film was Blue Seduction, co-produced with Image In Media, a Canadian film production company.   During 2009, we were successful at producing additional feature films and are now earning a reputation of quality, on-time and on-budget performance in the production of feature films.  The additional completed motion pictures are discussed below.

Primary responsibility for the overall planning, financing and production of each motion picture rests with our management.  For each motion picture we employ an independent film director who will be responsible for, or involved with, many of the creative elements, such as direction, photography, and editing.  All decisions will be subject to budgetary restrictions and our business control, although we will permit an independent director to retain reasonable artistic control of the project, consistent with its completion within strict budget guidelines and the commercial requirements of the picture.

Distribution Arrangements

Effective distribution is critical to the economic success of a feature film, particularly when made by an independent production company.  We are releasing our films for distribution in the worldwide marketplace through existing distribution companies, primarily independent distributors.  We may retain the right for ourselves to market the film to selected territories, and to possibly market television and other uses separately.  In many instances, depending upon the nature of distribution terms available to us, it may be advantageous or necessary for us to license all, or substantially all, distribution rights through one or more major distributors.  It is not possible to predict, with certainty, the nature of the distribution arrangements, if any, that we may secure for our motion pictures.

Presently, our management is negotiating with several film distribution companies to assist us in financing and marketing additional feature-length films.  The distribution companies will typically charge a fee of 15% to 25% for foreign distribution, and 20% to 30% for U.S. distribution.  The Company negotiates for the distribution company to provide some financing participation in each film’s budget, which, when combined with tax incentives and debt financing and/or equity participation from an investor, will provide 100% of the cost to produce each film.

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

Current Film Operations

Blue Seduction
On September 22, 2008, the Company entered into an Exclusive License Agreement with its Canadian affiliate, Global Universal Pictures, Inc. (“GUP”), whereby the Company granted a world-wide exclusive license to GUP to use the work entitled “Blue Seduction” (the “Film”), starring Billy Zane and Estella Warren.  The license included: (1) the right to promote the Film throughout the world in all languages and in all distribution markets, including TV, home video, DVD and non-theatrical and theatrical markets, and (2) merchandise rights relating to all goods and services appearing in the Film. In April, 2008, the Company acquired a thirty percent (30%) equity interest in GUP. Jacqueline Giroux is the founder and President of GUP and owns the balance of the equity of this entity.  Ms. Giroux is also the founder and President of Global Universal Film Group, a wholly-owned subsidiary of the Company, and is a major shareholder of the Company by virtue of her holdings of the Company’s Series B and Series C Preferred Stock.  (See Item 12.)

As a condition to the license, GUP agreed to credit the Company as the source of the original concept for the Film and to appoint Gary Rasmussen, the Company’s CEO, as Executive Producer for the Film.

Subject to financing of the Film, GUP agreed to pay the Company a one-time fee of (i) U.S. $150,000, plus (ii) an ongoing fee equal to 50% of GUP’s “Net Receipts” from the sale of rights to Blue Seduction.

Also, on September 27, 2008, GUP transferred, through an intermediary Canadian company formed for this purpose, its right to develop, produce and exploit the Film to B & J Pictures, Inc. (“Transferee”), and, on October 2, 2008, the Company agreed to subscribe to $150,000 (Canadian) of preferred shares in the share capital of Transferee as its “Producer Investment” in the Film, subject to the closing of a bank loan between National Bank of Canada and Transferee.

The original rights to the Film were acquired by the Company from Ms. Jacqueline Giroux in connection with her employment as President of Global Universal Film Group. Ms. Giroux will receive a fee as Producer of the Film directly from B & J Pictures.

On October 2, 2008, National Bank of Canada agreed to fund approximately $1.1M Canadian for the production of Blue Seduction. The bank financing was contingent upon the bank's receipt of a Completion Bond that would guarantee that the film is actually produced and delivered; in order that the bank could collect on certain available tax credits and distribution advances.

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

In February of 2009, this film was delivered to Starz Media for international distribution, to Anchor Bay Entertainment for U.S. distribution, and to The Super Channel for exhibition in Canada. This film was produced with the assistance of Image In Media, who secured the involvement of Starz Media as the foreign distributor. Image In Media received a fee as co-producer and was appointed as the Canadian distributor for Blue Seduction.

The story of Blue Seduction centers on a former 80’s rock star who finds himself trapped in the seductive web of a young, sexy vocalist, looking for her own fifteen minutes of fame. Blue Seduction stars Billy Zane and Estella Warren and takes you on a ride of trickery, lies, suspense and murder. At the end, the film poses the simple questions; how far would you go to get what you want… and is fifteen minutes of fame worth a lifetime of health and happiness?

Blue Seduction was showcased for industry buyers and distributors at the American Film Market, held in Santa Monica, California, during November of 2009.

American Sunset
This film was produced by GUP in Canada using a combination of Canadian tax incentives, bank financing and investor equity participation. GUP signed a bank financing commitment for a loan of up to $440,000, secured by the Canadian tax credits, plus a personal guarantee from Jacqueline Giroux.  The Company provided certain services in obtaining and structuring the financial arrangements for the film, as well as selected intellectual property rights.  The Company received $150,000 (Canadian), which was re-invested in the film production as part of GUP’s “Producer’s Investment.”  The Company will receive a back-end participation in the upside potential of American Sunset by virtue of its equity ownership of 30% of GUP.

As with the Company’s first feature film, Blue Seduction, the production strategy of attracting name talent to encourage a wider distribution and thus, a larger viewing clientele continues with Corey Haim and Frank Molina starring in this second motion picture.  Mr. Haim unexpectedly passed away in early 2010, after production was completed.

GUP has strategically positioned itself in the market of thriller genre films with the completion of American Sunset.  Back dropped against rich scenery, the intention of the film is to take the audience on an adventure to a shocking conclusion wherein they discover that the story is quite different from what it first appeared.  While vacationing in a foreign country, a husband awakens to find that his wife is missing.  He must then follow a series of clues to get her back.  With the help of a Private Eye, he embarks on a treasure hunt where the ultimate prize is his wife’s life.  A challenging undertaking with over twenty locations, this film has many plot twists, turns, riddles and clues.  American Sunset stars the late Corey Haim, and Frank Molina.

American Sunset was showcased for industry buyers and distributors at the American Film Market, held in Santa Monica, California, during November of 2009, and is scheduled to be shown at the prestigious Cannes International Film Festival held in Cannes, France, during May of 2010.

Plaster Rock
The third major motion picture, Plaster Rock, produced by GUP in Canada again made use of Canadian and Territorial tax credits to underwrite a significant portion of the costs of production.
The continuing strategy of advantageous use of government tax credits and name talent thereby mitigating financial risks is attracting quality distribution and investment partners.

The completion of Plaster Rock strategically positions the Company in the horror genre of films.  This film opens with 4 young women and 4 young men being boated to a hunting lodge in the wilds of northern New Brunswick, Canada, to partake in a cross-country ski race. One by one, they begin to realize that the competition isn’t to win the race; but it’s to stay alive. As they attempt to survive a landscape filled with booby traps and pitfalls, they soon begin to realize that they all have something in common… and that “something” may lead to their demise.  An ensemble cast of young actors star in this fast-paced thriller-horror film where it is shockingly obvious from the very beginning,  that in the remote wilderness of Northern Canada; you need more than luck to survive.
Filming Plaster Rock in the wilderness at the New Brunswick location near where the actual events of the true story took place adds to the “magic” that we hope the audience will experience when they see this entertaining film.

The Company has established a website located at: www.PlasterRockMovie.com.

The Night
The fourth major motion picture, The Night, produced by GUP in Canada again made use of Canadian and Territorial tax credits to underwrite a significant portion of the costs of production.

The continuing strategy of advantageous use of government tax credits and name talent thereby mitigating financial risks is facilitating our ability to attract quality distribution and investment partners.

GUP strategically positions itself in the ghost story/thriller genre of films with the pending completion of The Night.  This film is currently in post production.

Many years have passed since the disappearance of a child, but the child’s spirit returns to exact revenge upon those who aided in his untimely demise.  The dark secrets of the past surface, and we see characters caught in a web of fear as they cannot escape their past mistakes. With each sunset, they are a step closer to becoming a victim themselves.

Other Films Planned
The Company has several films in the planning stage that it intends to produce as “Co-Production” films, either in combination with a distribution company or in partnership with an investor or another production company.  These films will be produced with government incentives from Canada and one or more additional production company partners.  (See “Significant Events Related to Film Financing” below.)  GUE plans to continue its market driven slate of films by developing and financing the following projects:  Sweetwater, the engaging story of the first black NBA star; The Richard Pryor Story (based on the novel-Jokes My Father Never Taught Me),by his daughter, Rae Pryor; and The Final Reel/The Pool , from the creators of the Final Destination franchise, Western Wind, a thriller with supernatural elements set in the Old West, Seeing Things, a thriller based upon the true events from one of America’s most famous haunted houses and Leslie, based on the novel by New York Times bestselling author Omar Tyree.

Additionally, the Company may enter into one or more Co-Production Treaty arrangements for the production of films. For example, a Canadian-France or Canadian-U.K. co-production would entail both Canada, France or the U.K. investing Government monies or tax incentives totaling approximately 50% plus of each film’s budget.  For making this investment, Canada, France or the U.K. would retain ownership rights to the film in their respective countries; however, they never participate in revenues via any sales in the rest of the world, including the U.S.  The contracts issued from each Country are endorsed by the Government and fully bankable. Therefore, the Company would have the option of discounting the contract at the bank and utilizing each sale for production funds, or hold onto the contract to be paid 100% of the 50% of the budget at the completion of each film.  With 50% plus of the budget expenses underwritten by such incentives, the producer and investor are more likely to realize a profit.

Global Universal’s per film budget is expected to range between a low of $1.5 and $2 million (if no advertising and delivery items are included) and up to $5 million (U.S.), with approximately 35% to 50% of each budget underwritten by the respective country’s investment (e.g., Canada, U.K, France, Germany, Ireland, etc.).  All financing fees, marketing and advertising costs, completion bond fees and a contingency reserve will be included in the average film budget.

On a “straight to video” release, the Company estimates that the net bottom-line from worldwide television will range from an estimated low of $500,000 to as much as $2 million. The Company’s investment in each film is structured to provide strong downside risk protection while simultaneously offering an uncapped upside potential, either thru video releases that over perform or through theatrically released titles.

Recent examples of pictures which were produced utilizing these types of government incentives include CABIN FEVER, HOSTEL, SAW, OPEN WATER, WRONG TURN, and SWIMFAN. (Lions Gate released the first 4 films; Twentieth Century Fox released the last 2 films).

GLOBAL UNIVERSAL ENTERTAINMENT, INC.

The Company plans to develop this subsidiary as its U.S. presence in developing and producing films and has recently hired Daniel Sherkow to manage the business affairs of this subsidiary as its Chief Operating Officer.  Global Universal Entertainment will also serve as the liaison for the joint venture the Company has established with Global Renaissance Funding, LLC.

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

SIGNIFICANT EVENTS RELATED TO FILM FINANCING

In October, 2009, the Company and Arthur Wylie Enterprises, Inc. (AWE) www.arthurwylie,com announced the formation of Global Renaissance Funding, LLC. (“GRF”), a joint venture entity organized by the Company for the purpose of financing the production of a slate of feature-length films developed by the Company and Global Renaissance Entertainment Group, Inc. (“GREG”). GRF is 51% owned by the Company and 49% owned by GREG. GREG was recently formed by Arthur Wylie and Omar Tyree, the New York Times bestselling author, and holds the film rights for a significant number of Mr. Tyree’s novels, such as Leslie, Flyy Girl, etc.

Mr. Wylie and Mr. Tyree have structured an exclusive opportunity to adapt his popular novels into motion pictures.  Leslie, a supernatural thriller set in New Orleans, is the first of Mr. Tyree’s novels that will be financed by GRF and produced by GREG and one of the Company’s subsidiaries as a co-production. The Company estimates that it will commence pre-production activities on Leslie in the third quarter of 2010.

The Company anticipates that GRF will raise sufficient capital to finance the production of up to five feature films through a proposed offering.

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

Most major video distribution companies have unused capacity and a desire to distribute third party films to add to their own internally produced product. Third party product can often be distributed less expensively since it does not have to incorporate a studio’s overhead or involve using studio facilities. Such products also require less studio management oversight during production. The worldwide home video market plus cable television, continues to show strong demand, particularly in the Company’s targeted film genres, which include “edgy” thrillers and “specialty” pictures.

The Company owns the rights “in house” to screenplays that it intends to produce as films. Therefore, the Company is able to by-pass the script optioning process for these films.  The option and the development of screenplays can be a costly and time-consuming process.  Such proprietary ownership significantly reduces development costs and the time necessary to move from development to production.

The films the Company produces will eventually become part of the Company’s film library. The Company holds a small library of films, which it obtained when it acquired Global Universal Film Group, Inc. (“GUFG”), a company owned by Gary Rasmussen (our CEO) and Jackelyn Giroux (President of GUFG and GUP in Canada).

 A film library, over time, is expected to build asset value for the Company.  Following the license term of each picture (7 years for direct-to-video releases and 20 years for theatrical releases), the film distribution rights and eventual ownership will become part of the Company’s assets.  Therefore, the Company can build a significant film library that may be re-licensed on either an “ad-hoc” or “packaged” basis, or sold to a third party. Film libraries are typically valued by estimating future revenues from future sale cycles and then calculating a net present valuation. Pay, free and syndication broadcasters are continually re-licensing titles. Future revenues will also be derived from new sources such as cell phones, iPods, video on demand, Internet broadcasts etc.

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

Item 1A.  Risk Factors That May Affect Our Results of Operation

We have a limited operating history and have never been profitable.

We still have limited operating history having begun business in the year 2000.  During that time, we have incurred losses in every quarter since inception except for the extraordinary gain realized in December 2004 and we remain subject to the risks and uncertainties usually encountered by early stage companies. Our focus on Motion Picture production adds additional risks to our business.

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

If we are unable to obtain financing or to obtain financing on reasonable terms, we could be forced to delay, scale back or eliminate certain film projects. In addition, such inability to obtain financing on reasonable terms could have a material negative effect on our business, operating results, or financial condition to such extent that we are forced to restructure, file for bankruptcy, sell assets or cease operations, any of which could put an investment in our Company at significant risk.

We have historically had losses from operations and losses may continue in the future, which may cause us to curtail operations.

Since our inception we have not been profitable and have lost money on both a cash and non-cash basis.  For the year ended December 31, 2009, we incurred net losses before extraordinary gain of $175,386.  Our accumulated deficit at the end of December 31, 2009, was $12,114,518.  Future losses, before extraordinary gain, are likely to occur, as we are dependent on spending money to pay for our operations. No assurances can be given that we will be successful in reaching or maintaining profitable operations.  Accordingly, we may experience liquidity and cash flow problems.  If our losses continue, our ability to operate may be severely impacted or alternatively we may be forced to terminate our operations.

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

It is likely that additional shares of our stock will be issued in the normal course of our business development, which will result in a dilutive effect on our existing shareholders

We will issue additional stock as required to raise additional working capital in order to undertake Company acquisitions, recruit and retain an effective management team, compensate our officers and directors, engage industry consultants and for other business development activities and to pay expenses.  Such issuances will have a dilutive effect on existing shareholders.

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

In connection with the acquisition of our stock by Rochester Capital Partners (RCP), RCP holds well over 51% of our outstanding shares of common stock, plus an additional, estimated 9.2% that may be acquired by conversion of our Series B Convertible Preferred Stock (“Series B”). Gary Rasmussen, our CEO, is the General Partner of RCP and exercises sole voting control over its shares. In addition, Mr. Rasmussen directly holds 3.5 million shares of our Series C Convertible Preferred Stock (“Series C”), which is non-dilutive and convertible at any time into 35% of our common stock, computed immediately after such conversion.  The Series C has voting rights equal to the estimated amount of shares that would be realized if converted. Additionally, Jacqueline Giroux, President of our wholly-owned subsidiary Global Universal Film Group, directly holds 2.5 million shares of Series B, convertible into a like number of common shares, which would result in her ownership of approximately 18.9% of our common stock. The Series B has no voting rights.  Also, Ms. Giroux holds 3 million shares of our Series C, convertible at any time into 30% of our then outstanding common stock.

Thus, these two stockholders, acting together, will have the absolute ability to control substantially all matters submitted to our stockholders for approval, including:

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

The industry in which we compete is a rapidly evolving, highly competitive and fragmented market, which is based on consumer preferences and requires substantial human and capital resources. We expect competition to intensify in the future. There can be no assurance that we will be able to compete effectively.  We believe that the main competitive factors in the film industry include access to capital, efficient distribution channels and effective marketing and sales of the film, and its ancillary rights. Many of our competitors are well established, profitable and have strong management and access to capital. We may be perceived as relatively too small or untested to be awarded capital and other business resources relative to the competition. Failure to compete successfully against current or future competitors could have a material adverse effect on the Company’s business, operating results and financial condition.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The Company, through its wholly-owned subsidiary, Global Universal Film Group, maintains offices on the lot at Raleigh Studios, a film studio located in the Los Angeles area.  This office is approximately 500 square feet in size and leased on a monthly basis at a rate of $900 per month. The offices are located at 650 N. Bronson Avenue, Suite B-116, Los Angeles, California 90004.

In addition, the Company utilizes the private offices of its Controller, Terry Gabby, to support his services for the Company, and retains a mailing address of 2375 E. Tropicana Avenue, Suite 8-259, Las Vegas, Nevada 89119, at an annual cost of approximately $250.

Item 3.  Legal Proceedings

In connection with our former business of LitFunding USA, we were named a defendant in several matters in litigation, many of which are in the normal course of business, including litigation for payment of consulting and professional fees. The corporate business unit conducting the operations of LitFunding USA was sold by the Company to Iscom, Inc. in March of 2008.  Accordingly, these claims are the responsibility of, and answered by Iscom, Inc.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5.    Market for Common Equity and Related Stockholder Matters

(a)            Market Information

Our common stock was quoted under the symbol “GBHL.OB” on the OTC Bulletin Board.

The OTC Bulletin Board is a network of security dealers who buy and sell stock.  The dealers are connected by a computer network which provides information on current “bids” and “asks” as well as volume information.  The OTC Bulletin Board is not considered a “national exchange.”  Our common shares originally commenced trading on the OTC Bulletin Board on July 11, 2002.  The following table sets forth the quarterly high and low closing sale prices for our common stock during our last two fiscal years as reported by the National Quotations Bureau and the Pink Sheets.  These quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

	2009		2008
	High	Low	High	Low
1 st Quarter	0.02	0.02	0.75	0.08
2 nd Quarter	0.04	0.02	0.30	0.09
3 rd Quarter	0.03	0.01	0.09	0.02
4 th Quarter	0.08	0.01	0.04	0.02

(b)            Holders of Common Stock

As of March 31, 2010, we had approximately 227 stockholders of record of the 23,077,844 shares issued and outstanding.

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

(d)            Securities Authorized for Issuance under Equity Compensation Plans

2002 Employee Stock Compensation Plan

Effective August 15, 2002, we adopted a 2002 Employee Stock Compensation Plan, as amended, with a maximum number of 150,000 shares that may be issued.  As of December 31, 2009, 53,750 options and 96,000 warrants had been issued under this plan.

2004 Stock Option Plan

Effective March 9, 2004, we adopted a 2004 Stock Option Plan.  The total number of shares of our common stock which may be purchased pursuant to the exercise of options shall not exceed, in the aggregate, 30% of the issued and outstanding shares of the Company’s common stock.  As of December 31, 2009, 149,000 options are outstanding under this plan.

		Stock			Exercise			Amount
Owner name	Type	Option Plan	Grant Date	Vested	Through	Grant Price	Amount	Exercised
Cohen, David	Option	YES	21-Dec-04	Immediate	21-Dec-14	$3.00	35,000	none
Guerrero, Jonathan	Option	YES	21-Dec-04	Immediate	21-Dec-14	$3.00	1,000	none
Reed, Morton	Option	YES	21-Dec-04	Immediate	21-Dec-14	$3.00	25,000	none
Weiner, Stanley	Option	YES	21-Dec-04	Immediate	21-Dec-14	$3.00	35,000	none
Reed, Morton	Option	YES	20-Jan-05	Immediate	20-Jan-15	$5.30	50,000	none
Amira, Bob	Option	YES	11-Mar-05	Immediate	11-Mar-15	$8.950	1,000	none
Ryan, Dermot	Option	YES	11-Mar-05	Immediate	11-Mar-15	$8.950	1,000	none
Stein, Vera	Option	YES	20-Jan-05	Immediate	20-Jan-15	$4.80	1,000	none
							149,000
Weighted average of exercise price $3.86

2006 Non-Qualified Stock Compensation Plans

Effective February 22, 2006, we adopted the “2006 Non-Qualified Stock Compensation Plan .” The maximum number of shares that may be issued pursuant to the plan is 600,000 shares.  As of December 31, 2009, a total of 600,000 shares had been issued under this plan.

Effective September 29, 2006, we adopted the “2006-B Non-Qualified Stock Compensation Plan.” The maximum number of shares that may be issued pursuant to the plan is 600,000 shares.  As of December 31, 2009, a total of 600,000 shares had been issued under this plan.

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

The table below sets forth information as of December 31, 2009 regarding outstanding options granted under the plans, warrants issued to consultants and options reserved for future grant under the plan.

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

As of December 31, 2009, there were 250 shares that remained available for issuance under the 2002 employee stock compensation plan.  As of December 31, 2009, no shares remained available under the 2006 Non-Qualified Stock Compensation Plan, the Attorney’s and Accountant Stock Plan Non-Qualified Stock Compensation Plan 2006 and the 2006-B Non-Qualified Stock Compensation Plan.

Item 6.   Selected Financial Data

For the years ended December 31, 2009 and December 31, 2008, the Company incurred net losses before extraordinary gain, of $ 175,386 and $ 207,627, respectively.  The Company accumulated deficit at the end of December 31, 2009, was $ 12,114,518.

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

OVERVIEW AND OUTLOOK

During 2009, we were in the business developing and producing motion pictures.

Results of Operations

The following overview provides a summary of key information concerning our financial results for the years ended December 31, 2009 and 2008.

Revenues:

	Year Ended December 31st		Increase (Decrease)
	2009	2008	Amount	Percent
Net Revenue	$	$25,000	$(25,000)	(100)%

Revenue : Total revenue was $ 0 and $ 25,000 for the fiscal years ended December 31, 2009, and 2008, respectively.  Our decrease in revenue of $25,000 is a direct result of not having received any revenue from the sale of film rights for films that we have recently completed. We cannot guarantee with any certainty when we will generate revenue sufficient to fund ongoing operations. Our future revenues will be reliant upon our ability to produce and market film and entertainment products.

Operating expenses:
	Year Ended December 31st		Increase (Decrease)
	2009	2008	Amount	Percentage
General and administrative expenses	146,538	154,684	$(8,146)	(5.2)%

Financing expense	17,000	60,721	(43,721)	(72.0)%
Depreciation and amortization	8,279	6,463	(1,816)	(28.0)%
				-

Total operating expenses	171,817	$211,573	$(39,759)	(18.7)%

Total operating expenses for the year ended December 31, 2009 decreased by $39,759 from the year ended December 31, 2008, because of the cost cutting procedures that management has implemented.

Other income (expense):
	Year Ended December 31st		Increase (Decrease)
	2009	2008	Amount	Percentage
Other income	$16,439	$3,699	$12,740	344%
Interest (expense)	(20,008)	(14,459)	5,549	38.3%
	-			-
				-

Total other income (expense)	(3,569)	(10,760)	(7,191)	(66.8)%

Our interest expense was $5,549 higher in 2009, than in 2008, because we issued short-term notes to provide working capital.
 Net (loss):

	Year Ended December 31 st		Increase (Decrease)
	2009	2008
Net (loss) before extraordinary gain	$(175,386)	(207,627)	$(32,244)	$(15.5)%

Our net loss before extraordinary gain was approximately 15.5% lower in the year ended December 31, 2009, as compared to the year ended December 31, 2008, because we reduced our G & A expenses and financing expenses by over $51,867. A substantial portion of our accrued payroll expense was reduced as a result of our CEO agreeing to waive any accrual of his yearly salary.

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

Liquidity and Capital Resources

We had cash on hand of $10,913, as of December 31, 2009.  In the opinion of management, our available funds will not satisfy our working capital requirements for the next twelve months.  We will need to raise funds to continue to implement our business plan. We plan to raise these funds through private and institutional debt or equity offerings, including interest bearing convertible debentures.  There can be no assurance that the Company will be able to obtain such financing.

Auditor’s ‘Going Concern’ Opinion

The Independent Auditor’s Report issued in connection with the audited financial statements of the Company for the calendar years ending December 31, 2009 and 2008, expresses “substantial doubt about [our] ability to continue as a going concern,” due to the Company’s lack of profitable operations, our working capital deficit, and our retained earnings deficit. The Company has not had a profitable operating history, and we have no current sources of revenue. We cannot guarantee that we will become profitable.

Current Working Capital

We are subject to a working capital deficit, which means that our current assets on December 31, 2009, were not sufficient to satisfy our current liabilities and, therefore, our ability to continue operations is at risk.  We had a working capital deficit for the year ended December 31, 2009, which means that our current liabilities exceeded current assets on December 31, 2009, by $579,374.  Current assets are assets that are expected to be converted to cash within one year and, therefore, may be used to pay current liabilities as they become due.  Our working capital deficit means that our current assets on December 31, 2009, were not sufficient to satisfy all of our current liabilities on December 31, 2009.  If our ongoing operations do not begin to provide sufficient profitability to offset the working capital deficit, we may have to raise capital or debt to fund the deficit or curtail future operations.

Summary of Product and Research & Development That We Will Perform for the Term of Our Plan

We do not anticipate performing any significant product research and development under our plan of operation until such time as we complete a merger or acquisition that may require it.

Expected Purchase or Sale of Plant and Significant Equipment

We do not anticipate the purchase or sale of any plant or significant equipment, as such items are not required by us at this time, nor are they anticipated to be needed within the next twelve months.

Significant Changes in the Number of Employees

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

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

Not Applicable to smaller reporting companies.

Item 8.  Financial Statements and Supplementary Data

Larry O'Donnell, CPA, P.C.

Telephone (303) 745-4545	2228 South Fraser Street
Fax (303) 369-9384	Unit I
Email larryodonnellcpa@msn.com	Aurora, Colorado 80014
www.larryodonnellcpa.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Global Entertainment Holdings, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

I have audited the accompanying balance sheet of Global Entertainment Holdings, Inc., and subsidiaries as of December 31, 2009, and the related consolidated statements of operations, stockholders equity and cash flows for each of the two years in the period ended December 31, 2009. These financial statements are the responsibility of management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Global Entertainment Holdings as of December 31, 2009, and the results of operations and its cash flows for each of the two years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States.

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

/s/ Larry O’Donnell, CPA, PC
April 14, 2010

Global Entertainment Holdings Inc.
Consolidated Balance Sheet
December 31,
2009
Assets

Current assets:
Cash and cash equivalents	$10,913
Accounts Recievable	10,000
Note receivable	87,450
Accrued Interest Income	14,918

Total current assets	123,281

Fixed assets, net	12,425
Total fixed assets	12,425

Other assets
Book Rights	1,864
TV Game/Reality Show	5,966
Film Rights	189,175
Movies	33,850
Website Software: Less Amortization	2,000
Other Assets	17,695
Producer Investment	150,000

Total other assets	400,550
Total assets	$536,256

Liabilities and Stockholders' Equity

Liabilities not subject to compromise
Accounts payable	$94,680
Accrued expenses	206,707
Deferred Revenue	150,000
Notes payable	251,268

Total current liabilities not subject to compromise	702,655

Liabilities subject to compromise

Debentures	40,000
Total liabilities subject to compromise	40,000

Total Liabilities	742,655

Stockholders' Equity:

Series B Convertible preferred Stock, par value $0.001, 4.000,000 shares authorized, 3,990,314 shares issued and outstanding	3,990

Series C Convertible preferred stock , par value $0.001, 6,500,000 shares authorized, 6,500,000 shares issued and outstanding	6,500

Common stock, $0.001 par value, 230,000,000 shares authorized,
22,567,844, and 11,812,844 shares issued and
outstanding at December 31, 2009 and 2008, respectively	105,582
Shares authorized & unissued
Subscription Payable	10,000

Additional paid-in capital	11,180,765
Additional paid-in capital Preferred B	271,425

Accumulated (deficit)	(12,114,518)
(175,386)

$536,256

Global Entertainment Holdings, Inc.
Consolidated Statement of Operations

	2009		2008

Net Revenue	$		$25,000

Expenses:
General and administrative expenses		146,538	154,684

Financing expense		17,000	60,721
Depreciation & Amortization		8,279	6,463

Total operating expenses		171,817	211,573

Net operating (loss)		(171,817)	(196,867)

Other income (expenses):
Other income		16,439	3,699
Interest expense		(20,008)	(14,459)
Rental Income

Total other income (expenses)		(3,569)	(10,760)

Loss before reorganization items			(207,627)
Extraordinary gain and income taxes
Bad Debt in connection with share issuance
Gain on debt restructure			26,250
Loss before extraordinary gain and income taxes

Income (Loss) before Income taxes		(175,386)	(181,377)

Net Income (loss)		$(175,386)	$(181,377)
Basic Earnings (loss) per share:		(0.00 8)	(0.02)
Before Extraordinary item		(0.008)	(0.02)
Extraordinary item		0.00	0.00
Total		(0.008)	(0.02)

Weighted average number of common shares outstanding:
Basic		19,916,351	10,954,988

 Statements of Changes in Stockholders' Equity

	Common Stock		Preferred Stock		Preferred Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Amount	Paid in Capital	Paid in Capital	Subscription Payable	Shares Authorized Unissued	Accumulated (Deficit)	Total Stockholders Equity
Balance, December 31, 2004	1,122,006	11,221	-	-						4,611,310		-		-6,225,276	-1,602,745

shares issued for cash	227,195	2,292	800,000	800						1,136,608		-		-	1,136, 608
Shares authorized & unissued										327,139		-		-	327,139
Shares issued for services	75,750	757	-	-						415,705		-		-	415,705
Shares issued in settlement	15,788	157	-	-						67,236		-		-	67,236
Shares issued in settlement of notes	60,000	600	-	-						647,891		-		-	647,891
Shares issued in lieu of interest	7,500	75	-	-						38,675		-		-	38,675
Warrants and Options issued	-	-	-	-						739,979		-		-	739,979
Warrants and Options exercised	66,500	665	-	-						32,335		-		-	32,335
Options exercised - related party	45,000	450	-	-						44,550		-		-	44,550
Subscription payable	-	-	-	-						-		327,139		-	327,139
Net (loss) for the year ended														-3,972,043	-3,972,043

Balance, December 31, 2005	1,621,740	$16,217	800,000	$800						$8,061,428		327,139		$-10,197,319	$(1,791,735)

Shares issued for cash	126,533	1,265								145,268					145,268
Shares issued for investment	1,500	15								3,580					3,580
Shares authorized & unissued										327,139					327,139
Shares issued for services	734,989	7,350								378,826					378,826
Shares issued in settlement of debt	140,660	1,407								256,997					256,997
Shares issued for preferred dividend	9,600	96								9,024					9,024
Shares issued in settlement of notes	200,000	2,000								198,000					198,000
Shares issued for financing	70,400	704								65,176					65,176
Shares issued in lieu of interest	1,466	15								1,452					1,452
Share issued in exchange of preferred	80,000	800	-400,000							99,200					99,200
Warrants and options issued	32,000	320								35,207					35,207

Warrants and Options exercised	65,000	650								3,600					3,600
Shares Cancelled	-185,000	-1,850	400,000	-4000						-933,918					(933,918)
Options exercised – related party										4,425					4,425
Subscription payable												-322,139

Net (Loss)															(1,027,947)
For the year ended
December 31,2006
Balance, December 31,2006	2,898,890	28,988								8,655,403				(11,248,000)	(2,479,324

Shares authorized & unissued												(171,000)			(171,000)
Shares authorized & unissued										17,500				17,500
Shares issued for services	1,125,657	11,257								826,147					826,147)
Shares issued in settlement of debt	1,103,416	11,039			3,990,314				3,990	883,071	271,425				1,154,496
Shares issued for Note Receivable	4,000,000	40,000								210,000					210,000
Shares issued for financing	500,000	500								54,500					54,500
Share issued in exchange of preferred	80,000	800								99,200					100,000

Net (Loss)														(610,700)	(610,700)
For the year ended
December 31,2007	47
Balance, December 31,2007	9,258,511	92,584			3,990,314	3,990	500,000	500	3,990	10,745,821	271,425	-171,000	(11,858,700)	(11,858,700)	(898,381)

Shares issued in settlement of debt	1,534,333	1,534								317,414		171,000			693,139
Shares issued for services	400,000	400								31,600					32,000
Shares issued for financing	220,000	220								9,480					9,700
Shares authorized & unissued										200,000					200,000
Shares issued for cash	400,000	400								34,900					35,300
Shares Issued
Net Loss for the year December 31, 2008														(181,377)	(181,377)
Balance, December 31, 2008	11,812,844	94,282			3,990,314	3990	500,000	500		11,339,215	271,425	0		(12,040,077)	(109,618)
Shares authorized & unissued adjustment										(200,000)
Shares issued in settlement of contract	10,000,000	10,000													10,000
Shares issued for services	30,000	30								1,470					1,470
Shares issued for financing
Shares authorized & unissued	100,000									10,000					10,000
Shares issued for cash	725,000	725								31,280					32,005
Net Loss for the year ended December 31,2009														(175,386)	(175,386)
Balance, December 31, 2009	22,667,844	105,037			3,990,314	3,990	500,000	500		11,180,765	271,425			(12,114,518)	(175,386)

Global Entertainment Holdings Inc.
Consolidated Statements of Cash Flow

	For the years ending December 31,
	2009		2008
Cash flows from operating activities
Net income (loss)		$(175,386)	$(181,377)
Adjustments to reconcile net income to net cash
provided by (used in operating activities)
Extraordinary gain on settlement with IEP creditors
Gain on forgiveness of capital lease obligation
Gain on Discount of pre-petition debt
Depreciation and amortization		4,289	6,463
Reserve for unsuccessful resolution of lawsuits			226,663
Reserve for Doubtful Receivables			159,838
Loss on disposal of asset
Share-based compensation		1,500	765,616
Common stock issued in settlements			360,966
Share-based interest payments
Shares cancelled			4,176
Gain on participation obligation			940

Debt discount amortization
Changes in assets and liabilities:
Trade and other accounts receivable		(10,000)	222,279
Other assets		(5,500)	(139,030)
Contingent advances
Accounts payable and accrued expenses		51,543	9,581

Trade and other claims subject to compromise
Note receivable		72,550	(160,000)
Deferred revenue			(150,000)
Net cash (used in) operating activities			(272,559)

Cash flows from investing activities:
Purchases of property and equipment
Net cash (used in) investing activities

Cash flows from financing activities:
Cash from issuance of common stock		55,000	35,300
Cash from exercise of options & warrants			100
Cash from issuance of preferred stock

Proceeds from notes payable		7,664	76,600
Subscription Payable
Proceeds from investor participation borrowings
Proceeds from investor obligations			22,210
Principal repayments on capital lease obligations
Value of Warrants issued		7,000	160,554
Net cash provided by financing activities			272,554

Increase (decrease) in cash		8,660	(5)
Cash - beginning of period		2,253	2,258
Cash - ending of period		$10,913	$2,253

Supplemental disclosures:
Interest paid
Income taxes paid		$-	$-

Shares issued for services		$1,500	32,000
Number of shares issued for services		30,000	400,000
Shares issued for debt	$		360,966
Number of shares issued for debt			1,534,333
Imputed value of warrants issued with debt		-

All share after 10 to 1 reverse split

Global Entertainment Holdings Inc.
Notes To Consolidated Financial Statements

Cash and cash equivalents

Cash includes all short-term highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less. At times cash deposits may exceed government insured limits.  At December 31, 2009, there were no cash deposits that exceeded those insured limits.

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

Fixed Assets

Fixed assets are stated at cost less accumulated depreciation. Depreciation is recorded on a straight-line basis over a period of the shorter of the related applicable lease term or the estimated useful lives of the assets ranging from 3 to 5 years. Depreciation expense for the years ended December 31, 2009 and 2008, was $8,279 and $6,463 respectively.

The Book, TV and Film Rights costs are recorded as assets as required by the AICPA Statement of Position 00-2. The costs will be amortized using the individual film forecast computation method.

Global Universal Film Group, Inc., purchased the majority of the Books, TV and Movie Rights in January, 2006, for approximately $160,000. The total as of December 31, 2009 and December 31, 2008 respectively is $232,855 and $223,855.  The expenditures that are related to specific Film, TV or Book projects are capitalized as a long-term asset.  The capitalized costs will be amortized using the individual film forecast computation method as film revenues are obtained.

The expenditures that have been incurred during the year 2007 for the slate of seven films was approximately $26,850 in fees to obtain the Louisiana tax credits. These expenditures have been capitalized as required by AICPA SOP 00-2.

The Company adheres to the AICPA Statement of Position 98-1 Accounting for the Cost Of computer software Developed or Obtained for Internal Use. During the year 2007 the Company had expenditures of $6,000 for Global Universal film Group Inc. our subsidiary for the development of its website. Software purchased will be amortized over a period of three years straight-line basis. The amortization will begin in the year 2008. T he amortized amount for the year 2008 was $2,000.  The amortized amount for the year 2009 was $2,000.

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

The Company recognizes revenues earned for the fees charged on the contingent advances upon successful resolution of the funded lawsuit. In accordance with the guidelines of Staff Accounting Bulletin (SAB) 104 and Statement of Financial Accounting Concepts (SFAC) No. 5, upon successful resolution of the lawsuit including appeals, the fees become realizable and earned. At this time the fee is determinable and the collection ensured. Fees are determined as set forth in the individual contracts. Fees are generally progressive the longer the time period for which the advances are outstanding. Fees are not earned until there is successful resolution to the related legal matter. The Company has begun to make contingent advances on so called post settlement lawsuit matters. In these instances all appeals have been exhausted and the fee is both determinable and collection ensured at the time the advances are made.

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

Stock-based Compensation

In December 2004, the FASB issued SFAS No. 123 (revised 2004) Share-Based Payment which is a revision of SFAS No. 123 Accounting for Stock-Based Compensation. SFAS No. 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.  The Company adopted SFAS No. 123(R) as of December 31, 2005.   Stock issued for services totaled $1,500 and $32,000 for the years ended December 31, 2009 and 2008, respectively.

In 2005, the Company accounted for its employee stock-based compensation arrangements in accordance with provision of Accounting Principles Board (“APB”) Opinion No. 25, “ Accounting for stock Issued to Employees”, and related interpretations. As such, compensation expense under fixed plans is recorded only if the market value of the underlying stock at the date of grant exceeds the exercise price. The Company recognized compensation expense for stock options, common stock and other equity instruments issued to non-employees for services received based upon the fair value of the equity instruments issued as the services are provided and the securities earned.

The Company accounted for stock-based compensation associated with the re-pricing of employee stock options in accordance with the provision of FASB Interpretation No. 44, “ Accounting for Certain Transactions Involving Stock Compensation” (“FIN 44”). For accounting purposes, the re-pricing of existing stock options requires variable accounting for the new options granted from the date of modification. Variable accounting requires that the intrinsic value, being the excess of the current market price at the end of each reporting period in excess of the exercise price of the re-priced options, be expensed as non-cash stock-based compensation expense until such time as the re-priced options are exercised, expire or are otherwise forfeited. Any increase in the intrinsic value of the re-priced options will decrease reported earnings, and any subsequent decreases in value will increase reported earnings.

 SFAS No. 123, “ Accounting for Stock-Based Compensation ”, requires the continued application of APB Opinion No. 25 for transactions with employees to provide pro forma net earnings (loss) and pro forma earnings (loss) per share disclosures for employee stock option grants as if the fair value based method defined in SFAS 123 has been applied to these transactions.

The following table represents the effect on net (loss) and (loss) per share if the Company had applied the fair value based method and recognition provisions of SFAS No. 123:

	2009	2008
Net (loss), as reported	$(175,386)	$181,377)
Add: Employee stock-based compensation Expense, as reported
Deduct: Total stock-based employee compensation expense determined under fair value method
Pro forma net (loss)	$(175,386)	$(181,377)
Net (loss) per common share
Basic (loss) per share, as reported	$(0.008)	$(0.02)
Basic per share, pro forma	$(0.008)	$(0.02)

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

The Company's primary liabilities are summarized in the following paragraphs:

A.   Administrative and Priority Claims . The claims within this class total approximately $287,000 through December 31, 2005. Most of this amount represents the fees and costs payable to the Debtors general insolvency counsel, Winthrop Couchot, P.C. who accepted 20,000 shares of common stock from the company in April 2005 and an additional 10,000 shares in 2005 in part or full payment for the amount. The balance represents sums owed of approximately $9,300 in priority wages owed to two officers of the Debtors. These amounts are not subject to compromise and are included in accounts payable and accrued expenses in the accompanying balance sheet at December 31, 2006.

B.   Gap Claims . During the period between the filing of the involuntary petition and the date on which LitFunding Nevada's stipulated to the entry of an order for relief, certain claims accrued. Substantially all of these claims accrued in favor of two law firms that were defending LitFunding Nevada against the involuntary filing. The Debtors reached an agreement with these claimants to pay $314,000 over twelve months.  The remaining balance owed at December 31, 2005 is approximately 40,557.  These amounts are subject to compromise and are included in trade and miscellaneous claims in the accompanying balance sheet at December 31, 2005; During the three months ending March 31, 2006 the debtor elected to covert $3,676 to 2,625 shares of the Companies $0.001 par value common stock and $36,881 to a promissory note bearing interest at 8 % per annum with a maturity date of August 1, 2006. The Company is in default on this note and owes $29,357 and accrued interest.

C.   Debenture Claims In calendar years 2002 and 2003 California LitFunding issued debentures to seven individuals, creating approximately two hundred thousand dollars ($200,000) in debt obligations. Included is a $10,000 debenture payable to a related party. These claims are unsecured and they are undisputed. In November 2006 the Company won a Judgment against Alan Schuchman for fees owed, a stipulation in the Judgment was that Mr. Schuchman forfeits the $ 10,000 debenture he was holding. On December 28, 2007, the Company converted $150,000 principal amount of the debentures, plus approximately 21,000 in accrued interest, into 17,100 shares of Common Stock. The balance of debentures at December 31, 2008 is $40,000. The Company has not made the semi annual interest payments in the year 2008 and 2007 with respect to the $40,000 remaining amount of debentures. The accrued interest is $13,500, as of December 31, 2009.

D.   Unsecured Claims Other Than Debenture Claims and IEP Claims . The Debtors have approximately $339,653 in allowed unsecured claims. These amounts are subject to compromise and are included in trade and miscellaneous claims in the accompanying balance sheet at December 31, 2005. During the months ended March 31, 2006 , the debtors elected to convert $244,169 to 145,410 shares of the Companies $0.001 par value common stock and $ 157,258 to notes payable with a maturity date of June 15, 2006. The remaining balance due as of December 31, 2009 is $47,265.00.

E.   IEP Claims . Pursuant to the Settlement Agreement entered into by and between The Company and the IEP petitioning creditors, each and every claim held by the IEP petitioning creditors has been fixed in the Plan. The totality of all claims held by the IEP petitioning creditors has been incorporated into the non-recourse Plan Note. The Plan Note had an opening balance of $26,111,763. This obligation was relieved in connection with the transfer of the Contract Pool to the IEP Creditors in December 31, 2004;

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

H.   Interest Holders Interest holders are the parties who hold ownership interest (i.e., equity interest) in The Company. The Plan creates two classes of interests. Class 7, which is comprised of LitFunding Nevada, as the holder of all of the common stock of California LitFunding, and Class 8, which is comprised of all of the holders of common stock interests in LitFunding Nevada. These classes are not impaired under the terms of the Plan.

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

Note 4 – Income taxes

The Company recognizes deferred income taxes for the difference between financial accounting and tax bases of assets and liabilities. Income taxes for the years ended December 31, 2009 and 2008 consisted of the following:

	As of December 31,
	2009	2008

Current tax benefit (provision)	$0	$0
Deferred (benefit) provision	0	0

Total income tax provision	$0	$0

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

The differences between the statutory and effective tax rates are as follows for the year ended December 31, 2009:

	December 31,
	2008		2008
Federal statutory rates	$(175,386)	(34%)	$(181,377)	34%
State income taxes	0		0
Valuation allowance for operating loss carry forwards	(175,386)	34%	(181,377)	34%
Permanent difference for discharge of debt	0	0%	0	0%
Other	0	0%	0	0%
Effective rate	$0	0%	$-0-	0%

Note 8 - Debentures

During the years ended December 31, 2002, the Company issued 5-year 9% convertible debentures amounting to $200,000, due January 1, 2007. Included is one debenture due to a related party for $10,000. Interest is due semi-annually on the first day of June and December of each year, commencing June 1, 2003 until fully paid. As part of the plan of reorganization, these debentures have an amended maturity to June 2008. In December 2007, the Company converted $150,000 principal amount of the debentures, plus approximately $21,000 in accrued interest, into 17,100 shares of Common Stock.  At December 31, 2009, the Company had accrued interest totaling $ 13,500.

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
Notes payable at December 31, 2009 is comprised of the following:

Note payable to entity, original balance of $19,181. Principal and interest due June 15, 2006. The Note is unsecured. In default.	$9,591

Note payable to entity, original balance $32,187. This note is unsecured. Due May 15,2006. In default.	$6,094

Note payable to entity, original balance of $15,000 due in three monthly installments of $5,000 beginning April 15, 2006. The Note is unsecured. In default.	$10,000

Note payable to entity, original balance of $30,502 due in two monthly installments of $15,251 beginning April 15, 2006. The Note is unsecured. In default.	$15,251

Advances to be converted into notes. Net of EME advances of $10,330	$2,080

Notes payable face amounts totaling $42,500, with various interest rates and due dates. The notes have been verbally extended.	$42,500

Note payable face amount $40,000, dated May 1, 2008, interest rate 12% due date April 30, 2009. Currently in default. An extension is being pursued.	$40,000

Note payable face amount $20,000, dated May 1,2008, interest rate 12% due date April 30, 2009. Currently in default. An extension is being pursued.	$20,000

Note payable face amount $8,000, dated July 7, 2008, interest rate 12% due date March 31,2009. Currently in default. An extension is being pursued.	$8,000

Note payable face amount $4,500, dated July 8, 2008, interest rate 12% due date March 31, 2009. Currently in default. An extension is being pursued.	$4,500

Note payable face amount $4,500 date August 19, 2008, interest rate 12% due date March 31, 2009. Currently in default. An extension is being pursued.	$4,500

Global Notes with no specified due dates and varying interest rates.	$60,253

Note payable face amount $25,000 date January 13, 2009, interest rate 10% due date March 31, 2009 with a 30-day grace period. Currently in default. An extension is being pursued.	$25,000

Note payable face amount $2,000 date February 17, 2009, interest rate 6% due date April 15, 2010.	$2,000

Note payable face amount $1,500 date March 6, 2009, interest rate 6% due date April 15, 2010.	$1,500

Total	$251,269

NOTE 9 - Going Concern

The Company has suffered significant losses the past two years. Unless significant additional cash flows come into the Company, or a major reduction in operating losses occur, the Company could be in jeopardy of continuing operations. The Company seeks to generate needed funds to continue on going operations from joint ventures, the sale of Company stock through a Private Placement and/or advances from the primary shareholder.

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

Recent Sales of Unregistered Securities

Common Stock Issued in 2009

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

On November 20, 2009 the Company issued 625,000 restricted shares of its $0.001 par value common stock to an individual investor at a price of $0.04, per share, as documented by a Subscription agreement dated October 6, 2009.

Series “A” Preferred Stock

On July 20 2005, the Board of Directors authorized the company to amend its Article of Incorporation to allow the issuance of up to 10,000,000 shares of preferred stock, par value $0.001 per share.  Further, the Board authorized the initial issuance of up to 2,000,000 shares of Series A 12% Convertible Preferred Stock (Series A Preferred).  The Series A Preferred provides for a conversion rate 2 shares of common for each share of Series A Preferred, and such conversion rights shall commence six months from the date of purchase.  During 2005, the Company issued 800,000 shares of Series A Preferred at $0.25 per share to two individual investors for cash totaling $200,000. During 2007, all 800,000 shares were converted into common stock. As of December 31, 2009, the Company has not issued any outstanding shares of its Series A Preferred Stock.

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

The rights and preferences of the Series B shares are as follows:

Dividend Provisions The holders of the Series B Convertible Preferred Stock will not be entitled to any dividends on the Preferred Stock.

Liquidation Preference   In the event of any liquidation, dissolution or winding up of the Company, either voluntary or involuntary, subject to the rights of series of preferred stock that may from time to time come into existence, the holders of Series B Convertible Preferred Stock shall be entitled to receive, prior to and in preference to any distribution of any of the assets of the Company to the holders of Common Stock by reason of their ownership thereof, an amount per share equal to the sum of (i) $0.001 for each outstanding share of Series B Preferred Stock (“Original Series B Issue Price”) and (ii) an amount equal to the Original Series B Issue Price for each twelve (12) months that has passed since the date of issuance of any Series B Preferred Stock.

Spin-off Rights   At the election of a majority in interest of the Series B Preferred Stock, Global Universal Film Group shall be spun off to the holders of the Series B Preferred Stock, with 90% of such shares in Global Universal Film Group being issued, pro rata to the holders of the Series B Preferred Stock, and 10% being issued and distributed to the shareholders of the Company Common Stock on a pro-rata basis. This provision was eliminated entirely with the filing of an amendment to the designation of rights and preferences of our Series B Preferred with the State of Nevada on December 6, 2007.

Conversion   Each share of Series B Convertible Preferred Stock is convertible, at the election of the holder, into one (1) share of the Company’s common stock on such date as the majority shareholders of all Series B have elected to effect the Spin-Off transaction; however, the Series B Convertible Preferred Stock shall automatically convert into shares of Common Stock of the Company after twelve (12) months from the date of LitFunding’s acquisition of Global Universal Film Group, regardless of whether or not an election has been made to spin-off Global Universal Film Group. This provision was amended with the filing of an amendment to the designation of rights and preferences of our Series B Preferred with the State of Nevada on December 6, 2007. The conversion into common stock may be made at anytime, without conditions, by the holders of the Series B Preferred stock.

Voting Rights   The shares of the Series B Preferred Stock do not have any voting rights.

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

Note 11 – Commitments and Contingencies

Contingencies & Litigation

The Company is a defendant in several matters in litigation, which were related to its former business and which were incurred in the normal course of business, including litigation for refunds of funds invested and collection matters. The Company believes these suits are without merit and the responsibility for which has been assumed by the Purchaser of the former business unit of LitFunding USA.

In connection with the business unit of LitFunding USA, which was sold by the Company on March 28, 2008, the Company obtained various judgments in Courts situated in the State of Nevada for the return of deposits made to attorneys practicing in various other states.  In turn, a judgment was entered against the Company in Clark County, Nevada District Court for attorneys’ fees, in the amount of $30,000, incurred in connection with the obtaining of these judgments.  The Company believes that these judgments are uncollectible and that all liabilities were assured by the Purchaser.

Note 12- Net Income (Loss) Per Share

Net income per share is calculated using the weighted average number of shares of common stock outstanding during the year. Options/Warrants to purchase 445,459 and 25,000 common shares were not considered in the calculation for diluted earnings per share for the years ended December 31, 2009 and December 31, 2008 respectively. In accordance with SFAS No. 128, the control number used in determining the dilutive effect of warrants and options is based on operating income. Therefore, because the Company experienced a net operating loss as of December 31, 2009, the effect of their inclusion based would be anti-dilutive and hence, were not included.

	2009			2008
	Income (Loss)	Shares	Per Share	Income (Loss)	Shares	Per Share
Net income (loss) before extraordinary item	$(175,386)			$(207,627)
Extraordinary item				26,250
Total	$(175,386)			(181,377)

Preferred dividends	0			0
Income (loss) available to common shares holders	$(175,386)			$(181,377)

Basic earnings (loss) Per Share:
Before extraordinary item	$(175,386)	19,916,351	$(0.008)	$(207,627)	10,954,988	$(0.2)
Extraordinary item		19,916,351	$0.00	26,250	10,954,988	$0.00

Total	$(175,386)	19,916,351	$(0.008)	$(181,377)	10,954,988	$(0.02)

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

 Options and Warrants Exercised

During the year ended December 31, 2009, no options were exercised, and no warrants were exercised. The warrants and options were issued to both non-employees for services and to Directors of the Company and creditors. The warrants and options issued to Directors of the Company were part of the compensation package promised to Directors in August 2004 and are priced accordingly. The summary of activity for the Company's stock options and warrants is presented below and takes into effect the reverse split of our common stock on a 1-for-10 basis in December 2007:

	Year ended December, 2008	Weighted Average Exercise Price	Year ended December, 2008	Weighted Average Exercise Price

Options/Warrants outstanding at beginning of Period	481,675	$4.20	481,675	$4.20
Granted	50,000	$0.02	445,459	$0.36
Exercised		$.001	100,000	$.001
Amended	300,000	$0.38	300,000	0.32
Terminated/Expired	1,000	$4.00	(444,250)	2.63
Options /warrants outstanding at end of period	530,675	$1.65	481,675	$1.65
Options/warrants exercisable at end of period	530,675	$1.65	481,675	$1.65

Price per share of options outstanding	$0.10-$70.00		$0.10-70.00

Weighted average remaining contractual lives	1.54 years		1.69 years

Weighted average fair value of options granted during the period	$0.02		$0.8

Note 15 - Subsequent Events

None.

 Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

On August 18, 2009, the Company was notified by the Securities and Exchange Commission that the Public Company Accounting Oversight Board (“PCAOB”) had revoked the registration of Lawrence Scharfman & Co., CPA, P.C. (“Scharfman”), its former independent accountants.

As Scharfman was no longer registered with the PCAOB, the Company could not include its audit reports or consents in future filings with the SEC. The Company dismissed Scharfman as its independent accountant on August 18, 2009, the date it received notice from the SEC and PCAOB.  Scharfman’s reports on the Company’s financial statements for the fiscal year ending December 31, 2007 and 2008 were qualified noting the Company’s ability to continue as a going concern. The reports contained no other adverse opinion, disclaimer of opinion or qualification or modification as to uncertainty, audit scope or accounting principles.  There were no disagreements with the former accountants on any matter of accounting principles or practices, financial statement disclosure or activity scope or proceeding during the Company’s two most recent fiscal years and any subsequent interim period though the date of dismissal.

The Company engaged the accounting firm of Larry O’Donnell, CPA. P.C. to review its Form 10-Q for the quarter ended June 30, 2009 and to reaudit the Company’s financial statements for the 2008 fiscal year and to audit its financial statements for the 2009 fiscal year.  The audit report and consent of Larry O’Donnell, CPA. P.C. is included in this filing.

Item 9A.  Controls and Procedures

We conducted an evaluation, with the participation of Gary Rasmussen, our current Chief Executive Officer, and Stanley Weiner, our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of December 31, 2008, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, Messrs. Rasmussen and Weiner have concluded that as of December 31, 2009, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, because of the Company’s limited resources and limited number of employees, management concluded that, as of December 31, 2009, our internal control over financial reporting is effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with the U.S. generally accepted accounting principles.

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

Changes in internal controls

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15d-15 under the Exchange Act that occurred during the year ended December 31, 2009, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

None.

PART III

Item 10.   Directors, Executive Officers and Corporate Governance

The members of the board of directors serve for one year terms and are elected at the next annual meeting of stockholders, or until their successors have been elected.  The officers serve at the pleasure of the board of directors.

Resignations and Appointments of Officers and Directors

Information as to our current directors and executive officers of the Company is as follows:

Name	Age	Title
Gary Rasmussen	57	CEO & Director
Stanley Weiner	67	CFO & Director
Virginia Perfili	52	Corp. Secretary & Director
Terry Gabby	65	Controller & Treasurer

Duties, Responsibilities and Experience of Directors & Officers of Global Entertainment Holdings.

Gary Rasmussen.   Mr. Rasmussen has served as our Chief Executive Officer and Chairman of the Board of Directors since September of 2007.  In such capacity, he oversees our ongoing business development, acquisitions and financing. Mr. Rasmussen has an extensive background spanning over 30 years as an entrepreneur with vast experience in all phases of business development, having been a founder, chief executive officer or director of numerous private and publicly-held corporations engaged in the areas of cable television, investment banking, mortgage banking and motion pictures.  He has extensive experience in structuring debt and negotiating equity capital for both public and private enterprises, implementing short and long term business planning, acquisitions and divestitures, and has played a leading role in spearheading several publicly held corporations from their inception. From November of 2004 through September of 2007, Mr. Rasmussen was self-employed as a business consultant, working primarily with small publicly traded companies.  Prior to November, 2004, Mr. Rasmussen was a founder, consultant and non-executive Chairman of a public company engaged in developing a VoIP (Voice over Internet Protocol) technology to provide residential phone services to consumers with an Internet connection.  Mr. Rasmussen holds a Bachelor degree in Business Administration from Western Michigan University.

Stanley B. Weiner Mr. Weiner has served as a Director of the Company since October 2003 and Vice President of Finance of the Company since December 2000.  On September 19, 2009, he was named CFO of the Company.  Mr. Weiner has more than 35 years experience creating and running businesses.  Mr. Weiner was the founding officer of Gemini Financial Corporation, a NASD Broker/Dealer from 1970 through 1975, President of APA, Real Estate Syndication Company from 1975 through 1978, Managing Partner of Agri-World Partnership from 1978 through 1983, an agricultural project syndication company with offices throughout Europe and the Middle East.  Mr. Weiner was a Founding Officer/President of Regent Properties from 1985 through 1990, and Chief Executive Officer of Wise Industries from 1990 through 1993, a company specializing in pollution control devices.  In 1978, Mr. Weiner founded Western Pacific Investment Corporation, centers and agricultural properties in addition to packaging many tax-sheltered investments.  As a result of the foregoing activities, Mr. Weiner has extensive experience in marketing, acquiring, financing and developing commercial and agricultural property, negotiating agreements and packaging transactions.  Mr. Weiner received his Bachelor of Arts degrees in both Psychology and Economics from California State University at Long Beach in 1966.  He also did graduate work in both fields at UCLA.  Mr. Weiner has in the past held a National Association of Securities Dealers Principals license and is a licensed Real Estate Broker.  Mr. Weiner is not an officer or director of any other reporting company.

Terry Gabby Mr. Gabby has served as Chief Financial Officer and Treasurer of the Company from July 1, 2005 to September 18, 2009, and as Controller from November 1, 2009 to date.  Mr. Gabby has over 30 years’ experience in executive management, auditing and finance. As the senior auditor for a regional audit firm, Seidman & Seidman CPA's, he was the senior in charge of audits for several publicly held companies in the casino and manufacturing industries. From 1981 to 1991, Mr. Gabby was the corporate director of internal audit for Sahara Resorts, Inc., a publicly traded company with several gaming subsidiaries and time-share properties. As a consultant for various clients, Mr. Gabby has developed and implemented financial accounting systems, internal control systems and participated in establishing review procedures for compliance testing as required under the Sarbanes-Oxley Act. The past seven years, Mr. Gabby has held the executive positions of Chief Financial Officer and Controller for several large tribal gaming enterprises located in several state jurisdictions. These enterprises were business start-ups requiring loan acquisitions, funding distributions, construction cost control and the development of financial reporting systems. Mr. Gabby earned his Bachelor of Science degree in accounting from the University of Nevada, Las Vegas College of Business Administration in 1973. Mr. Gabby will receive a salary of $55,000 annually, and will receive a signing bonus of 10,000 options to purchase shares of the Registrant's common stock at $0.41 per share. Mr. Gabby is not an officer or director of any reporting company.

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

In 1990, Orphan ventured into producing feature films.  Orphan joined forces with Gary Rasmussen (currently CEO of LitFundi), who was instrumental in restructuring the company as a publicly-traded entity, as well as raising capital for several films that were produced by Orphan.  Ms. Perfili was both producer and executive producer for the feature films, “Mirror Mirror” and “Mirror Mirror 2: Raven Dance”, and spearheaded their marketing and distribution.  Both of these independent feature films enjoyed theatrical, cable, Pay-Per-View, TV broadcast, VHS, DVD, and Laser Disc releases, domestically.  In 1995, she directed another sequel, Mirror, Mirror III: The Voyeur.  Ms Perfili has always had a keen eye for recognizing fresh, new talent as demonstrated by the fact that she cast a then unknown young actor, Mark Ruffalo, as the male lead in both Mirror, Mirror 2 and Mirror, Mirror III, his very first leading roles in a feature film.

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

Management Biographies for Global Universal Film Group, Inc.

Jacqueline Giroux.   Jacqueline Giroux serves as the President of our wholly-owned subsidiary, Global Universal Film Group, a film production and distribution company that she founded in 1997. Additionally, she is the founder and President of Global Universal Pictures, Inc., a federally chartered Canadian corporation, which is 30% owned by the Company.  In March of  2006, Global Universal Film Group entered into an agreement whereby it became a wholly-owned subsidiary of Global Entertainment Holdings (OTCBB: GBHL), in a merger transaction wherein the original stock holders of Global Universal received 1,500,000 shares of GBHL Series B, convertible preferred stock.  Prior to Global Universal’s merger with GBHL, Ms. Giroux was a co-founder, director and President of a publicly-traded company engaged in Internet Telephony (VoIP communications). Ms. Giroux is also the founder and President of Global Universal Pictures, Inc., a Canadian corporation, which is 30% owned by Global Entertainment Holdings.

Ms. Giroux has experience in managing publicly-held companies and considerable expertise in film financing and developing worldwide business relationships for co-producing and financing motion pictures. Jackie is also an accomplished writer, producer and director of feature films, and has been awarded “keys” to numerous U.S. Cities for her lecturing and fund raising for charity organizations in the United States. In addition, Ms. Giroux created an online casting website for Global Universal, which will be utilized to find and cast talent worldwide: www.youvegotthepart.com .

Ms. Giroux won a scholarship to the New York American Academy of Dramatic Arts, and has appeared in many off Broadway and Broadway plays.  Her career in films was launched with a lead role in “The Cross and the Switch Blade”, starring Pat Boone and Eric Estrada.  She has appeared in fifteen feature films and several TV series; her last film as an actress was in “To Live and Die in LA”, directed by Billy Friedkin for MGM in 1985.  Since then, she has written and produced ten feature films, two “Movies of the Week”, two reality series, and most recently she has written and produced: “Blue Seduction”, a TV movie starring Billy Zane and Estella Warren; “American Sunset”, scheduled to show at the 2010 Cannes Film Festival, starring Corey Haim (his last completed film) and Frank Molina; “Plaster Rock”, scheduled for theatrical release in Canada on May 6, 2010, starring Christine Johnson, Lalesha Railsback, Eric A. Leffler, Frank Molina; and “The Night”, a supernatural thriller, starring Lalesha Railsback and __ Hamrick.

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

Eric A. Leffler.  Eric Leffler serves as the Manager of Business Development for this wholly-owned subsidiary. His responsibilities will entail development of film projects, assistance in production and obtaining financing.  Mr. Leffler has a wealth of divergent experiences that he brings with him to Global Universal along with his talents as both a producer and actor.

Prior to shifting his interest to the entertainment Industry, Eric was the CEO and founder of Directional Sign Services, an advertising company he formed when he was 17 years old.  Mr. Leffler grew Directional Sign Services to become one of the largest sign companies on the East Coast, at one point operating in Eight States.  He subsequently founded a construction company in 2008 operating in New Jersey and Colorado. Additionally, in 2009, he oversaw the development, construction and management of one of North America’s largest swine raising facilities for Cargill and is also currently seated as President of The Daniel D. Tompkins Foundation, a charitable, non-profit entity benefiting the arts and education.

A few of Eric’s notable producing credits include 250 Episodes for “Fairfax Magazine”, a Virginia based, Television Cable show.  Mr. Leffler has also produced numerous marketing videos and industrials.   Eric produced “The Glenn Miller Gala”, a live musical event in NYC, along with other gala charity events. He has also produced a number of “Off Broadway” productions, including “SOHO BOXES”, “CHAIRMAN OF THE BOARD” and “LINE”.  He has unaccredited production work on several feature films such as; “THE VICIOUS CIRCLE”, “RED PASSPORT”, and “UNSAVORY CHARACTERS”. He recently served as Executive Producer for “AMERICAN SUNSET”, starring Frank Molina and Corey Haim in his last leading role.

His film credits as an actor include over 25 feature films, a few notables are “AMERICAN SUNSET”, “DEATH WITHOUT CONSENT”, “ALL THE WRONG PLACES”, “THE VICIOUS CIRCLE”, “LBS” “STONE COLD KILLERS”, “UNSAVORY CHARACTERS”, “RUM AND COKE”, “CLOSE UP”, “THUMB”,  “PERFECT LIES” and “THE INVISIBLE”. Fluent in German, Eric has done voice-overs for German companies along with national product spots and endorsements.  Trained at Lee Strasberg and The Actor’s Studio along with Uta Hagen, he has subsequently performed on stage in many off Broadway productions, The Lincoln Center and at The Kennedy Center.

Eric is a 1985 graduate of George Mason University’s business school, and holds a Bachelor of Science degree in Marketing.

Terry Gabby – Controller & Treasurer (See biography above)
Virginia Perfili – Vice President of Production. (See biography above)
Gary Rasmussen – CEO & Secretary.   (See biography above)

Management Biographies for Global Universal Entertainment, Inc.

Daniel A. Sherkow.  Daniel Sherkow was recently hired in February of 2010, to serve as the Chief Operating Officer of Global Universal Entertainment, Inc. (“GUE”), a wholly-owned subsidiary of the Company.  GUE will handle the development and production of film projects intended to be produced in the U.S., and will be the primary liaison for the Company’s joint venture entity, Global Renaissance Funding, LLC.  GUE was formerly known as Easy Money Express, a subsidiary which former management of the Company intended to conduct short-term, small financial loan transactions using the Internet.

Mr. Sherkow straddles the worlds of media/entertainment and finance as a successful motion picture and television producer and former Series 7 licensed Registered Representative.  He has advised numerous leading media entities such as the Korean animation company, Seoul Movie, and the China Film Group Corp., the official governmental agency of the People’s Republic of China, in their negotiations with a major U.S. motion picture studio concerning an overall financing, production, and distribution arrangement for live action motion pictures.

Following stints at NBC Television and Time-Life Films, and then Vice President, Production at Paramount Pictures and Tri-Star Pictures, Mr. Sherkow produced the feature motion picture "SUSPECT," written by Eric Roth ("FORREST GUMP") and starring Cher, Dennis Quaid, and Liam Neeson.  Mr. Sherkow then raised funding for and produced "AMERICAN BUILT"/"RACE FOR GLORY"; and "IMPROMPTU", which opened to universal acclaim and won the prestigious Houston WorldFest Award as “Audience Favorite”.  "IMPROMPTU", starring Judy Davis, Hugh Grant, Emma Thompson, Mandy Patinkin, Bernadette Peters and Julian Sands, marked the film directorial debut of noted Broadway stage director, Pulitzer Prize and Tony Award winner, James Lapine ("SUNDAY IN THE PARK WITH GEORGE").  Following its theatrical release and extraordinarily successful video/DVD distribution, “IMPROMPTU” was telecast on the prestigious Public Broadcasting System (PBS) show “Masterpiece Theatre”.

Mr. Sherkow recently financed and produced the feature motion picture “BEING MICHAEL MADSEN”, shot on location in Los Angeles, Connecticut and New York City, and starring Michael Madsen, Daryl Hannah, Harry Dean Stanton, Virginia Madsen, and David Carradine.  “BEING MICHAEL MADSEN” was a featured official submission at the largest independent film festival in Europe, the Raindance Film Festival in London, and at the Starz Denver International Film Festival and San Francisco International Film Festival.   “BEING MICHAEL MADSEN” was also selected to screen in the prestigious “Outside the Box (Office)” series at the USC School of Cinema in Los Angeles.

In television, Mr. Sherkow has produced the Made-For-TV-Movies "DONOR", starring Melissa Gilbert and Jack Scalia, as Executive Producer for CBS Entertainment;  "ELVIS AND THE COLONEL: THE UNTOLD STORY", starring Beau Bridges for dick clark productions and NBC; and also served as Executive Producer for “ALL LIES END IN MURDER”, starring Kim Delaney and Jamey Sheridan (“LAW AND ORDER: CRIMINAL INTENT”), for ABC-TV.

Broadway stage projects have included "AGNES OF GOD", starring Elizabeth Ashley and Amanda Plummer, “MY ONE AND ONLY", starring Twiggy and Tommy Tune, as well as “THE SLAB BOYS” with Sean Penn, Kevin Bacon, Val Kilmer, and Jackie Earle Haley, Jr., which Mr. Sherkow produced on behalf on Paramount Pictures.

After graduating from the University of Wisconsin/Milwaukee with a Bachelor’s degree in Fine Arts (BFA), with Honors, Mr. Sherkow entered the Graduate School of Business Administration at Harvard University in Boston, Mass., where he earned an MBA.

Terry Gabby – Controller & Treasurer (See biography above)
Eric Leffler – Manager of Business Development (See biography above)
Gary Rasmussen – CEO & Secretary.   (See biography above)

Election of Directors and Officers

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

Other than Mr. Weiner, our CFO, and Mr. Gabby, our Controller, we have no additional financial experts. We believe the cost related to retaining a financial expert at this time would be prohibitive and an unnecessary strain on our limited financial resources. Further, because of our start-up operations, we believe the services of a financial expert are not warranted.

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

Summary Compensation Table
For Fiscal Year- Ended 2009 and 2008

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Options Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value & Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Morton Reed President, CEO & Director (1)	2008	NONE	NONE	NONE	NONE	NONE	NONE	0	0

Gary Rasmussen CEO & Director (2)	2009 2008	120,000 120,000	NONE NONE	NONE NONE	NONE NONE	NONE NONE	NONE NONE	0 0	$120,000 120,000
Terry Gabby,CFO	2009	55,000	NONE	NONE	NONE	NONE	NONE	NONE	$55,000
	2008	55,000	NONE	NONE	NONE	NONE	NONE	NONE	$55,000

(1) Mr. Reed resigned all positions with the Company on August 31, 2007, for health reasons.

(2) Mr. Rasmussen waived his right to any salary from the Company for the period commencing with his appointment as our CEO, through March 31, 2010. Additionally, he voluntarily reduced his salary to $10,000 per month, which shall be accrued after March 31, 2010, until such time as the Company has attained sufficient capital to pay salaries.

OUTSTANDING EQUITY AWARDS
AT FISCAL YEAR- END AS OF 12/31/2009

Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price($) (e)	Options Expiration Date (f)	Number of Shares or Units of Stock That Have Not Vested (#) (g)	Market Value of Shares or Units of Stock That Have Not Vested ($) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (j)
Gary Rasmussen CEO & Director	NONE	NONE	NONE	NONE	NONE	NONE	NONE	NONE	NONE
Terry Gabby, CFO	NONE	NONE	NONE	NONE	NONE	NONE	NONE	NONE	NONE
Stanley Weiner, Board Member	3,750 1,875 1,875	NONE	NONE	$2.00 2.00 2.00	1/20/10 2/6/10 5/6/10	NONE	NONE	NONE	NONE

All options and warrants have been authorized by the Board of Directors.  All options and warrants issued were for services rendered.

DIRECTOR COMPENSATION
For Fiscal Year- Ending 12/31/2009

Name (a)	Fees Earned or Paid in Cash ($) (b)	Stock Awards ($) (c)	Option Awards ($) (d)	Non-Equity Incentive Plan Compensation ($) (e)	Change in Pension Value and Nonqualified Deferred Compensation Earnings (f)	All Other Compensation ($) (g)	Total ($) (h)
Stanley Weiner	NONE	NONE	NONE	NONE	NONE	NONE	$0
Gary Rasmussen	NONE	NONE	NONE	NONE	NONE	NONE	0
Virginia Perfili	NONE	32,000	NONE	NONE	NONE	NONE	$32,000

The amounts in all Other Compensation columns for the Board members are the fair value of warrants that were issued to the Board members for their past services.  All of the warrants were vested on the grant date.  None have been exercised.

EMPLOYMENT AGREEMENTS

Gary Rasmussen
Mr. Rasmussen has not yet entered into a written employment agreement with the Company. However, the Board of Directors authorized compensation and benefits for him that are commensurate with those provided to his predecessor, Morton Reed. Therefore, the Company had accrued a salary base of $252,000 per annum. No portion of this salary was paid and Mr. Rasmussen elected to waive all accrued salary for the fiscal years ending December 31, 2007, 2008 and 2009. At a meeting of the Board on November 8, 2008, Mr. Rasmussen officially reduced his salary to $10,000, per month, with the provision that his salary be accrued until such time as the Company has attained sufficient capital. Further, Mr. Rasmussen has waived all of his salary previously accrued through March 31, 2010.  Mr. Rasmussen has not received any salary for his services to the Company from inception of his employment as CEO through March 31, 2010.

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

Option Grants in Last Fiscal Year

The following Warrants were issued to Worldwide Financial Solutions (“WFS”) during the year ending December 31, 2009.

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

On November 8, 2008, the original term of the warrants issued to WFS, entitling them to purchase 300,000 shares of our common stock, were extended to an exercise date of not later than March 31, 2009. The exercise price was also amended as set forth in the table below.

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

Item 12.   Security Ownership of Certain Beneficial Owners & Management and Related Stockholder Matters

The following table presents information, to the best of our knowledge, about the beneficial ownership of our common stock on March 31, 2010, held by those persons known to beneficially own more than 5% of our capital stock and by our directors and executive officers.

On March 31, 2010, we had a total of 23,077,844 shares of common stock 3,990,134 shares of our Series B, Convertible Preferred Stock (“Series B”), and 6,500,000 shares of our Series C, Convertible Preferred Stock (“Series C”) issued and outstanding.

Each share of Series B stock is presently convertible into one share of common stock. The Percentage of Beneficial Ownership table below assumes the conversion of the Series B shares into 3,990,134 shares of common stock, for a total of 27,067,978 shares of common stock then outstanding.

The 6,500,000 shares of Series C stock outstanding are, in the aggregate, convertible into 65% of the issued and outstanding shares of common stock, calculated immediately following such conversion.  Each share of Series C stock is convertible, at anytime, into a pro-rata percentage (of 65%) of the total common stock outstanding upon conversion. In addition, each share of Series C stock carries voting rights equal to that number of shares of common stock that would result from the conversion of each share of Series C stock.  The two far right columns of the Percentage of Beneficial Ownership table does not assume the conversion of the Series C shares into common stock, but states only the amount of shares held, by whom and the percentage held of that Class.  Assuming that all Series B stock was converted into 3,990134 shares of common stock, the Company would have a total of 27,067,978 shares of common stock then outstanding.  Assuming that all Series C stock were then converted subsequent to the conversion of all Series B stock, the Series C stock would convert into 50,269,102 shares of common stock, resulting in a total of  77,337,080 shares of common stock issued and outstanding.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and does not necessarily indicate beneficial ownership for any other purpose. Under these rules, beneficial ownership includes those shares of common stock over which the stockholder has sole or shared voting or investment power. It also includes (unless footnoted) shares of common stock that the stockholder has a right to acquire within 60 days after March 31, 2010, pursuant to options, warrants, conversions privileges or other rights.  The percentage ownership of the outstanding common stock, however, is based on the assumption, expressly required by the rules of the Securities and Exchange Commission, that only the person or entity whose ownership is being reported has converted options or warrants into shares of our common stock.

Beneficial Ownership of Securities

				Number of	Percent
				Shares of	of Class
	Number of		Number of	Common	Owned	Number of
	Shares of	Percent	Shares of	Assuming	Assuming	Shares of
	Common	Of Class	Series B preferred	Conversion	Conversion	Series C preferred	Percent
	Beneficially	Beneficially	Beneficially	of	of	Beneficially	of Class
Affiliates	Owned	Owned	Owned	Series B	Series B	Owned	Owned
Rochester Capital Partners	14,025,000	60.77%	641,225	14,666,225	54.18%
Gary Rasmussen – CEO & Dir (4)	13,500	0.06%	1,093,227	1,106,727	4.09%	3,500,000	53.85%
Terry Gabby - Controller (5)	15,000	0.06%		15,000	0.06%
Virginia Perfili – Director	214,450	0.93%		214,450	0.79%
Stan Weiner – CFO & Dir	612,383	2.65%		612,383	2.26%
Jacqueline Giroux (6)	59,855	0.26%	2,255,682	2,315,537	8.55%	3,000,000	46.15%

Shares held by Insiders	14,940,188	64.74%	3,990,134	18,930,322	69.94%	6,500,000	100.00%

Other Shareholders	8,137,656	35.26%		8,137,656	30.07%

Total Amounts	23,077,844	100.00%	3,990,134	27,067,978	100.00%	6,500,000	100.00%

Footnotes :
1.
As used in this table, “beneficial ownership” means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to a security (i.e., the   power to dispose of, or to direct the disposition of, a security).  It also includes shares of common stock that the stockholder has the right to acquire within 60 days of March 31, 2010, which are treated as outstanding for the purpose of determining the percent of class by such stockholder. Unless otherwise indicated, the address for each of these stockholders is c/o Global Entertainment Holdings, 2375 E. Tropicana Avenue, #8-259 Las Vegas, Nevada 89119.

2.	Figures are rounded to the nearest tenth of a percent.

3.	Each share of Series B Preferred stock is convertible into one share of common stock by the holder at anytime.

4.
Mr. Rasmussen holds 13,500 shares of common stock and 1,093,227 shares of Series B Preferred stock directly in his name. The amount of shares indicated includes 14,025,000 shares of common stock and 641,225 shares of Series B Preferred stock owned by Rochester Capital Partners, LP. (RCP), a Nevada limited partnership. Gary Rasmussen, CEO of the Company, is the General Partner of RCP and owns a majority equity interest therein. As General Partner, Mr. Rasmussen has voting, investment and dispositive power over the shares of stock owned by the partnership. Additionally, Mr. Rasmussen owns 3,500,000 shares of our Series C stock directly in his name.

5.
Mr. Gabby holds 15,000 shares of common stock, options to purchase 5,000 and 25,000 shares of our common stock at a price of $0.40 and $ 0.80 per share respectively and warrants to purchase 5,000 shares of our common stock at a price of $0.40 per share.

6.
Jacqueline Giroux owns 59,855 shares of common stock, 2,255,682 shares of Series B Preferred and 3,000,000 shares of Series C Preferred stock directly in her name. Ms. Giroux is the President and co-founder of Global Universal Film Group, our wholly-owned subsidiary, as well as the President of Global Universal Pictures, which is 30% owned by the Company.  She is neither an officer nor director of Global Entertainment Holdings.

Item 13.  Certain Relationships and Related Transactions,   and Director Independence

Gary Rasmussen, our CEO and Chairman, also serves as the CEO for all our subsidiary companies with the exception of Global Universal Pictures, our Canadian affiliate. As a result of his ownership in Global Universal Film Group prior to the merger with the Company, Mr. Rasmussen received shares of our Series B Preferred stock, both directly in his name, and indirectly through Rochester Capital Partners (RCP), in connection with our acquisition of Global Universal Film Group, and in consideration of the cancellation of notes payable from Global Universal Film Group. Additionally, Mr. Rasmussen is the General Partner of Rochester Capital Partners, our controlling and largest shareholder.

Item 14.  Principal Accounting Fees and Services

(1)            Audit Fees

The aggregate fees billed for professional services rendered by Lawrence Scharfman  & Co., CPA, P.C. (through August of 2009, the date of his dismissal), and the aggregate fees for services rendered by Larry O’Donnell & Co., CPA, P.C. (from August, 2009 through December 31, 2009), for the audit of our annual financial statements and review of the financial statements included in our Form 10-QSB, or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for fiscal year 2009, was $36,500.

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
2.5
Agreement and Plan of Merger between LitFunding Inc., LFDG Subsidiary Corp. and Easy Money Express Inc. dated February 7 th , 2006 (Incorporated by reference to the exhibits to Form 8-K filed on February 13, 2006)

3(i).1	Articles of Incorporation dated July 2, 1996 (Incorporated by reference to the exhibits to Form SB-2 filed on June 19, 2001)
3(i).2	Certificate of Amendment to Articles of Incorporation dated September 4, 1996 (Incorporated by reference to the exhibits to Form SB-2 filed on June 19, 2001)
3(ii).1	By-Laws dated September 2, 1996 (Incorporated by reference to the exhibits to Form SB-2 filed on June 19, 2001)
3(ii).2	Amendment of By-laws dated March 5, 1997 (Incorporated by reference to the exhibits to Form SB-2 filed on June 19, 2001)
3.3	Certificate of Amendment to Designation of Series B Convertible Preferred Stock, dated December 6, 2007 (10)
3.4	Certificate of Designation of Series C Convertible Preferred Stock, dated January 9, 2008 ( Incorporated by reference to exhibit 3.3 to Form10-QSB filed on August 14, 2008 )
3.5*	Amendment of Certificate of Designation of Series C Convertible Preferred Stock, dated November 8, 2008
4.1	Common Stock Certificate Form (Incorporated by reference to the exhibits to Form SB-2 filed on June 19, 2001)
10.1	Agreement between RP Entertainment Inc. and Brutus Productions dated May 1, 1999 (Incorporated by reference to the exhibits to Form SB-2A filed on August 3, 2001)
10.2	Amended 2002 Employee Stock Compensation Plan Prospectus dated September 2, 2003 (Incorporated by reference to the exhibits to Form S-8 filed on September 10, 2003)
10.3	Amended 2002 Employee Stock Compensation Plan Certification of Plan Adoption dated September 2, 2003 (Incorporated by reference to the exhibits to Form S-8 filed on September 10, 2003)
10.4	2004 Stock Option Plan dated March 9, 2004 (Incorporated by reference to the exhibits to Form DEF 14A filed on July 13, 2004)
10.5	Employment Agreement between LitFunding USA and Stephen D. King dated October 2004 (Incorporated by reference to the exhibits to Form S-8 filed on October 28, 2004)
10.6	Investment Agreement between LitFunding Corp. and Dutchess Private Equities Fund, L.P. dated January 14, 2005 (Incorporated by reference to the exhibits to Form 8-K filed on January 21, 2005)
10.7	Registration Rights Agreement between LitFunding Corp. and Dutchess Private Equities Fund, L.P. dated January 14, 2005 (Incorporated by reference to the exhibits to Form 8-K filed on January 21, 2005)
10.8	Option Agreement between Silver Dollar Productions Inc. and Morton Reed dated January 31, 2005 (Incorporated by reference to the exhibits to Form PRE 14C filed on March 21, 2005)
10.9	Certificate of Designation dated July 25, 2005 (Incorporated by reference to the exhibits to Form S-8 filed on July 28, 2005)
10.10	Binding letter of intent of merger between LitFunding Corp. and Cashwize Inc. dated September 15, 2005 (Incorporated by reference to the exhibits to Form 8-K filed on September 19, 2005)
10.11	Letter of intent of merger between LitFunding Corp. and Easy Money Express Inc. dated December 14, 2005 (Incorporated by reference to the exhibits to Form 8-K filed on January 3, 2006)
10.12
Binding Letter of Intent between Silver Dollar Productions, Inc. and Global Universal Film, Group Ent. Inc. dated December 21, 2005 (Incorporated by reference to the exhibits to Form 8-K filed on January 12, 2006)

10.13	Investment Agreement with Imperial Capital Holdings, dated January 16, 2006 (Incorporated by reference to the exhibits to Form 8-K filed on February 1, 2006)
10.14	Registration Rights Agreement with Imperial Capital Holdings, dated January 19, 2006 (Incorporated by reference to the exhibits to Form 8-K filed on February 1, 2006)
10.15	Placement Agent Agreement with Brewer Financial Services, LLC., dated January 16, 2006 (Incorporated by reference to the exhibits to Form 8-K filed on February 1, 2006)
10.16	2006 Non-Qualified Stock Compensation Plan (Incorporated by reference to the exhibits to Form S-8 filed on February 28, 2006)
10.19	Share Exchange Agreement with Easy Money Express, Inc., dated March 31, 2006
10.20	Service Agreement between Easy Money Express and M2 Internet, dated June 16, 2006 (1)
10.21	Restated Investment Agreement between the Registrant and Imperial Capital Holdings, dated July 28, 2006 (2)
10.22	Restated Registration Rights Agreement between the Registrant and Imperial Capital Holdings, dated July 28, 2006 (2)
10.23	Restated Placement Agent Agreement between the Registrant and Brewer Financial Services, dated July 28, 2006 (2)
10.24	Letter of Intent between the Registrant and CardMart Plus, dated November 17, 2006 (3)
10.25	Termination of Letter of Intent with CardMart Plus, dated February 20, 2007 (4)
10.26	Letter Agreement to Acquire Shares between the Registrant and Rochester Capital Partners, dated March 5, 2007 (6)
10.27	Acquisition of Hands Free Entertainment (Incorporated by reference to exhibits to Form 8-K, filed on January 4, 2008)
10.28	Disposition of LitFunding USA (Incorporated by reference to exhibits to Form 8-K, filed on April 8, 2008)
10.29	Recession Agreement With Hands Free Entertainment (Incorporated by reference to exhibits to Form 8-K, filed on April 10, 2008)
10.30	Exclusive License Agreement with Global Universal Pictures (Incorporated by reference to exhibits to Form 8-K, filed on December 11, 2008)
10.31	Music Rights Agreement with B & J Pictures (Incorporated by reference to exhibits to Form 8-K, filed on December 11, 2008)
10.32	Guarantee and Amended Exclusive License Agreement with Global Universal Pictures (Incorporated by reference to exhibits to Form 8-K, filed on December 11, 2008)
10.33	Joint Venture Agreement with Global Renaissance Entertainment Group (Incorporated by reference to Exhibit 10.1 to Form 8-K, filed on November 19, 2009)
20	Letter to Shareholders dated March 11, 2003 (Incorporated by reference to the exhibits to Form 8-K filed on March 11, 2003)
21	List of Subsidiaries : California LitFunding, E. Evolution Expeditions and LitFunding USA (Incorporated by reference to the exhibits to Form 10-KSB filed on March 21, 2005)
21.1*
List of Subsidiaries: Global Universal Film Group, Global Universal Entertainment (formerly Easy Money Express), Global Renaissance Funding, LLC. and Global Universal Pictures, a Canadian Corporation (30% owned)

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
___
*              Filed herewith.

(b)            Reports on Form 8-K

The following reports on Form 8-K were filed by the Company in 2009, and are incorporated herein by this reference:

(1)  Form 8-K, filed August 24, 2009, regarding the non-reliance on previously issued financial statements or related audit report.

(2)  Form 8-K, filed September 29, 2009, regarding the non-reliance on previously issued financial statements or related audit report, and departure of directors or certain officers.

(3)  Form 8-K, filed October 6, 2009, regarding changes in Registrant's certifying accountant, departure of directors or certain officers, and Financial Statements and Exhibits.

(4)  Form 8-K, filed November 10, 2009, regarding changes in Registrant's certifying accountant and Financial Statements and Exhibits.

(5)  Form 8-K, filed November 20, 2009, regarding entry into a material agreement with Global Renaissance Entertainment Group, Inc.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL ENTERTAINMENT HOLDINGS, INC.

Date: April 14, 2010	By:	/s/ Gary Rasmussen
Name Gary Rasmussen
Title CEO

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Global Entertainment Holdings, Inc.

Date: April 14, 2010	By:	/s/ Gary Rasmussen
Name Gary Rasmussen
Title CEO & Chairman

Global Entertainment Holdings, Inc.

Date: April 14, 2010	By:	/s/ Stanley Weiner
Name Stanley Weiner
Title Chief Financial Officer

Global Entertainment Holdings, Inc.

Date: April 14, 2010	By:	/s/ Virginia Perfili
Name Virginia Perfili
Title Director