Form 10-K/A
period 2008-12-31
Global Entertainment Holdings, Inc.
filed 2010-04-15
CIK 1142488

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-K/A

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

/s/ Larry O’Donnell, CPA, PC
April 14, 2010

Global Entertainment Holdings Inc.
Consolidated Balance Sheet

December 31,
2008
Assets

Current assets:
Cash and cash equivalents	$2,553
Note receivable	160,000
Accrued Interest Income	3,699

Total current assets	165,952

Fixed assets, net	16,714
Total fixed assets	16,714

Other assets
Book Rights	1,864
TV Game/Reality Show	5,966
Film Rights	189,175
Movies	26,850
Website Software: Less Amortization	4,000
Other Assets	17,195
Producer Investment	150,000

Total other assets	395,050
Total assets	$577,716

Liabilities and Stockholders' Equity

Liabilities not subject to compromise
Accounts payable	$69,824
Accrued expenses	183,906
Deferred Revenue	150,000
Notes payable	243,604

Total current liabilities not subject to compromise	647,334

Liabilities subject to compromise

Debentures	40,000
Total liabilities subject to compromise	40,000

Total liabilities	687,334

Stockholders' Equity:
Series A Convertible preferred Stock, par value $0.001, 2,000,000 shares authorized, 800,000 shares issued and
2,000,000 shares authorized, 800,000 shares issued and shares issued and outstanding

Series B Convertible preferred Stock, par value $0.001, 4.000,000 shares authorized, 3,990,314 shares issued and outstanding	3,990

Common stock, $0.001 par value, 230,000,000 shares authorized,
11,812,844, and 9,258,511shares issued and
outstanding at December 31, 2008 and 2007, respectively	94,282
Shares authorized & unissued	(200,000)
Subscription Payable

Additional paid-in capital	11,339,565
Additional paid-in capital Preferred B	271,425
Additional paid-in capital Preferred C	500

Accumulated (deficit)	(12,040,077)
(109,618)

$577,716

Global Entertainment Holdings, Inc. Consolidated Statement of Operations

	2008	2007

Net Revenue	$25,000	$216,089

Expenses:
General and administrative expenses	154,683	1,014,565

Financing expense	60,721	70,000
Depreciation & Amortization	6,463	26,001

Total operating expenses	211,573	1,110,566

Net operating (loss)	(196,867)	(894,477)

Other income (expenses):
Other income	3,699	53,947
Interest expense	(14,459)	(94,099)
Rental Income

Total other income (expenses)	(10,760)	(40,152)

Loss before reorganization items	(207,627)	(934,629)
Extraordinary gain and income taxes
Bad Debt in connection with share issuance
Gain on debt restructure	26,250	323,929
Loss before extraordinary gain and income taxes

Income (Loss) before Income taxes	(181,377)	(610,700)

Net Income (loss)	$(181,377)	$(610,700)
Basic Earnings (loss) per share:	(0.02)	(0.23)
Before Extraordinary item	(0.02)	(0.23)
Extraordinary item	0.00	0.08
Total	(0.02)	(0.15)

Weighted average number of common shares outstanding:
Basic	10,954,988	04,005,251

Statements of Changes in Stockholders' Equity

	Common Stock		Preferred Stock		Preferred Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Amount	Paid in Capital	Paid in Capital	Subscription Payable	Shares Authorized Unissued		Accumulated (Deficit)	Total Stockholders Equity
Balance, December 31, 2004	1,122,006	11,221	-	-						4,611,310		-			-6,225,276	-1,602,745

shares issued for cash	227,195	2,292	800,000	800						1,136,608		-			-	1,136, 608
Shares authorized & unissued										327,139		-			-	327,139
Shares issued for services	75,750	757	-	-						415,705		-			-	415,705
Shares issued in settlement	15,788	157	-	-						67,236		-			-	67,236
Shares issued in settlement of notes	60,000	600	-	-						647,891		-			-	647,891
Shares issued in lieu of interest	7,500	75	-	-						38,675		-			-	38,675
Warrants and Options issued	-	-	-	-						739,979		-			-	739,979
Warrants and Options exercised	66,500	665	-	-						32,335		-			-	32,335
Options exercised - related party	45,000	450	-	-						44,550		-			-	44,550
Subscription payable	-	-	-	-						-		327,139			-	327,139
Net (loss) for the year ended															-3,972,043	-3,972,043

Balance, December 31, 2005	1,621,740	$16,217	800,000	$800						$8,061,428		327,139			$-10,197,319	$(1,791,735)

Shares issued for cash	126,533	1,265								145,268						145,268
Shares issued for investment	1,500	15								3,580						3,580
Shares authorized & unissued										327,139						327,139
Shares issued for services	734,989	7,350								378,826						378,826
Shares issued in settlement of debt	140,660	1,407								256,997						256,997
Shares issued for preferred dividend	9,600	96								9,024						9,024
Shares issued in settlement of notes	200,000	2,000								198,000						198,000
Shares issued for financing	70,400	704								65,176						65,176
Shares issued in lieu of interest	1,466	15								1,452						1,452
Share issued in exchange of preferred	80,000	800	-400,000							99,200						99,200
Warrants and options issued	32,000	320								35,207						35,207

Warrants and Options exercised	65,000	650								3,600						3,600
Shares Cancelled	-185,000	-1,850	400,000	-4000						-933,918						(933,918)
Options exercised – related party										4,425						4,425
Subscription payable												-322,139

Net (Loss)																(1,027,947)
For the year ended
December 31,2006
Balance, December 31,2006	2,898,890	28,988								8,655,403					(11,248,000)	(2,479,324

Shares authorized & unissued												(171,000)				(171,000)
Shares authorized & unissued										17,500			17,500		17,500
Shares issued for services	1,125,657	11,257								826,147						(826,147)
Shares issued in settlement of debt	1,103,416	11,039			3,990,314				3,990	883,071	271,425					1,154,496
Shares issued for Note Receivable	4,000,000	40,000								210,000						210,000
Shares issued for financing	500,000	500								54,500						54,500
Share issued in exchange of preferred	80,000	800								99,200						100,000

Net (Loss)															(610,700)	(610,700)
For the year ended
December 31,2007	47
Balance, December 31,2007	9,258,511	92,584			3,990,314	3,990	500,000	500	3,990	10,745,821	271,425	-171,000	17,500	(11,858,700)	(898,381)

Shares issued in settlement of debt	1,534,333	1,534								328,966		171,000	17,500			693,139
Shares issued for services	400,000	400								31,600						32,000
Shares issued for financing	220,000	220								9,480						9,700
Shares authorized & unissued	10,000,000									200,000						200,000
Shares issued for cash	400,000	400								34,900						35,300
Shares Issued
Net Loss for the of the year															(181,377)	(181,377)
Balance, December 31, 2008	11,812,844	94,282			3,990,314	3990	500,000	500		11,339,215	271,425	0	200,000		(12,040,077)	(109,618)

Global Entertainment Holdings Inc.
Consolidated Statements of Cash Flow

	For the years ending December 31,
	2008	2007
Cash flows from operating activities
Net income (loss)	$(181,377)	$(610,700)
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

Item 9.        Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

We have appointed Lawrence Scharfman & Co., CPA, P.C., as the Company's independent accountants for the years ended December 31, 2008, and 2007.

Item 9A.    Controls and Procedures

We conducted an evaluation, with the participation of Gary Rasmussen, our current Chief Executive Officer, and Stanley Weiner, our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of December 31, 2008, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, Messrs. Rasmussen and Weinerhave concluded that as of December 31, 2008, our disclosure controls and procedures were effective at the reasonable assurance level.

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