Form 10-Q
period 2010-03-31
Global Entertainment Holdings, Inc.
filed 2010-05-24
CIK 1142488

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010

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

(702) 451-6297
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant as required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes  ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ❒	Accelerated filer ❒
Non-accelerated filer ❒	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes❒  No ☒

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.  Yes  ☒   No ☐

The number of shares of Common Stock, $0.001 par value, outstanding on April 30, 2009, was 23,077,844 shares.

GLOBAL ENTERTAINMENT HOLDINGS, INC.

PART I – FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

Global Entertainment Holdings, Inc.
Consolidated Balance Sheet

	March 31,	December 31,
	2010	2009
	(Unaudited)	(Audited)
Assets
Current assets:
Cash and cash equivalents	$11,168	$10,913
Accounts Receivable	10,000	10,000
Note Receivable	87,450	87,450
Accrued Interest Income	14,918	14,918
Total current assets	123,536	123,281

Fixed assets, net	10,910	12,425
Total fixed assets	10,910	12,425

Other assets:
Book Rights	1,864	1,864
TV Game / Reality Show	5,966	5,966
Film Rights	494,175	189,175
Movies	49,850	33,850
Website Software: Less Amortization	1,500	2,000
Other Assets	18,363	17,695
Producer Investments	150,000	150,000

Total other assets	721,718	400,550

Total assets	$856,164	$536,256

Global Entertainment Holdings, Inc.
Consolidated Balance Sheet

	March 31,	December 31,
	2010	2009
	(Unaudited)	(Audited)
Liabilities and Stockholders' Equity
Liabilities not subject to compromise
Accounts payable	$98,575	$94,680
Accrued expenses	209,763	206,707
Deferred revenue	150,000	150,000
Notes payable	274,268	251,268

Total current liabilities not subject to compromise	732,606	702,655

Liabilities subject to compromise

Debentures	40,000	40,000
Total liabilities subject to compromise	40,000	40,000

Total liabilities	772,606	742,655

Stockholders' equity:

Series B Convertible preferred stock, par value $0.001,
4,000,000 shares authorized, 3,990,314 shares issued and outstanding	3,990	3,990
Series C Convertible preferred stock par value $0.001
6,500,000 shares authorized, 6,500,000 outstanding	6,500	6,500
Common stock, $0.001 par value, 230,000,000 shares
authorized, 23,077,844 and 22,567,844 shares issued and
Outstanding at March 31,2010 and December 31, 2009, respectively	106,092	105,582
Shares authorized & unissued	1,500	10,000
Additional paid-in capital	11,210,755	11,180,765
Additional paid-in capital Preferred B	271,425	271,425
Additional paid-in capital Preferred C
Accumulated (deficit)	(11,837,229)	(12,114,518)
	(619,197)	(175,386)
	$856,164	$536,256

See notes to consolidated financial statements.

Global Entertainment Holdings, Inc.
Consolidated Statement of Operations
Unaudited

	Three months ended March 31,
	2010	2009
Net Revenue	$300,000	$-

Expenses:

General and Administrative expenses	15,640	180,052
Financing expense		1,000
Depreciation & Amortization	2,015	2,070
Total operating expenses	17,655	183,122

Net operating (loss)	282,345	(183,122)

Other income (expenses):
Other income (expense)
Interest (expense) net of interest income	(5,056)	(1,513)

Total other income (expenses)	(5,056)	(1,513)

Income (Loss) before Gain on Debt Restructuring	277,289	(184,635)

Gain on debt restructuring	-

Income tax (benefit) provision	-	-

Net Income (loss)	$277,289	$(184,635)

Net (loss) per share – basic	$0.012	$(0.015)
Before Extraordinary item	0.012	(0.015)
Extraordinary item
Total	0.012	(0.015)

Weighted average number of
common shares outstanding - basic	22,579,177	11,812,844

See notes to consolidated financial statements.

Global Entertainment Holdings Inc.
Consolidated Statement of Cash Flows
Unaudited

	For the Three months ended
	March 31,
	2010	2009
Cash flows from operating activities
Net income (loss)	$277,289	$(184,635)
Adjustments to reconcile net income to net cash
provided by (used in operating activities)
Depreciation and amortization	2,015	2,070
Reserve for unsuccessful resolution of lawsuits
Share-based compensation	1,000	86,427
Changes in assets and liabilities:
Increase (decrease) in account receivables
Increase (decrease) in other assets	(321,130)	6,698
Increase (decrease) in contingent advances
Notes receivable		(12,000)
Debt discount
Deferred stock compensation
Increase (decrease) in accounts payable and accrued expenses	11951	69,925
Trade and other claims subject to compromise
Increase (decrease) in deferred revenue
Net cash (used in) operating activities	$(28,875)	$(31,515)

Cash flows from investing activities:
Purchase of property and equipment
Net cash (used in) investing activities

Cash flows from financing activities:
Cash from issuance of common stock	20,000
Cash from exercise of options & warrants
Common stock cancellation
Proceeds from notes payable	18,000	28,500
Repayments of notes payable
Value of Warrants issued		2,500
Net cash provided by financing activities	$38,000	$31,000

Increase (decrease) in cash	9,125	(515)
Cash - beginning of period	2,043	2,553
Cash - ending of period	$11,168	$2,043

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

These statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management are necessary for fair presentation of the information contained therein. It is suggested that these condensed interim financial statements be read in conjunction with the audited financial statements of the Company for the year ended December 31, 2009, and notes thereto included in the Company's Form 10-K annual report. The Company follows the same accounting policies in the preparation of interim reports.

Results of operation for the interim period are not indicative of annual results.

Fixed Assets
Fixed assets are stated at cost less accumulated depreciation. Depreciation is recorded on a straight-line basis over a period of the shorter of the related applicable lease term or the estimated useful lives of the assets ranging from 3 to 5 years. Depreciation expense for the three months ending March 31, 2010 and 2009, was $2,015 and $2,070 respectively.

Long Term Assets
The Book, TV and Film Rights costs are recorded as assets as required by the AICPA Statement Of Position 00-2. The costs will be amortized using the individual film forecast computation method.

Global Universal Film Group, Inc., purchased the majority of the Books, TV and Movie Rights in January, 2006, for approximately $160,000. The total capitalized assets as of March 31, 2010 were $551,855 reflecting movie rights acquired for $300,000 during the period.  The expenditures that are related to specific Film, TV or Book projects are capitalized as a long-term asset.  The capitalized costs will be amortized using the individual film forecast computation method as film revenues are obtained.

Website Software
The Company adheres to the AICPA Statement of Position 98-1 Accounting For The Cost Of Computer Software Developed or Obtained For Internal Use. During the year 2007 the Company had expenditures of $6,000 for Global Universal film Group Inc. our subsidiary for the development of its website. Software purchased will be amortized over a period of three years straight-line basis. The amortization will begin in the year 2008. As of March 31,2010, $500 has been amortized for the three months.

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

On June 17, 2004, a Plan of Reorganization was approved by the Bankruptcy Court. The only remaining bankruptcy liability at March 31, 2010, are $40,000 in principal amount of the Company’s 9% Debentures, which matured on June 30, 2008.

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

The terms of the October 2, 2008 secured promissory note of $150,000 called for a due date March 31, 2009 with interest to accrue at 10% per annum.  However, due to pending GUP’s litigation against Film Finances of Canada, Ltd. (the Completion Bond company), the Company has agreed to extend the maturity date of this Note until December 31, 2010. GUP has made periodic payments totaling $62,550, and the outstanding balance as of April 30, 2010 is $87,450, plus accrued interest of $14,918.

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

Subject to financing of the Film, GUP agreed to pay the Company an all inclusive one-time fee of (i) U.S. $150,000, evidenced by a Promissory Note due March 31, 2009 (the "Fee"), and (ii) revenue representing 50% of GUP's "Net Receipts" from the sale of the Film rights in the worldwide marketplace. The Company agreed to extend the maturity date for the Note until December 31, 2010.

The $150,000 fee has been recorded as deferred revenue and will be amortized as a percentage of the net receipts from the sale of the film rights.

Note 5 – Film Participation Agreements

On September 22, 2008, the Company entered into an Exclusive License Agreement with its Canadian affiliate, Global Universal Pictures, Inc. (“GUP”), whereby the Company granted a worldwide, exclusive license to GUP to use the work entitled "Blue Seduction" (the "Film"). The license includes: (1) the right to promote the Film throughout the world in all languages and in all distribution markets, including TV, home video, DVD and non-theatrical and theatrical markets, and (2) merchandise rights relating to all goods and services appearing in the Film. The Company received a one-time fee of $150,000, evidenced by a promissory note (See Note 3 above) and is entitled to receive fifty (50%) of the Net Revenue received by GUP from the exploitation of the Film.  Additionally, Global Universal Film Group (GUFG), the Company’s wholly-owned subsidiary responsible for film sales and web operations, invested $150,000 into B & J Pictures, Inc., the special purpose vehicle formed by GUP to produce and own the Film in exchange for a preferred return of its investment and the exclusive sales rights for all territories, with the exception of Canada.

On April 13, 2009, the Company entered into an Exclusive License Agreement with its Canadian affiliate, Global Universal Pictures, Inc. (“GUP”), whereby the Company granted a worldwide, exclusive license to GUP to use the work entitled "American Sunset" (the "Film"). The license includes: (1) the right to promote the Film throughout the world in all languages and in all distribution markets, including TV, home video, DVD and non-theatrical and theatrical markets, and (2) merchandise rights relating to all goods and services appearing in the Film. Pursuant to the Exclusive License Agreement, the Company is entitled to receive a one-time fee of $150,000 and is entitled to receive fifty (50%) of the Net Revenue received by GUP from the exploitation of the Film.  As a condition to the license agreement, GUP agreed to credit the Company as the source of the original concept for the Film and Mr. Gary Rasmussen, the Company’s Chief Executive Officer, as Executive Producer.

Additionally, Global Universal Film Group (GUFG), the Company’s wholly-owned subsidiary responsible for film sales and web operations, invested $150,000 into 643402 N.B., Inc. (doing business as American Sunset Pictures), the special purpose vehicle formed by GUP to produce and own the Film in exchange for a preferred return of its investment and the exclusive sales rights for all territories, with the exception of Canada. Certain documentation supporting this transaction has recently been completed and will be reported in the Company’s second quarter of 2010.

On January 4, 2010, the Company entered into an Exclusive License Agreement with its Canadian affiliate, Global Universal Pictures, Inc. (“GUP”), whereby the Company granted a worldwide, exclusive license to GUP to use the work entitled "Plaster Rock" (the "Film"). The license includes: (1) the right to promote the Film throughout the world in all languages and in all distribution markets, including TV, home video, DVD and non-theatrical and theatrical markets, and (2) merchandise rights relating to all goods and services appearing in the Film. The Company received a one-time fee of $150,000 and is entitled to receive thirty (30%) of the Net Profits received from the exploitation of the Film. As a condition to the license agreement, GUP agreed to credit the Company as the source of the original concept for the Film and Mr. Gary Rasmussen, the Company’s Chief Executive Officer, as Executive Producer.

Additionally, Global Universal Film Group (GUFG), the Company’s wholly-owned subsidiary responsible for film sales and web operations, invested $150,000 into 647241 N.B. Ltd. (doing business as Crush Pictures), the special purpose vehicle formed by GUP to produce and own the Film in exchange for a preferred return of its investment and the exclusive sales rights for all territories, with the exception of Canada.

On March 19, 2010, the Company entered into an Exclusive License Agreement with its Canadian affiliate, Global Universal Pictures, Inc. (“GUP”), whereby the Company granted a worldwide, exclusive license to GUP to use the work entitled "The Night" (the "Film"). The license includes: (1) the right to promote the Film throughout the world in all languages and in all distribution markets, including TV, home video, DVD and non-theatrical and theatrical markets, and (2) merchandise rights relating to all goods and services appearing in the Film. The Company received a one-time fee of $150,000 and is entitled to receive thirty (30%) of the Net Profits received from the exploitation of the Film.  As a condition to the license agreement, GUP agreed to credit the Company as the source of the original concept for the Film and Mr. Gary Rasmussen, the Company’s Chief Executive Officer, as Executive Producer.

Additionally, Global Universal Film Group (GUFG), the Company’s wholly-owned subsidiary responsible for film sales and web operations, invested $150,000 into 649679 N.B. Ltd. (doing business as The Night Pictures), the special purpose vehicle formed by GUP to produce and own the Film in exchange for a preferred return of its investment and the exclusive sales rights for all territories, with the exception of Canada.

Note 6 - Debentures

During the year ended December 31, 2002, the Company issued $200,000 in principal amount, 5-year, 9% convertible debenture, due January 1, 2007. Included was one debenture due to a related party for $10,000. Interest is due semi-annually on the first day of June and December of each year, commencing June 1, 2003 until fully paid. As part of the plan of reorganization, these debentures were amended with a new maturity of June 30, 2008. In December 2007, the Company converted $150,000 principal amount of the debentures, plus approximately $21,000 in accrued interest, into 171,000 shares of Common Stock.  At March 31, 2010 the Company had debentures outstanding of $40,000, with accrued interest totaling $14,400.

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

Note 7- Debt

Notes payable at March 31, 2010 is comprised of the following:

Note payable to entity, original balance of $19,181. Principal and interest due June 15, 2006. The Note is unsecured. In default.	$9,591

Note payable to entity, original balance $32,187. This note is unsecured. Due May 15,2006. In default.	$6,094

Note payable to entity, original balance of $15,000 due in three monthly installments of $5,000 beginning April 15, 2006. The Note is unsecured. In default.	$10,000

Note payable to entity, original balance of $30,502 due in two monthly installments of $15,251 beginning April 15, 2006. The Note is unsecured. In default.	$15,251

Advances to be converted into notes. Net of EME advances of $12,000	$10,080

Notes payable face amounts totaling $42,500, with various interest rates and due dates. The notes have been verbally extended.	$42,500

Note payable face amount $40,000, dated May 1, 2008, interest rate 12% due date April 30, 2009. Currently in default. An extension is being pursued.	$40,000

Note payable face amount $20,000, dated May 1,2008, interest rate 12% due date April 30, 2009. Currently in default. An extension is being pursued.	$20,000

Note payable face amount $8,000, dated July 7, 2008, interest rate 12% due date March 31,2009. Currently in default. An extension is being pursued.	$8,000

Note payable face amount $4,500, dated July 8, 2008, interest rate 12% due date March 31, 2009. Currently in default. An extension is being pursued.	$4,500

Note payable face amount $4,500 date August 19, 2008, interest rate 12% due date March 31, 2009. Currently in default. An extension is being pursued.	$4,500

Global Notes with no specified due dates and varying interest rates.	$60,253

Note payable face amount $25,000 date January 13, 2009, interest rate 10% due date March 31, 2009 with a 30-day grace period. Currently in default. An extension is being pursued.	$25,000

Note payable face amount $2,000 date February 17, 2009, interest rate 6% due date April 15, 2010.	$2,000

Note payable face amount $1,500 date March 6, 2009, interest rate 6% due date April 15, 2010.	$1,500

Note payable face amount $10,000 date January 29, 2010, interest rate 6% due date September 30, 2010.	$10,000

Note payable face amount $5,000 date March 22,2010, interest rate 6 % due date October 31, 2010.	$5,000

Total	$274,268

Note 8 – Stockholders’ Equity

Common Stock – Issued

The following common stock was issued during the quarter ending March 31, 2010.

On March 30, 2010, the Company issued 100,000 restricted shares of its $0.001 par value common stock to a private investor. These shares were purchased in April of 2009, pursuant to the terms of a Subscription Agreement; however, the shares were not issued until March of 2010 at the request of the investor.

On March 30,2010 the Company issued 400,000 restricted shares of its $0.001 par value common stock to an individual investor at a price of $0.05, per share, as documented by a Subscription agreement dated January 29, 2010.

On March 30, 2010 the Company issued 10,000 restricted shares of its $0.001 par value common stock at $0.05 to a individual as compensation for services performed.

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

In September of 2007, Mr. Rasmussen (a former 50% shareholder of Global Universal prior to the Merger Agreement) was appointed to the Board of Directors and elected CEO of the Company.  At that time, the Company’s debt was in excess of $3 Million and its core business and primary assets were essentially worthless. The former shareholders of Global Universal (now holders of Series B Stock) decided to restructure the Company and remain a part of it rather than effect a spin off. Accordingly, the Series B Stock was amended to remove the right to effect a spin-off of Global Universal and a new Series C Convertible Preferred stock was authorized by the Board of Directors and issued to the holders of the Series B Stock to reflect changes agreed to between the Board of Directors and the former shareholders of Global Universal.

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

Note 10 – Warrants and Options

During the three months ended March 31, 2010, there were no options or warrants issued.

Options and Warrants Exercised
During the three months ended March 31, 2010, there were no options exercised. There were no  warrants exercised.

The summary of activity for the Company's stock options/warrants is presented below:
During the three months ended March 31, 2010, there were no options or warrants issued During the period, 300,000 warrants had their exercise date extended to July 31,2010 from January 31, 2010, the exercise prices were not changed.

The summary of activity for the Company's stock options/warrants is presented below:

	Three months March 31, 2010	Weighted Average Exercise Price
Options/warrants outstanding at beginning of period	530,675		$1.39
Granted		$
Exercised		$
Amended	300,000		.38
Terminated/Expired	327,925		$.52
Options/warrants outstanding at end of period	502,750		$1.39
Options/warrants exercisable at end of period	531,675		$1.39

Price per share of options outstanding	$0.05 -70.00

Weighted average remaining contractual lives	2.88 years

Weighted average fair value of options or warrants granted or extended during the period.	$0.02

Note 11 – Related Party Transactions (See Note 5 – Film Participation Agreements)

On September 22, 2008, the Company entered into an Exclusive License Agreement with its Canadian affiliate, Global Universal Pictures, Inc. (“GUP”), whereby the Company granted a world-wide exclusive license to Pictures to use the work entitled “Blue Seduction” (the “Film”), in exchange for a one-time fee of $150,000, plus 50% of the revenue received by GUP from the exploitation of the Film.  As a condition to the license agreement, GUP agreed to credit the Company as the source of the original concept for the Film and Mr. Gary Rasmussen, the Company’s Chief Executive Officer, as Executive Producer.

Also on September 27, 2008, GUP transferred, through an intermediary Canadian company formed for this purpose, its right to develop, produce and exploit the Film to B & J Pictures, Inc. (“Transferee”), and, on October 2, 2008, the Company agreed to subscribe to $150,000 of preferred shares in the share capital of Transferee as its “Producer Investment” in the Film, subject to the closing of a bank loan between National Bank of Canada and Transferee.

The original rights to the Film were acquired by the Company from Ms. Jacqueline Giroux in connection with her employment as President of Global Universal Film Group, a wholly-owned subsidiary of the Company. Ms. Giroux will receive a fee as Producer of the Film directly from B & J Pictures.

In October of 2008, National Bank of Canada agreed to fund approximately $1.1M Canadian for the production of Blue Seduction. The bank financing was contingent upon the bank's receipt of a Completion Bond that guaranteed that the film was actually produced and delivered.  This allowed the bank certainty that it would be able to collect on available Canadian tax credits, as well as distribution guarantees from the Film’s distributor.

The Completion Bond Company, Film Finances of Canada, Ltd., requested that the Company provide a guarantee for any amounts that they may lose in the transaction. The contingent liability of the Company was difficult to determine at the time of the transaction, but was eventually nothing as the Film was produced and the tax and distribution incentives were collected by the bank.

On April 13, 2009, the Company entered into an Exclusive License Agreement with its Canadian affiliate, Global Universal Pictures, Inc. (“GUP”), whereby the Company granted a worldwide, exclusive license to GUP to use the work entitled "American Sunset" ("American Sunset").  The Company received a one-time fee of $150,000, plus an ongoing thirty percent (30%) equity interest in the net revenues received by GUP from exploitation of the rights to in consideration of a one-time fee of $150,000, plus a 30% interest in the Net Profits of American Sunset.  As a condition to the license agreement, GUP agreed to credit the Company as the source of the original concept for the Film and Mr. Gary Rasmussen, the Company’s Chief Executive Officer, as Executive Producer.  Additionally, Global Universal Film Group (GUFG), the Company’s wholly-owned subsidiary responsible for film sales and web operations, invested $150,000 into the ownership of American Sunset and was appointed as the Exclusive Sales Agent for American Sunset for all worldwide territories, except Canada.  The original rights to American Sunset were acquired by the Company from Ms. Jacqueline Giroux in connection with her employment as President of Global Universal Film Group, a wholly-owned subsidiary of the Company. Ms. Giroux will receive a fee as Producer of the Film directly from GUP.  The documentation for this transaction was recently completed and will be reported in the Company’s second quarter of 2010.

On January 4, 2010, the Company entered into an Exclusive License Agreement with its Canadian affiliate, Global Universal Pictures, Inc. (“GUP”), whereby the Company granted a worldwide, exclusive license to GUP to use the work entitled "Plaster Rock – Terror on the Tobique" ("Plaster Rock"),   The Company received a one-time fee of $150,000, plus an ongoing thirty percent (30%) equity interest in the net revenues received by GUP from exploitation of the rights to Plaster Rock.  As a condition to the license agreement, GUP agreed to credit the Company as the source of the original concept for the Film and Mr. Gary Rasmussen, the Company’s Chief Executive Officer, as Executive Producer. Additionally, Global Universal Film Group (GUFG), the Company’s wholly-owned subsidiary responsible for film sales and web operations, invested $150,000 into the ownership of Plaster Rock and was appointed as the Exclusive Sales Agent for Plaster Rock for all worldwide territories, except Canada. The original rights to Plaster Rock were acquired by the Company from Ms. Jacqueline Giroux in connection with her employment as President of Global Universal Film Group, a wholly-owned subsidiary of the Company. Ms. Giroux will receive a fee as Producer of the Film directly from GUP.

On March 19, 2010, the Company entered into an Exclusive License Agreement with its Canadian affiliate, Global Universal Pictures, Inc. (“GUP”), whereby the Company granted a worldwide, exclusive license to GUP to use the work entitled "The Night" (“The Night"). The Company received a one-time fee of $150,000, plus an ongoing thirty percent (30%) equity interest in the net revenues received by GUP from exploitation of the rights to The Night.  As a condition to the license agreement, GUP agreed to credit the Company as the source of the original concept for the Film and Mr. Gary Rasmussen, the Company’s Chief Executive Officer, as Executive Producer.  Additionally, Global Universal Film Group (GUFG), the Company’s wholly-owned subsidiary responsible for film sales and web operations, invested $150,000 into the ownership of American Sunset and was appointed as the Exclusive Sales Agent for The Night for all worldwide territories, except Canada. The original rights to the story for The Night were acquired by the Company from a third party and licensed to GUP. Also, the story was written into a screen play by Ms. Giroux in connection with her employment as President of Global Universal Film Group, a wholly-owned subsidiary of the Company. Ms. Giroux will receive a fee as Producer of The Night directly from GUP.

On March 26, 2010, Rochester Capital Partners, LP, a Nevada limited partnership controlled by Gary Rasmussen (CEO of the Company) as its General Partner and majority equity holder, advanced the Company the sum of $10,000 for working capital purposes. This advance was booked as a short term loan.

Note 12 - Subsequent Events

None

Note 13 - Going Concern

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

ITEM 1 B.    UNRESOLVED STAFF COMMENTS

None

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

For a detailed description of these and other factors that could cause actual results to differ materially from those expressed in any forward-looking statement, please see “Factors That May Affect Our Plan of Operation” in this document and in our Annual Report on Form 10-K for the year ended December 31, 2009.

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

Global Universal plans to expand its present business operations of producing low-to-medium budget, genre pictures with recognizable, name talent.  Global Universal’s management believes investment risk can be significantly reduced by utilizing Canadian and other territorial  Government tax incentives to off-set up to 40%, or more, of each film’s budget. Additional coverage of between 20% to 25% of a film’s budget can be derived from distributor commitments and/or pre-sales of foreign and/or U.S. rights to a film.  The remaining balance (approx. 35% to 40%) will be obtained from private investment of debt, equity or combination of both.  Management intends to retain revenues generated from one or more territories of each film produced to provide cash flow for general operating expenses.

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

Because of the financing incentives noted above, the risk of the private investment employed in the production of films is reduced considerably and profitability may be possible for a direct-to-video release, followed by pay, cable, satellite, free and syndicated television exhibition.  The Company anticipates that at least one of the films it produces may warrant and receive a theatrical release prior to its video distribution.  There is, of course, no guarantee of a theatrical release for any film that may be produced by the Company, although the Company anticipates that any distribution company it selects will use its “best efforts” to obtain U.S. theatrical release through an “out put” or “first look” arrangement with a major film studio.

Results of Operations

The following overview provides a summary of key information concerning our financial results for the first quarter of 2010 and 2009.

Total operating expenses were $17,655 and $183,122 for the three-month period ended March 31, 2010 and March 31, 2009 respectively.  The decrease of $165,467 in General and Administrative expenses was primarily the result of all executives forgoing their salary payments and accruals.  The remaining difference was due to cost-cutting measures instituted by management, as well as normal fluctuations in operating expenses based on business operations.

Our net income was $277,289 for the three months ended March 31, 2010 as compared to a net loss of $184,635 for the three months ended March 31, 2009. The net income of $277,289 was the result of the sale of two movie scripts for $300,000 in the period ended March 31, 2010 as compared to no revenue generating sales in the period ending March 31, 2009. and the reduction in General and Administration  changes in costs described above.

Operation Plan

During the next twelve months we plan to focus our efforts on raising capital to cover our basic operating needs, and to develop, finance and produce feature films.

We had minimal cash on hand as of March 31, 2010, and, additional funds will be required to satisfy our working capital requirements for the next twelve months. Our plan of operation entails our continued production of films through our Canadian affiliate, who has produced four, feature films in since November of 2008.

We will also need to raise funds to continue to implement our business plan of developing, financing and production of films. We plan to raise these funds through private and institution or other equity offerings including interest bearing debentures. To this end, we have retained Worldwide Financial Solutions as consultants to assist us in our efforts to raise larger amounts of capital for investment in the films we produce.  As compensation, this company was granted stock options with strike prices well above our current market price.

We may also attempt to secure operating or production loans from lending institutions, private investors, or other sources. We will also consider establishing relationships with selected business partners and film production companies, whose contributions include cash. There is no guarantee that we will be able to raise additional funds through offerings or other sources. If we are unable to raise funds, our ability to continue with operations will be materially hindered.

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

As of March 31, 2010, our cash balance was $11,168 Our plan for satisfying our cash requirements for basic operations over the next 12 months entails the sale of our securities pursuant to our Equity Investment Agreement with Imperial Capital, and to private individuals or institutions, or third party financing, and/or traditional bank financing. We intend to make appropriate plans to insure sources of additional capital in the future to fund growth and expansion through additional equity or debt financing or credit facilities. No assurance can be made that such financing would be available, and if available it may take either the form of debt or equity.  In either case, the financing could have a negative impact on our financial condition and our Stockholders.

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

Going Concern

The ability of the Company to continue as a going concern remains dependent upon successful implementation of our business plan, obtaining additional capital and financing, and generating positive cash flow from operations. The Company intends to seek additional capital either through debt or equity offerings and believes that our present business of film production will ultimately lead us to positive cash flows and profitability.

Other Business

On March 18, the Company’s wholly-owned subsidiary, Global Universal Film Group (“GUFG”) entered into a Producer’s Representation Agreement with ID Communications, Inc., located in Montreal, Canada, to represent and sell rights to the film “American Sunset”, produced by Global Universal Pictures. The film stars the late Corey Haim and was exhibited at the Cannes International Film Festival on May 19th, 2010.  The terms of the agreement called for GUFG to pay ID Communications a retainer of $5,000 to cover expenses of marketing the film, as well as a selling commissions in the event of a sale of rights to the film.

On March 26, 2010, the Company entered into an agreement with a published author to acquire the exclusive rights to a story that it intends to produce as a feature-length film. The terms of the agreement call for a $15,000 payment, with the author retaining a 5% interest in any potential profits derived from the film produced.

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

We currently employ four full time employees and several part-time employees and independent contractors. With the deterioration of the Company’s former operating business, LitFunding USA, and prior to its divestiture, we experienced a deleterious and damaging loss of key personnel as a result of financial difficulties associated with this business unit’s declining operations and poor management.  Our recent transition into a new core business of developing and producing film and TV projects may require that we expand our personnel and/or hire independent contractors as we generate revenues and as our operations warrant. To this extent, Global Universal Entertainment, Inc., the Company’s wholly-owned subsidiary that is responsible for developing film production in the U.S., hired Daniel Sherkow in February, 2010, to serve as its Chief Operations Officer. Dan has a vast amount of experience in the motion picture industry having held senior management positions were he arranged financing and successfully produced award winning films for ABC, NBC and CBS television, Time-Life Films, Paramount Pictures, Tri-Star Pictures, and Dick Clark Productions.

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

FACTORS THAT MAY AFFECT OUR RESULTS OF OPERATION

We have a limited operating history and lack of long-term profitability.

Although we realized profitable operations for the period covering this report, there can be no assurance that we continue to be profitable and we may incur operating losses over the next twelve months. The Company has recently been restructured and has had no significant operations as a developer and producer of feature-length films, other than through its partially-owned affiliate, Global Universal Pictures, as well as its individual executive members in their capacities with other film production entities.  Therefore, such lack of operating history makes predictions of future operating results difficult to ascertain. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies engaged in the film and television industry. Such risks include, but are not limited to, an evolving and unpredictable business model and the management of growth. To address these risks we must, among other things, implement and successfully execute our business and marketing strategy, continue to develop and upgrade technology and products, respond to competitive developments, and continue to attract, retain and motivate qualified personnel. There can be no assurance that we will be successful in addressing such risks, and the failure to do so can have a material adverse effect on our business prospects, financial condition and results of operations.

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

Previous to the current quarterly period, we have historically had losses from operations and losses may continue in the future, which may cause us to curtail operations.

Since our inception we have not been profitable and have lost money on both a cash and non-cash basis.  However, for the three  months ended March 31, 2010, we produced net income of $277,289.  Our accumulated deficit at the end of March 31, 2010, was $11,837,229. Future losses are likely to occur, as we are dependent on spending money to pay for our operations. No assurances can be given that we will be successful in maintaining profitable operations as realized in the current quarterly period.  Accordingly, we may experience liquidity and cash flow problems during the next 12 months.  If such problems are indeed realized, our ability to operate may be severely impacted or alternatively we may be forced to terminate some or all of our operations.

We are subject to a working capital deficit, which means that our current assets on March 31, 2010, were not sufficient to satisfy our current liabilities and, therefore, our ability to continue operations is at risk.

We had a working capital deficit for the three months ended March 31,2010, which means that our current liabilities exceeded our current assets on March 31, 2010, by $609,070.  Current assets are assets that are expected to be converted to cash within one year and, therefore, may be used to pay current liabilities as they become due.  Our working capital deficit means that our current assets on March 31, 2010, were not sufficient to satisfy all of our current liabilities on March 31, 2010.  If our ongoing operations do not begin to provide sufficient profitability to offset the working capital deficit, we may have to raise capital or debt to fund the deficit or curtail future operations.

Our stock price may be volatile and an investment in such common stock could suffer a decline in value.

Our common stock is listed on the Over-The-Counter Bulletin Board (OTCBB: GBHL).  The market price of our common stock may fluctuate significantly and violently in response to a number of factors, some of which are beyond our control.  These factors include:

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

ITEM 3.  QUATITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the Company’s market risk exposures from those reported in our Annual Report on Form 10-K for the year ended December 31, 2009.

ITEM 4.  CONTROLS AND PROCEDURES (SEE NOTES)

The Company’s management under the supervision and with the participation of the Company’s Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), performed an evaluation of the effectiveness of the design, maintenance and operation of the Company’s disclosure controls and procedures as of March 31, 2010. Based on the evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective.  There has been a significant change in the Company's internal controls with the addition of legal counsel for an outside review of disclosures and disclosure controls.  Their have been no other changes in the Company’s internal controls or in other factors that materially affected, or would reasonably be likely to materially affect the Company’s internal control over financial reporting.

We conducted an evaluation, with the participation of Gary Rasmussen, our current Chief Executive Officer, and Stanley Weiner, our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of March 31, 2010, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, Messrs. Rasmussen and Weiner have concluded that as of March 31, 2010, our disclosure controls and procedures were effective at the reasonable assurance level.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

The Company is not currently a party to any litigation.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were sales of unregistered equity securities during the quarter ending March 31, 2010.

On March 30, 2010, the Company issued 400,000 restricted shares of its $0.001 par value common stock to a private investor at a price of $0.05 per share, in consideration of an investment of $20,000. The proceeds were used for working capital.

On March 30, 2010, the Company issued 10,000 restricted shares of its $0.001 par value common stock to an employee, at a price of $0.05 per share, in consideration work performed on the Company’s various websites.

On March 30, 2010, the Company issued 100,000 restricted shares of its $0.001 par value common stock to a private investor. These shares were purchased in April of 2009, pursuant to the terms of a Subscription Agreement; however, the shares were not issued until March of 2010 at the request of the investor.

Each of the forgoing transactions was believed to be exempt from the registration provisions of the Securities Act of 1933, as amended, by virtue of Section 4(2) thereof. No commissions were paid in connection with these private sales.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

On January 4, 2010, the Company entered into an Exclusive License Agreement with its Canadian affiliate, Global Universal Pictures, Inc. (“GUP”), whereby the Company granted a worldwide, exclusive license to GUP to use the work entitled "Plaster Rock" (the "Film"). The license includes: (1) the right to promote the Film throughout the world in all languages and in all distribution markets, including TV, home video, DVD and non-theatrical and theatrical markets, and (2) merchandise rights relating to all goods and services appearing in the Film. The Company received a one-time fee of $150,000 and is entitled to receive thirty (30%) of the Net Profits received from the exploitation of the Film. As a condition to the license agreement, GUP agreed to credit the Company as the source of the original concept for the Film and Mr. Gary Rasmussen, the Company’s Chief Executive Officer, as Executive Producer.

Additionally, Global Universal Film Group (GUFG), the Company’s wholly-owned subsidiary responsible for film sales and web operations, invested $150,000 into the ownership of Plaster Rock and was appointed as the Exclusive Sales Agent for Plaster Rock for all worldwide territories, except Canada. GUFG’s investment in Plaster Rock is subject to a priority return in full from first available revenues from exploitation of the film’s rights.  GUFG has established the website: www.PlasterRockMovie.com, to promote the film.  This summary is qualified in its entirety by reference to the Exclusive License Agreement and the Investment Undertaking, which documents are filed as exhibits to this quarterly report.

On February 15, 2010, the Company’s wholly-owned subsidiary, Global Universal Entertainment (“GUE”) entered into an Executive Employment Agreement with Daniel A. Sherkow. Mr. Sherkow is an industry veteran, film producer and financier, having held executive positions with NBC Television, Time-Life Films, Paramount Pictures, Tri-Star Pictures and Dick Clark Productions.   Dan Sherkow will serve as GUE’s Chief Operating Officer and will receive an annual salary of $240,000, a signing bonus of 100,000 shares of the Company’s common stock, benefits commensurate with other executives and stock options in accordance with the terms of his employment agreement.  This summary is qualified in its entirety by reference to the Executive Employment Agreement filed as an exhibit to this quarterly report.

On March 19, 2010, the Company entered into an Exclusive License Agreement with its Canadian affiliate, Global Universal Pictures, Inc. (“GUP”), whereby the Company granted a worldwide, exclusive license to GUP to use the work entitled "The Night" (the "Film"). The license includes: (1) the right to promote the Film throughout the world in all languages and in all distribution markets, including TV, home video, DVD and non-theatrical and theatrical markets, and (2) merchandise rights relating to all goods and services appearing in the Film. The Company received a one-time fee of $150,000 and is entitled to receive thirty (30%) of the Net Profits received from the exploitation of the Film.  As a condition to the license agreement, GUP agreed to credit the Company as the source of the original concept for the Film and Mr. Gary Rasmussen, the Company’s Chief Executive Officer, as Executive Producer.

Additionally, Global Universal Film Group (GUFG), the Company’s wholly-owned subsidiary responsible for sales and web operations, invested $150,000 into The Night and was appointed as the Exclusive Sales Agent for the Film for all worldwide territories, except Canada.  GUFG’s investment in The Night is subject to a priority return in full from first available revenues from exploitation of the film’s rights.  GUFG plans to establish a website to promote the film.  This summary is qualified in its entirety by reference to the Exclusive License Agreement and the Investment Undertaking, which documents are filed as exhibits to this quarterly report.

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

10.13	Investment Agreement with Imperial Capital Holdings, dated January 16, 2006 (Incorporated by reference to the exhibits to Form 8-K filed on February 1, 2006)
10.14	Registration Rights Agreement with Imperial Capital Holdings, dated January 19, 2006 (Incorporated by reference to the exhibits to Form 8-K filed on February 1, 2006)
10.15	Placement Agent Agreement with Brewer Financial Services, LLC., dated January 16, 2006 (Incorporated by reference to the exhibits to Form 8-K filed on February 1, 2006)
10.16	2006 Non-Qualified Stock Compensation Plan (Incorporated by reference to the exhibits to Form S-8 filed on February 28, 2006)
10.19	Share Exchange Agreement with Easy Money Express, Inc., dated March 31, 2006
10.20	Service Agreement between Easy Money Express and M2 Internet, dated June 16, 2006 (1)
10.21	Restated Investment Agreement between the Registrant and Imperial Capital Holdings, dated July 28, 2006 (2)
10.22	Restated Registration Rights Agreement between the Registrant and Imperial Capital Holdings, dated July 28, 2006 (2)
10.23	Restated Placement Agent Agreement between the Registrant and Brewer Financial Services, dated July 28, 2006 (2)
10.24	Letter of Intent between the Registrant and CardMart Plus, dated November 17, 2006 (3)
10.25	Termination of Letter of Intent with CardMart Plus, dated February 20, 2007 (4)
10.26	Letter Agreement to Acquire Shares between the Registrant and Rochester Capital Partners, dated March 5, 2007 (6)
10.27	Acquisition of Hands Free Entertainment (Incorporated by reference to exhibits to Form 8-K, filed on January 4, 2008)
10.28	Disposition of LitFunding USA (Incorporated by reference to exhibits to Form 8-K, filed on April 8, 2008)
10.29	Recession Agreement With Hands Free Entertainment (Incorporated by reference to exhibits to Form 8-K, filed on April 10, 2008)
10.30	Exclusive License Agreement with Global Universal Pictures (Incorporated by reference to exhibits to Form 8-K, filed on December 11, 2008)
10.31	Music Rights Agreement with B & J Pictures (Incorporated by reference to exhibits to Form 8-K, filed on December 11, 2008)
10.32	Guarantee and Amended Exclusive License Agreement with Global Universal Pictures (Incorporated by reference to exhibits to Form 8-K, filed on December 11, 2008)
10.33	Joint Venture Agreement with Global Renaissance Entertainment Group (Incorporated by reference to Exhibit 10.1 to Form 8-K, filed on November 19, 2009)
10.34*	Exclusive License Agreement with Global Universal Pictures for Plaster Rock, dated January 4, 2010
10.35*	Executive Employment Agreement dated February 15, 2010
10.36*	Exclusive License Agreement with Global Universal Pictures for The Night, dated March 19, 2010
20	Letter to Shareholders dated March 11, 2003 (Incorporated by reference to the exhibits to Form 8-K filed on March 11, 2003)
21	List of Subsidiaries : California LitFunding, E. Evolution Expeditions and LitFunding USA (Incorporated by reference to the exhibits to Form 10-KSB filed on March 21, 2005)
21.1
List of Subsidiaries: Global Universal Film Group, Global Universal Entertainment (formerly Easy Money Express), Global Renaissance Funding, LLC., and Global Universal Pictures, a Canadian Corporation - 30% owned.  (Incorporated by reference to the exhibits to Form 10-K, filed on April 14, 2010)

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
_______________
* Filed herewith.

Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL ENTERTAINMENT HOLDINGS, INC. (Registrant)

May 24, 2010	By:	/s/ Gary Rasmussen
Gary Rasmussen
Chief Executive Officer