Form 10-Q
period 2010-06-30
Global Entertainment Holdings, Inc.
filed 2010-08-23
CIK 1142488

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010

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

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.  Yes  ☒   No ❒

The number of shares of Common Stock, $0.001 par value, outstanding on August 9, 2010, was 23,487,844 shares.

GLOBAL ENTERTAINMENT HOLDINGS, INC.

PART I – FINANCIAL INFORMATION

PART I – FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

Global Entertainment Holdings, Inc.
Consolidated Balance Sheet

	June 30,	December 31,
	2010	2009
	(Unaudited)	(Audited)
Assets
Current assets:
Cash and cash equivalents	$14,739	$10,913
Accounts Receivable	10,000	10,000
Note Receivable	87,300	87,450
Accrued Interest Income	14,918	14,918
Total current assets	126,957	123,281

Fixed assets, net	9,395	12,425
Total fixed assets	9,395	12,425

Other assets:
Book Rights	1,864	1,864
TV Game / Reality Show	5,966	5,966
Film Rights	644,175	189,175
Movies	64,850	33,850
Website Software: Less Amortization	1,000	2,000
Other Assets	19,162	17,695
Producer Investments	150,000	150,000

Total other assets	887,017	400,550

Total assets	$1,023,369	$536,256

See notes to consolidated financial statements.

Global Entertainment Holdings, Inc.
Consolidated Balance Sheet

	June 30,	December 31,
	2010	2009
	(Unaudited)	(Audited)
Liabilities and Stockholders' Equity
Liabilities not subject to compromise
Accounts payable	$119,633	$94,680
Accrued expenses	214,620	206,707
Deferred revenue	150,000	150,000
Notes payable	321,208	251,268

Total current liabilities not subject to compromise	805,461	702,655

Liabilities subject to compromise

Debentures	40,000	40,000
Total liabilities subject to compromise	40,000	40,000

Total liabilities	845,461	742,655

Stockholders' equity:

Series B Convertible preferred stock, par value $0.001,
4,000,000 shares authorized, 3,990,314 shares issued and outstanding	3,990	3,990
Series C Convertible preferred stock par value $0.001
6,500,000 shares authorized, 6,500,000 outstanding	6,500	6,500
Common stock, $0.001 par value, 230,000,000 shares
authorized, 23,127,844 and 22,567,844 shares issued and
Outstanding at June 30,2010 and December 31, 2009, respectively	106,092	105,582
Shares authorized & unissued		10,000
Additional paid-in capital	11,211,208	11,180,765
Additional paid-in capital Preferred B	271,425	271,425
Additional paid-in capital Preferred C
Accumulated (deficit)	(11,226,181)	(12,114,518)
	177,908	(175,386)
	$1,023,369	$536,256

See notes to consolidated financial statements.

Global Entertainment Holdings, Inc.
Consolidated Statement of Operations
Unaudited

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009
Net Revenue	$150,000	$-	450,000

Expenses:

General and Administrative expenses	47,481	74,218	63,121	254,270

Depreciation & Amortization	2,015	2,069	4,030	4,139
Total operating expenses	49,496	76,287	67,151	258,409

Net Operating Income (loss)	100,504	(76,287)	382,849	(258,409)

Other income (expenses):
Other income (expense)		5,000	598	5,000
Interest (expense) net of interest income	(5,357)	(1,122)	(10,413)	(2,635)

Total other income (expenses)	(5,357)	3,878	(9,815)	2,365

Income tax (benefit) provision

Net Income (loss)	$95,147	$(72,409)	373,034	(256,044)

Net (loss) per share – basic	$0.004	$(0.006)	$0.02	$(0.014)

Weighted average number of common shares outstanding – basic	23,104,217	11,812,844	22,843,148	17,715,054

See notes to consolidated financial statements.

Global Entertainment Holdings Inc.
Consolidated Statement of Cash Flows
Unaudited

	For the Six months ended
	June 30,
	2010	2009
Cash flows from operating activities
Net income (loss)	$373,034	$(256,044)
Adjustments to reconcile net income to net cash
provided by (used in operating activities)
Depreciation and amortization	4,030	4,139
Reserve for unsuccessful resolution of lawsuits
Share-based compensation
Changes in assets and liabilities:
Increase (decrease) in account receivables		(38,500)
Increase (decrease) in other assets	(32,259)	6,500
Increase (decrease) in contingent advances
Notes receivable		150,000
Debt discount
Deferred stock compensation
Increase (decrease) in accounts payable and accrued expenses	32,866	101,062
Trade and other claims subject to compromise
Increase (decrease) in deferred revenue
Net cash (used in) operating activities	$377,671	(32,843)

Cash flows from investing activities:
Purchase of property and equipment	(450,000)
Net cash (used in) investing activities

Cash flows from financing activities:
Cash from issuance of common stock	20,000	10,000
Cash from exercise of options & warrants
Common stock cancellation
Proceeds from notes payable	55,600	16,258
Repayments of notes payable		5,000
Proceeds from investor participation borrowings
Principal repayments on capital lease obligations
Value of Warrants issued	300	2,500
Net cash provided by financing activities	$(374,100)	33,758

Increase (decrease) in cash	3,571	915
Cash - beginning of period	11,168	2,553
Cash - ending of period	$14,739	$3,468

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

Fixed Assets
Fixed assets are stated at cost less accumulated depreciation. Depreciation is recorded on a straight-line basis over a period of the shorter of the related applicable lease term or the estimated useful lives of the assets ranging from 3 to 5 years. Depreciation expense for the six months ending June 30, 2010 and 2009 was $4,030 and $4,139 respectively.

Long Term Assets
The Book, TV and Film Rights costs are recorded as assets as required by the AICPA Statement Of Position 00-2. The costs will be amortized using the individual film forecast computation method.

Global Universal Film Group, Inc., purchased the majority of the Books, TV and Movie Rights in January, 2006, for approximately $160,000. The total capitalized assets as of June 30, 2010 were $716,855 reflecting movie rights acquired for $450,000 during the six month period ending June 30, 2010.  The expenditures that are related to specific Film, TV or Book projects are capitalized as a long-term asset.  The capitalized costs will be amortized using the individual film forecast computation method as film revenues are obtained.

Website Software
The Company adheres to the AICPA Statement of Position 98-1 Accounting For The Cost Of Computer Software Developed or Obtained For Internal Use. During the year 2007 the Company had expenditures of $6,000 for Global Universal film Group Inc. our subsidiary for the development of its website. Software purchased will be amortized over a period of three years straight-line basis. The amortization will begin in the year 2008.  As of June 30, 2010, $1,000 has been amortized for the six
Months ended June 30, 2010.

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

The original terms of the October 2, 2008 secured promissory note of $150,000 called for a due date March 31, 2009 with interest to accrue at 10% per annum.  However, due to pending GUP’s litigation against Film Finances of Canada, Ltd. (the Completion Bond company), the Company has agreed to extend the maturity date of this Note until December 31, 2010. GUP has made periodic payments totaling $62,550, and the outstanding balance, as of June 30, 2010, is $87,300, plus accrued interest of $14,918.

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

As a condition to the license, GUP agreed to credit the Company as the source of the original concept for the Film and Mr. Gary Rasmussen, the Company's Chief Executive Officer, as an Executive Producer.

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

Additionally, Global Universal Film Group (GUFG), the Company’s wholly-owned subsidiary responsible for film sales and web operations, invested $150,000 into 643402 N.B., Inc. (doing business as American Sunset Pictures), the special purpose vehicle formed by GUP to produce and own the Film in exchange for a preferred return of its investment and the exclusive sales rights for all territories, with the exception of Canada. The finalization of certain documentation supporting this transaction was delayed and not completed until May of 2010, and reported in the Company’s second fiscal quarter of 2010.

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

In April and May of 2010, the Company finalized its pending transaction with Global Universal Pictures and its subsidiary, 643402 N.B., Inc. (doing business as American Sunset Pictures), relating to the Company’s involvement with the feature film titled, “American Sunset” (the “Film”).  The Canadian Audio-Visual Certification Office (CAVCO) had requested an amendment of the original Exclusive Licensing Agreement, as well as other supporting documentation, which was originally signed in 2009, to include the transfer of the copyright for American Sunset.  The transfer of the copyright rights was done by an amendment to the Exclusive License Agreement, which was signed on May 28, 2010.  Additionally, on April 21, 2010, the Company’s subsidiary, Global Universal Film Group, entered into a Restated Investment Undertaking, replacing the Company in the original, and a Representation Agreement, whereby the Company’s subsidiary would make the investment in the Film and be entitled to receive a sales fee on all sales of the rights to the Film, with the exception of any Canadian sales. The foregoing description of this transaction is qualified in its entirety by reference to the more complete information set forth in the full text of the related Agreements, which have been filed as exhibits to this report.

On June 10, 2010, the Company entered into a Co-Production and Screenplay Purchase agreement with MPH Productions to acquire the rights to a screenplay entitled “Seeing Things”, and to co-produce said screenplay into a feature film in cooperation with MPH Productions.  The terms of the agreement call for the Company to purchase the screenplay at a price of $25,000, with an immediate payment of $15,000 and the balance due within one year. The Company will have the exclusive right to co-produce the feature film based on the script for a period of one year, with an option to extend said exclusive right for an additional one year upon payment of an additional $5,000.  The screenplay was written by the principals of MPH and entails the true-life story about a spiritual being that has inhabited their Los Angeles residence for the past 18 years. The story of Seeing Things has been well documented by paranormal investigators and the subject of several television shows. More recently, Seeing Things was the focus of a SyFy Channel television program called “Fact or Faked: Paranormal Files”, that was broadcast on July 29, 2010. Additional information on the story can be found at the following website, which is not operated by the Company:  http://www.drkrm.com/ghost2.html.

Note 6 - Debentures

During the year ended December 31, 2002, the Company issued $200,000 in principal amount, 5-year, 9% convertible debenture, due January 1, 2007. Included was one debenture due to a related party for $10,000. Interest is due semi-annually on the first day of June and December of each year, commencing June 1, 2003 until fully paid. As part of the plan of reorganization, these debentures were amended with a new maturity of June 30, 2008. In December 2007, the Company converted $150,000 principal amount of the debentures, plus approximately $21,000 in accrued interest, into 171,000 shares of Common Stock.  At June 30, 2010 the Company had debentures outstanding of $40,000, with accrued interest totaling $15,300.

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

Note 7- Debt

Notes payable at June 30, 2010 is comprised of the following:

Note payable to entity, original balance of $19,181. Principal and interest due June 15, 2006. The Note is unsecured. In default.	$9,591

Note payable to entity, original balance $32,187. This note is unsecured. Due May 15, 2006. In default.	$6,094

Note payable to entity, original balance of $15,000 due in three monthly installments of $5,000 beginning April 15, 2006. The Note is unsecured. In default.	$10,000

Note payable to entity, original balance of $30,502 due in two monthly installments of $15,251 beginning April 15, 2006. The Note is unsecured. In default.	$15,251

Advances to be converted into notes. Net of EME advances of $12,000	$16,339

Notes payable face amounts totaling $42,500, with various interest rates and due dates. The notes have been verbally extended.	$42,500

Note payable face amount $40,000, dated May 1, 2008, interest rate 12% due date April 30, 2009. Currently in default. An extension is being pursued.	$40,000

Note payable face amount $20,000, dated May 1,2008, interest rate 12% due date April 30, 2009. Currently in default. An extension is being pursued.	$20,000

Note payable face amount $8,000, dated July 7, 2008, interest rate 12% due date March 31, 2009. Currently in default. An extension is being pursued.	$8,000

Note payable face amount $4,500, dated July 8, 2008, interest rate 12% due date March 31, 2009. Currently in default. An extension is being pursued.	$4,500

Note payable face amount $4,500 date August 19, 2008, interest rate 12% due date March 31, 2009. Currently in default. An extension is being pursued.	$4,500

Global Notes with no specified due dates and varying interest rates.	$60,253

Note payable face amount $25,000 date January 13, 2009, interest rate 10% due date March 31, 2009 with a 30-day grace period. Currently in default. An extension is being pursued.	$25,000

Note payable face amount $2,000 date February 17, 2009, interest rate 6% due date April 15, 2010.	$2,000

Note payable face amount $1,500 date March 6, 2009, interest rate 6% due date April 15, 2010.	$1,500

Note payable face amount $10,000 date January 29, 2010, interest rate 6% due date September 30, 2010.	$10,000

Note payable face amount $5,000 date March 22, 2010, interest rate 6 % due date October 31, 2010.	$5,000

Note payable face amount $5,000 date April 12, 2010, interest rate 6% due date October 31, 2010.	$5,000

Note payable face amount $1,300 date April 21, 2010, interest rate 6% due date December 31, 2010.	$1,300

Note payable face amount $1,800 date June 3, 2010, interest rate 6% due date October 31, 2010.	$1,800

Note payable face amount $15,000 date June 9, 2010, interest rate 6% due date June 30, 2011.	$15,000

Note payable face amount $17,500 date June 23, 2010, interest rate 8% due date March 23, 2011.	$17,500

Total	$321,208

Note 8 – Stockholders’ Equity

Common Stock – Issued

The following common stock was issued during the six months ending June 30, 2010.

On March 30, 2010, the Company issued 100,000 restricted shares of its $0.001 par value common stock to a private investor. These shares were purchased in April of 2009, pursuant to the terms of a Subscription Agreement; however, the shares were not issued until March of 2010 at the request of the investor.

On March 30, 2010 the Company issued 400,000 restricted shares of its $0.001 par value common stock to an individual investor at a price of $0.05, per share, as documented by a Subscription agreement dated January 29, 2010.

On March 30, 2010 the Company issued 10,000 restricted shares of its $0.001 par value common stock at $0.05 to a individual as compensation for services performed.

On May 14, 2010 the Company issued 50,000 restricted shares of its $0.001 par value common stock to an executive officer in accordance with the terms of his employment agreement.

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

Series C Convertible Preferred Stock
In January, 2008, in keeping with the restructuring efforts of the present management team, the Board authorized the issuance of 6,000,000 shares of a non-dilutive, convertible preferred stock entitled, Series C Convertible Preferred Stock (“Series C Stock”). The Series C Stock is non-dilutive and, the initial 6,000,000 shares authorized, will convert into 60% of the Company’s outstanding common stock as calculated immediately after such conversion. On April 4, 2008, the Company filed a Certificate of Designation relating to its Series C Convertible Preferred Stock with the Nevada Secretary of State.  A full description of the terms and conditions of the Series C Preferred Stock is listed as exhibit 3.3, incorporated as a part of this document on Form 10-QSB.

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

Note 10 – Warrants and Options

During the three months ended June 30, 2010, the following stock options were issued:
Pursuant to the terms of an employment agreement of an executive, the Company agreed to grant the executive an option to purchase up to 240,000 shares of its restricted common stock at a price of $.10 per share. The option will vest at the rate of 30,000 shares for each quarter in which the executive has remained an employee in good standing with the Company. The executive is presently entitled to exercise purchase rights with respect to a total of 60,000 shares.

Options and Warrants Exercised
Sixty thousand stock options were issued during the six month period ending June 30, 2010.
During the six months ended June 30, 2010, there were no warrants issued.

Options and Warrants Exercised
During the six months ended June 30, 2010, there were no stock options exercised. There were no warrants exercised.

The summary of activity for the Company's stock options/warrants is presented below:

During the three months ended March 31, 2010, there were no stock options or warrants issued.  During the period, 300,000 warrants had their exercise date extended until July 31, 2010, from January 31, 2010; the exercise prices were not changed.

During the six months ended June 30, 2010, there were sixty thousand stock options issued.

The summary of activity for the Company's stock options/warrants is presented below:

	Six months June 30, 2010	Weighted Average Exercise Price
Options/warrants outstanding at beginning of period	530,675		$1.39
Granted	60,000		$.10
Exercised		$
Amended	300,000		.38
Terminated/Expired	327,925		$.52
Options/warrants outstanding at end of period	590,675		$1.39
Options/warrants exercisable at end of period	590,675		$1.39

Price per share of options outstanding	$0.05 -70.00

Weighted average remaining contractual lives	3.4 years

Weighted average fair value of options or warrants granted or extended during the period.	$0.01

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

In October of 2008, National Bank of Canada agreed to fund approximately $1.1M Canadian for the production of Blue Seduction. The bank financing was contingent upon the bank's receipt of a Completion Bond that guaranteed that the film was actually produced and delivered.  This allowed the bank certainty that it would be able to collect on available Canadian tax credits, as well as distribution guarantees from the Film’s distributor.  The Completion Bond Company, Film Finances of Canada, Ltd., requested that the Company provide a guarantee for any amounts that they may lose in the transaction. The contingent liability of the Company was difficult to determine at the time of the transaction, but was eventually determined to be zero, as the Film was produced and the tax and distribution incentives were collected by the bank.

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

In April and May of 2010, the Company finalized its pending transaction with Global Universal Pictures and its subsidiary, 643402 N.B., Inc. (doing business as American Sunset Pictures), relating to the Company’s involvement with the feature film entitled, American Sunset (the “Film”).

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

Note 12 - Subsequent Events

On July 1, 2010, we formalized our employment relationship with Terry Gabby, who serves as the Company’s Controller, with the execution of an employment agreement. This agreement provides for a salary of $1,000 per month, and stock compensation of 100,000 shares of restricted common stock, which was issued on August 9, 2010.

On July 1, 2010, the Company entered into a Share Exchange Agreement with Global Renaissance Entertainment Group, Inc. (“GREG”), whereby the Company issued 110,000 restricted shares of its $0.001 par value common stock to GREG in exchange for a five percent (5%), non-diluted equity interest in the capital stock of GREG, as required under the terms of a Joint Venture Agreement with GREG dated October 19, 2009. GREG owns the rights to adapt certain literary works written by Omar Tyree, including the best selling novels of Flyy Girl and Leslie, into feature films. This summary is qualified in its entirety by reference to the Share Exchange Agreement filed as an exhibit to this quarterly report.

On August 9, 2010, the Company’s wholly-owned subsidiary, Global Universal Entertainment (“GUE”) entered into an Executive Employment Agreement with Jeffrey Bowler, who will serve as president of Global Universal Entertainment, the Company’s U.S. Film Production subsidiary.  Mr. Bowler is an award winning American filmmaker and executive and was co-founder of Insomnia Media Group, a highly successful film and TV, development,  finance and production company with offices on the Universal Studios lot.  In connection with his employment agreement, the Company issued Mr. Bowler an initial 100,000 shares of its $0.001 par value, restricted common stock. Additional terms and conditions provide for compensation and benefits commensurate with other executives and stock options in accordance with the terms of his employment agreement.  This summary is qualified in its entirety by reference to the Executive Employment Agreement filed as an exhibit to this quarterly report.

Note 13 - Going Concern

Although the Company has recently realized a profit, the profits were derived from the sale of intellectual property rights to our affiliated company, Global Universal Pictures, and were immediately invested into films being produced by GUP.  As a result, the Company did not receive any cash flow for working capital purposes and has suffered from significant losses and lack of cash flow over the past two years. Unless significant additional cash flows come into the Company, or a major reduction in operating losses occurs, the Company could be in jeopardy of continuing operations. The Company seeks to generate needed funds to continue on going operations from joint ventures, the sale of Company stock through a Private Placement and/or advances from the primary shareholder.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

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

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW AND OUTLOOK

We have recently restructured the Company and are now focusing our efforts on the development, financing and production of feature-length films, which operation will be conducted primarily through our wholly-owned subsidiaries of Global Universal Entertainment, Inc. (U.S. Film Productions), Global Universal Film Group, Inc. (Film Sales and Internet Operations), Global Universal Pictures, Inc., a 30% owned Canadian company (Canadian Film Productions), and Global Renaissance Funding, a 51% owned Limited Liability Company (Financing Operations). The Company is intending to develop the brand name “Global Universal.”

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

Results of Operations

The following overview provides a summary of key information concerning our financial results for the second quarter of 2010 and 2009.

Total operating expenses were $49,496 and $76,287 for the three month period ended June 30, 2010, and June 30, 2009, respectively.  The decrease of $26,791 in General and Administrative expenses was primarily the result of all executives forgoing their salary payments and accruals.  The remaining difference was due to cost-cutting measures instituted by management, as well as normal fluctuations in operating expenses based on business operations.

Our net income was $95,147 for the three months ended June 30, 2010, as compared to a net loss of $72,409 for the three months ended June 30, 2009. The net income of $95,147 was the result of the sale of one movie script for $150,000 in the period ended June 30, 2010, as compared to no revenue generating sales in the period ending June 30, 2009, and the reduction in General and Administration expenses described above.

The following provides a summary of key information concerning our financial results for the six months ending June 30, 2010 and 2009.

Total operating expenses were $67,151 and $258,409 for the six-month period ended June 30, 2010, and June 30, 2009, respectively.  The decrease of $191,258 was due to a reduction in General and Administrative expenses.

Our net income was $373,034 for the six months ended June 30, 2010, as compared to a net loss of $256,044 for the six months ended June 30, 2009. The increase in the net income of $629,078 is as a result of the sales described above, as well as the cost-cutting measures described herein.

Operation Plan

During the next twelve months we plan to focus our efforts on raising capital to cover our basic operating needs, and to develop, finance and produce one or more feature films.

We had minimal cash on hand as of June 30, 2010, and, additional funds will be required to satisfy our working capital requirements for the next twelve months. Our plan of operation entails our continued production of films through our Canadian affiliate, who has produced four, feature films in since November of 2008.

Additionally, we will endeavor to raise funds to continue to implement our business plan of developing, financing and producing feature films. We plan to raise these funds through private and institution or other equity offerings, including interest bearing debentures. To this end, we may retain various consultants, finders and/or brokers to assist us in our efforts to raise larger amounts of capital for investment in the films we produce.  As compensation, we may grant these entities incentive stock or stock options and/or render payments in cash.

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

As of June 30, 2010, our cash balance was $14,739.  Our plan for satisfying our cash requirements for basic operations over the next 12 months entails the sale of our securities to private individuals or institutions, or third party financing, and/or traditional bank financing. We intend to make appropriate plans to insure sources of additional capital in the future to fund growth and expansion through additional equity or debt financing or credit facilities. No assurance can be made that such financing would be available, and if available it may take either the form of debt or equity.  In either case, the financing could have a negative impact on our financial condition and our Stockholders.

Despite this quarters profits, we anticipate that we may incur operating losses over the next twelve months. Our lack of operating history and lack of a significant level of film sales makes predictions of future operating results difficult to ascertain. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies in new and rapidly evolving entertainment and technology markets. Such risks include, but are not limited to, an evolving and unpredictable business model and the management of growth. To address these risks we must, among other things, implement and successfully execute our business and marketing strategy, continue to develop and upgrade technology and products, respond to competitive developments, and continue to attract, retain and motivate qualified personnel. There can be no assurance that we will be successful in addressing such risks, and the failure to do so can have a material adverse effect on our business prospects, financial condition and results of operations.

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

Other Business

In April and May of 2010, the Company finalized its pending transaction with Global Universal Pictures and its subsidiary, 643402 N.B., Inc. (doing business as American Sunset Pictures), relating to the Company’s involvement with the feature film entitled, American Sunset (the “Film”).  (See Note 5 of Notes to Consolidated Financial Statements – Film Participation Agreements)

On June 10, 2010, the Company entered into an agreement with MPH Productions, a Los Angeles based, independent production company, to acquire the exclusive rights to a screenplay called “Seeing Things” that it intends to produce as a feature-length film.  (See Note 5 of Notes to Consolidated Financial Statements – Film Participation Agreements)

Summary of product and research and development that we will perform for the term of our plan.

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

Previous to the current and preceding quarterly period, we have historically had losses from operations and losses may continue in the future, which may cause us to curtail operations.

Notwithstanding the results of our two most recent quarterly periods, we have not been profitable since inception and have lost money on both a cash and non-cash basis.  However, for the three months ended June 30, 2010, we produced net income of $95,147, and net income of $277,289 for the first quarter ending March 31, 2010.  Our accumulated deficit at the end of June 30, 2010, was $11,226,181. Future losses are likely to occur, as we are dependent on spending money to pay for our operations and currently rely on limited sales of intellectual rights to feature films produced by our Canadian affiliate, Global Universal Pictures, for off-setting revenue.  No assurances can be given that we will be successful in maintaining profitable operations as realized in the current and previous quarterly periods.  Accordingly, we may experience liquidity and cash flow problems during the next 12 months.  If such problems are indeed realized, our ability to operate may be severely impacted or alternatively we may be forced to terminate some or all of our operations.

We are subject to a working capital deficit, which means that our current assets on June 30, 2010, were not sufficient to satisfy our current liabilities and, therefore, our ability to continue operations is at risk.

We had a working capital deficit for the three months ended June 30, 2010, which means that our current liabilities exceeded our current assets on June 30, 2010 by $718,504.  Current assets are assets that are expected to be converted to cash within one year and, therefore, may be used to pay current liabilities as they become due.  Our working capital deficit means that our current assets on June 30, 2010, were not sufficient to satisfy all of our current liabilities on June 30, 2010.  If our ongoing operations do not begin to provide sufficient profitability to offset the working capital deficit, we may have to raise capital or debt to fund the deficit or curtail future operations.

Our stock price may be volatile and an investment in such common stock could suffer a decline in value.

Our common stock is listed on the OTCQB Market as a registered and fully reporting entity with the SEC. Our common stock was listed on the Over-The-Counter Bulletin Board (OTCBB: GBHL) until April 27, 2010, and was delisted due to our market maker’s inability to publish a bid for four consecutive days.  The Company was never notified of any delisting by FINRA. Spartan Securities has recently filed a Form 211 to relist on the OTC Bulletin Board.  The market price of our common stock may fluctuate significantly and violently in response to a number of factors, some of which are beyond our control.  These factors include:

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
ITEM 4.  CONTROLS AND PROCEDURES (SEE NOTES)

The Company’s management under the supervision and with the participation of the Company’s Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), performed an evaluation of the effectiveness of the design, maintenance and operation of the Company’s disclosure controls and procedures as of June 30, 2010. Based on the evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective.  There has been a significant change in the Company's internal controls with the addition of legal counsel for an outside review of disclosures and disclosure controls.  Their have been no other changes in the Company’s internal controls or in other factors that materially affected, or would reasonably be likely to materially affect the Company’s internal control over financial reporting.

We conducted an evaluation, with the participation of Gary Rasmussen, our current Chief Executive Officer, and Stanley Weiner, our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of June 30, 2010, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, Messrs. Rasmussen and Weiner have concluded that as of June 30, 2010, our disclosure controls and procedures were effective at the reasonable assurance level.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

The Company is not currently a party to any litigation.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

There were sales of unregistered equity securities during the six months ending June 30, 2010.

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

On March 30, 2010, the Company issued 100,000 restricted shares of its $0.001 par value common stock to a private investor. These shares were purchased in April of 2009, pursuant to the terms of a Subscription Agreement; however, the shares were not issued until March of 2010 at the request of the investor. The proceeds were used for working capital.

On May 14, 2010, the Company issued 50,000 restricted shares of its $0.001 par value common stock at $0.01 to an employee pursuant to the terms of an employment agreement.

On July 6, 2010, the Company issued 110,000 restricted shares of its $0.001 par value common stock to Global Renaissance Entertainment Group, Inc. (“GREG”), in exchange for a five percent (5%) non-diluted equity interest in GREG, pursuant to the terms of a Share Exchange Agreement entered into on July 1, 2010, in connection with its obligation under a Joint Venture Agreement with GREG dated October 19, 2009.

On August 9, 2010, the Company issued 50,000 restricted shares of its $0.001 par value common stock at $0.01 to an executive employee pursuant to the terms of an employment agreement.

On August 9, 2010, the Company issued 100,000 restricted shares of its $0.001 par value common stock at $0.01 to an executive employee pursuant to the terms of an employment agreement.

On August 9, 2010, the Company issued 100,000 restricted shares of its $0.001 par value common stock at $0.01 to an employee pursuant to the terms of an employment agreement.

Each of the forgoing transactions is believed to be exempt from the registration provisions of the Securities Act of 1933, as amended, by virtue of Section 4(2) thereof. No commissions were paid in connection with these private issuances or sales.

Item 3.   Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.   Other Information

In April and May of 2010, the Company finalized its pending transaction with Global Universal Pictures and its subsidiary, 643402 N.B., Inc. (doing business as American Sunset Pictures), relating to the Company’s involvement with the feature film entitled, American Sunset (the “Film”). The documents evidencing this transaction are filed as exhibits to this quarterly report.
(See Note 5 of Notes to Consolidated Financial Statements – Film Participation Agreements)

On June 10, 2010, the Company entered into a Co-Production and Screenplay Purchase Agreement with MPH Productions to acquire the rights to a screenplay entitled “Seeing Things”, and to co-produce a feature film with MPH Productions. The documents evidencing this transaction are filed as exhibits to this quarterly report.  Additional information can be found at the following website, which is not operated by the Company:  http://www.drkrm.com/ghost2.html.  (See Note 5 of Notes to Consolidated Financial Statements – Film Participation Agreements)

On July 1, 2010, we formalized our employment relationship with Terry Gabby, who serves as the Company’s Controller, with the execution of an employment agreement. This agreement provides for a salary of $1,000 per month, and stock compensation of 100,000 shares of restricted common stock, which was issued on August 9, 2010.

On July 1, 2010, the Company entered into a Share Exchange Agreement with Global Renaissance Entertainment Group, Inc. (“GREG”), whereby the Company issued 110,000 restricted shares of its $0.001 par value common stock to GREG in exchange for a five percent (5%), non-diluted equity interest in the capital stock of GREG, as required under the terms of a Joint Venture Agreement with GREG dated October 19, 2009. GREG owns the rights to adapt certain literary works written by Omar Tyree, including the best selling novels of Flyy Girl and Leslie, into feature films. This summary is qualified in its entirety by reference to the Share Exchange Agreement filed as an exhibit to this quarterly report.

On August 9, 2010, the Company’s wholly-owned subsidiary, Global Universal Entertainment (“GUE”) entered into an Executive Employment Agreement with Jeffrey Bowler, who will serve as president of Global Universal Entertainment, the Company’s U.S. Film Production subsidiary.  Mr. Bowler is an award winning American filmmaker and executive and was co-founder of Insomnia Media Group, a highly successful film and TV, development,  finance and production company with offices on the Universal Studios lot.  In connection with his employment agreement, the Company issued Mr. Bowler an initial 100,000 shares of its $0.001 par value, restricted common stock. Additional terms and conditions provide for compensation and benefits commensurate with other executives and stock options in accordance with the terms of his employment agreement.  This summary is qualified in its entirety by reference to the Executive Employment Agreement filed as an exhibit to this quarterly report.

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

10.13	Investment Agreement with Imperial Capital Holdings, dated January 16, 2006 (Incorporated by reference to the exhibits to Form 8-K filed on February 1, 2006)
10.14	Registration Rights Agreement with Imperial Capital Holdings, dated January 19, 2006 (Incorporated by reference to the exhibits to Form 8-K filed on February 1, 2006)
10.15	Placement Agent Agreement with Brewer Financial Services, LLC., dated January 16, 2006 (Incorporated by reference to the exhibits to Form 8-K filed on February 1, 2006)
10.16	2006 Non-Qualified Stock Compensation Plan (Incorporated by reference to the exhibits to Form S-8 filed on February 28, 2006)
10.19	Share Exchange Agreement with Easy Money Express, Inc., dated March 31, 2006

10.20	Service Agreement between Easy Money Express and M2 Internet, dated June 16, 2006 (1)
10.21	Restated Investment Agreement between the Registrant and Imperial Capital Holdings, dated July 28, 2006 (2)
10.22	Restated Registration Rights Agreement between the Registrant and Imperial Capital Holdings, dated July 28, 2006 (2)
10.23	Restated Placement Agent Agreement between the Registrant and Brewer Financial Services, dated July 28, 2006 (2)
10.24	Letter of Intent between the Registrant and CardMart Plus, dated November 17, 2006 (3)
10.25	Termination of Letter of Intent with CardMart Plus, dated February 20, 2007 (4)
10.26	Letter Agreement to Acquire Shares between the Registrant and Rochester Capital Partners, dated March 5, 2007 (6)
10.27	Acquisition of Hands Free Entertainment (Incorporated by reference to exhibits to Form 8-K, filed on January 4, 2008)
10.28	Disposition of LitFunding USA (Incorporated by reference to exhibits to Form 8-K, filed on April 8, 2008)
10.29	Recession Agreement With Hands Free Entertainment (Incorporated by reference to exhibits to Form 8-K, filed on April 10, 2008)
10.30	Exclusive License Agreement with Global Universal Pictures (Incorporated by reference to exhibits to Form 8-K, filed on December 11, 2008)
10.31	Music Rights Agreement with B & J Pictures (Incorporated by reference to exhibits to Form 8-K, filed on December 11, 2008)
10.32	Guarantee and Amended Exclusive License Agreement with Global Universal Pictures (Incorporated by reference to exhibits to Form 8-K, filed on December 11, 2008)
10.33	Joint Venture Agreement with Global Renaissance Entertainment Group (Incorporated by reference to Exhibit 10.1 to Form 8-K, filed on November 19, 2009)
10.34	Exclusive License Agreement with Global Universal Pictures for Plaster Rock, dated January 4, 2010
10.35	Executive Employment Agreement dated February 15, 2010
10.36	Exclusive License Agreement with Global Universal Pictures for The Night, dated March 19, 2010
10.37*	Exclusive License Agreement with Global Universal Pictures for American Sunset, dated April 13, 2009
10.38*	Representation Agreement with American Sunset Pictures for Sales of American Sunset, dated April 21, 2010, and Restated Investment Undertaking dated April 21, 2010
10.39*	Amended Exclusive License Agreement with Global Universal Pictures for American Sunset, dated May 28, 2010
10.40*	Co-Production and Screenplay Purchase Agreement between the Company and MPH Productions, dated June 10, 2010
10.41*	Share Exchange Agreement between the Company and Global Renaissance Entertainment Group, dated July 1, 2010
10.42*	Executive Employment Agreement dated August 9, 2010
20	Letter to Shareholders dated March 11, 2003 (Incorporated by reference to the exhibits to Form 8-K filed on March 11, 2003)
21	List of Subsidiaries : California LitFunding, E. Evolution Expeditions and LitFunding USA (Incorporated by reference to the exhibits to Form 10-KSB filed on March 21, 2005)
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

GLOBAL ENTERTAINMENT HOLDINGS, INC. (Registrant)

August 20, 2010	By:	/s/ Gary Rasmussen
Gary Rasmussen
Chief Executive Officer