Form 10-Q
period 2010-09-30
Global Entertainment Holdings, Inc.
filed 2010-11-22
CIK 1142488

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010

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

The number of shares of Common Stock, $0.001 par value, outstanding on November 12, 2010 was 23,507,844 shares.

GLOBAL ENTERTAINMENT HOLDINGS, INC.

PART I – FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

Global Entertainment Holdings, Inc.
Consolidated Balance Sheet

	September 30,	December 31,
	2010	2009
	(Unaudited)	(Audited)
Assets
Current assets:
Cash and cash equivalents	$12,781	$10,913
Accounts Receivable	10,000	10,000
Note Receivable	87,450	87,450
Accrued Interest Income	14,918	14,918
Total current assets	125,149	123,281

Fixed assets, net	7,879	12,425
Total fixed assets	7,879	12,425

Other assets:
Book Rights	1,864	1,864
TV Game / Reality Show	5,966	5,966
Film Rights	644,175	189,175
Movies	65,225	33,850
Website Software: Less Amortization	500	2,000
Other Assets	20,263	17,695
Producer Investments	150,000	150,000

Total other assets	887,993	400,550

Total assets	$1,021,021	$536,256

See notes to consolidated financial statements.

Global Entertainment Holdings, Inc.
Consolidated Balance Sheet

	September 30,	December 31,
	2010	2009
	(Unaudited)	(Audited)
Liabilities and Stockholders' Equity
Liabilities not subject to compromise
Accounts payable	$118,353	$94,680
Accrued expenses	220,901	206,707
Deferred revenue	150,000	150,000
Notes payable	343,606	251,268

Total current liabilities not subject to compromise	832,860	702,655

Liabilities subject to compromise

Debentures	40,000	40,000
Total liabilities subject to compromise	40,000	40,000

Total liabilities	872,860	742,655

Stockholders' equity:

Series B Convertible preferred stock, par value $0.001,
4,000,000 shares authorized, 3,990,314 shares issued and outstanding	3,990	3,990
Series C Convertible preferred stock par value $0.001
6,500,000 shares authorized, 6,500,000 outstanding	6,500	6,500
Common stock, $0.001 par value, 230,000,000 shares
authorized, 23,487,844 and 22,567,844 shares issued and
Outstanding at September 30, 2010 and December 31, 2009, respectively	106,502	105,582
Shares authorized & unissued		10,000
Additional paid-in capital	11,239,445	11,180,765
Additional paid-in capital Preferred B	271,425	271,425
Additional paid-in capital Preferred C
Accumulated (deficit)	(11,479,701)	(12,114,518)
	148,161	(175,386)
	$1,021,021	$536,256

See notes to consolidated financial statements.

Global Entertainment Holdings, Inc.
Consolidated Statement of Operations
Unaudited

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
Net Revenue	$1,046	$-	451,046

Expenses:

General and Administrative expenses	47,481	62,972	114,397	317,242

Depreciation & Amortization	2,015	2,069	6,046	6,209
Total operating expenses	49,496	65,041	120,443	323,451

Net Operating Income (loss)	(48,450)	(65,041)	330,603	(323,451)

Other income (expenses):
Other income (expense)			598	5,000
Interest (expense) net of interest income		(1,215)	(10,413)	(3,783)

Total other income (expenses)	0	(1,215)	(15,188)	1,217

Income tax (benefit) provision

Net Income (loss)	$(48,450)	$(66,256)	315,415	(322,234)

Net (loss) per share – basic	$(0.002)	$(0.003)	$0.01	$(0.016)

Weighted average number of common shares outstanding – basic	23,371,974	21,935,670	23,021,360	19,137,386

See notes to consolidated financial statements.

Global Entertainment Holdings Inc.
Consolidated Statement of Cash Flows
Unaudited

	For the Nine months ended
	September 30,
	2010	2009
Cash flows from operating activities
Net income (loss)	$315,415	$(322,234)
Adjustments to reconcile net income to net cash
provided by (used in operating activities)
Depreciation and amortization	6,045	6,209
Reserve for unsuccessful resolution of lawsuits
Share-based compensation
Changes in assets and liabilities:
Increase (decrease) in account receivables		(38,500)
Increase (decrease) in other assets	1,467	6,500
Increase (decrease) in contingent advances
Notes receivable		150,000
Debt discount
Deferred stock compensation
Increase (decrease) in accounts payable and accrued expenses	603	168,102
Trade and other claims subject to compromise
Increase (decrease) in deferred revenue
Net cash (used in) operating activities	$323,530	(36,423)

Cash flows from investing activities:
Purchase of property and equipment	(455,000)
Net cash (used in) investing activities

Cash flows from financing activities:
Cash from issuance of common stock	20,000	11,500
Cash from exercise of options & warrants
Common stock cancellation
Proceeds from notes payable	92,338	16,258
Repayments of notes payable		5,000
Proceeds from investor participation borrowings
Principal repayments on capital lease obligations
Value of Warrants issued	21,000	2,500
Net cash provided by financing activities	$(321,662)	35,258

Increase (decrease) in cash	1,868	(1,165)
Cash - beginning of period	10,913	2,553
Cash - ending of period	$12,781	$1,388

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

Fixed Assets
Fixed assets are stated at cost less accumulated depreciation. Depreciation is recorded on a straight-line basis over a period of the shorter of the related applicable lease term or the estimated useful lives of the assets ranging from 3 to 5 years. Depreciation expense for the nine months ending September 30, 2010 and 2009, was $6,046 and $6,209, respectively.

Long Term Assets
The Book, TV and Film Rights costs are recorded as assets as required by the AICPA Statement Of Position 00-2. The costs will be amortized using the individual film forecast computation method.

Global Universal Film Group, Inc., purchased the majority of the Books, TV and Movie Rights in January, 2006, for approximately $160,000. The total capitalized assets as of September 30, 2010, were $717,230, reflecting movie rights acquired for $450,000 during the nine month period ending September 30, 2010.  The expenditures that are related to specific Film, TV or Book projects are capitalized as a long-term asset.  The capitalized costs will be amortized using the individual film forecast computation method as film revenues are obtained.

Website Software
The Company adheres to the AICPA Statement of Position 98-1 Accounting For The Cost Of Computer Software Developed or Obtained For Internal Use. During the year 2007 the Company had expenditures of $6,000 for Global Universal film Group Inc. our subsidiary for the development of its website. Software purchased will be amortized over a period of three years straight-line basis. The amortization will begin in the year 2008.  As of September 30, 2010, $1,500 has been amortized for the nine months ended September 30, 2010.

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

On June 17, 2004, a Plan of Reorganization was approved by the Bankruptcy Court. The only remaining bankruptcy liability at September 30, 2010, are $40,000 in principal amount of the Company’s 9% Debentures, which matured on June 30, 2008.

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

The original terms of the October 2, 2008 secured promissory note of $150,000 called for a due date March 31, 2009 with interest to accrue at 10% per annum.  However, due to pending GUP’s litigation against Film Finances of Canada, Ltd. (the Completion Bond company), the Company has agreed to extend the maturity date of this Note until December 31, 2010. GUP has made periodic payments totaling $62,550, and the outstanding balance, as of September 30, 2010, is $87,450, plus accrued interest of $14,918.

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

Note 6 - Debentures

During the year ended December 31, 2002, the Company issued $200,000 in principal amount, 5-year, 9% convertible debenture, due January 1, 2007. Included was one debenture due to a related party for $10,000. Interest is due semi-annually on the first day of June and December of each year, commencing June 1, 2003 until fully paid. As part of the plan of reorganization, these debentures were amended with a new maturity of June 30, 2008. In December 2007, the Company converted $150,000 principal amount of the debentures, plus approximately $21,000 in accrued interest, into 171,000 shares of Common Stock.  At September 30, 2010 the Company had debentures outstanding of $40,000, with accrued interest totaling $16,200.

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

Note 7- Debt

Notes payable at September 30, 2010 is comprised of the following:

Note payable to entity, original balance of $19,181. Principal and interest due June 15, 2006. The Note is unsecured. In default.	$9,591

Note payable to entity, original balance $32,187. This note is unsecured. Due May 15, 2006. In default.	$6,094

Note payable to entity, original balance of $15,000 due in three monthly installments of $5,000 beginning April 15, 2006. The Note is unsecured. In default.	$10,000

Note payable to entity, original balance of $30,502 due in two monthly installments of $15,251 beginning April 15, 2006. The Note is unsecured. In default.	$15,251

Advances to be converted into notes. Net of EME advances of $12,000	$16,339

Notes payable face amounts totaling $42,500, with various interest rates and due dates. The notes have been verbally extended.	$42,500

Note payable face amount $40,000, dated May 1, 2008, interest rate 12% due date April 30, 2009. Currently in default. An extension is being pursued.	$40,000

Note payable face amount $20,000, dated May 1,2008, interest rate 12% due date April 30, 2009. Currently in default. An extension is being pursued.	$20,000

Note payable face amount $8,000, dated July 7, 2008, interest rate 12% due date March 31, 2009. Currently in default. An extension is being pursued.	$8,000

Note payable face amount $4,500, dated July 8, 2008, interest rate 12% due date March 31, 2009. Currently in default. An extension is being pursued.	$4,500

Note payable face amount $4,500 date August 19, 2008, interest rate 12% due date March 31, 2009. Currently in default. An extension is being pursued.	$4,500

Global Notes with no specified due dates and varying interest rates.	$60,253

Note payable face amount $25,000 date January 13, 2009, interest rate 10% due date March 31, 2009 with a 30-day grace period. Currently in default. An extension is being pursued.	$25,000

Note payable face amount $2,000 date February 17, 2009, interest rate 6% due date April 15, 2010.	$2,000

Note payable face amount $1,500 date March 6, 2009, interest rate 6% due date April 15, 2010.	$1,500

Note payable face amount $10,000 date January 29, 2010, interest rate 6% due date September 30, 2010.	$10,000

Note payable face amount $5,000 date March 22, 2010, interest rate 6 % due date October 31, 2010.	$5,000

Note payable face amount $5,000 date April 12, 2010, interest rate 6% due date October 31, 2010.	$5,000

Note payable face amount $1,300 date April 21, 2010, interest rate 6% due date December 31, 2010.	$1,300

Note payable face amount $1,800 date June 3, 2010, interest rate 6% due date October 31, 2010.	$1,800

Note payable face amount $15,000 date June 9, 2010, interest rate 6% due date June 30, 2011.	$15,000

Note payable (convertible into common stock) face amount $17,500 dated June 23, 2010, interest rate 8%, due date March 23, 2011.	$17,500

Note payable (convertible into common stock) face amount $15,000 dated September 30, 2010, interest rate 8% due date May 23, 2011.	$15,000

Note payable face amount $10,000 date September 30, 2010 interest rate 6 % due date December 31, 2011.	$10,000

Total	$343,606

Note 8 – Stockholders’ Equity

Common Stock – Issued

The following common stock was issued during the nine months ending September  30, 2010.

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

On May 14, 2010 the Company issued 50,000 restricted shares of its $0.001 par value common stock at $0.01 to an executive officer in accordance with the terms of his employment agreement.

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

On August 9, 2010, the Company issued 100,000 restricted shares of its $0.001 par value common stock at $0.05 to an executive employee pursuant to the terms of an employment agreement.

On October 12, 2010 the Company issued 10,000 free trading and 10,000 restricted shares of its $0.001 par value common stock at $0.10 to a individual as compensation for services to be performed.

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

Note 10 – Warrants and Options

During the three months ended September 30, 2010, the following stock options were issued:
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

Options and Warrants Exercised
Sixty thousand stock options were issued during the nine month period ending September 30, 2010.
During the nine months ended September  30, 2010, there were 300,000  warrants extended to March 31, 2011.

Options and Warrants Exercised
During the nine months ended September 30, 2010, there were no stock options exercised. There were no warrants exercised.

The summary of activity for the Company's stock options/warrants is presented below:

During the three months ended September 30, 2010, there were 30,000 stock options issued and no warrants issued.  During the period, 300,000 warrants had their exercise date extended until March 31, 2011, from July 31, 2010; the exercise prices were not changed.

During the nine months ended September 30, 2010, there were sixty thousand stock options issued.

The summary of activity for the Company's stock options/warrants is presented below:

	Nine months September 30, 2010	Weighted Average Exercise Price
Options/warrants outstanding at beginning of period	530,675		$1.39
Granted	60,000		$.10
Exercised		$
Amended	300,000		.38
Terminated/Expired	327,925		$.52
Options/warrants outstanding at end of period	590,675		$1.39
Options/warrants exercisable at end of period	590,675		$1.39

Price per share of options outstanding	$0.05 -70.00

Weighted average remaining contractual lives	2.7 years

Weighted average fair value of options or warrants granted or extended during the period.	$0.01

Note 11 – Related Party Transactions (See Note 5 – Film Participation Agreements)

On September 22, 2008, the Company entered into an Exclusive License Agreement with its Canadian affiliate, Global Universal Pictures, Inc. (“GUP”), whereby the Company granted a world-wide exclusive license to Pictures to use the work entitled “Blue Seduction” (the “Film”), in exchange for a one-time fee of $150,000, plus 50% of the revenue received by GUP from the exploitation of the Film.  As a condition to the license agreement, GUP agreed to credit the Company as the source of the original concept for the Film and Gary Rasmussen, the Company’s Chief Executive Officer, as Executive Producer.

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

The original rights to the Film were acquired by the Company from Jackie Giroux in connection with her employment as President of Global Universal Film Group, a wholly-owned subsidiary of the Company. Ms. Giroux will receive a fee as Producer of the Film directly from B & J Pictures.

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

On April 13, 2009, the Company entered into an Exclusive License Agreement with its Canadian affiliate, Global Universal Pictures, Inc. (“GUP”), whereby the Company granted a worldwide, exclusive license to GUP to use the work entitled "American Sunset" ("American Sunset").  The Company received a one-time fee of $150,000, plus an ongoing thirty percent (30%) equity interest in the net revenues received by GUP from exploitation of the rights to in consideration of a one-time fee of $150,000, plus a 30% interest in the Net Profits of American Sunset.  As a condition to the license agreement, GUP agreed to credit the Company as the source of the original concept for the Film and Mr. Gary Rasmussen, the Company’s Chief Executive Officer, as Executive Producer.  Additionally, Global Universal Film Group (GUFG), the Company’s wholly-owned subsidiary responsible for film sales and web operations, invested $150,000 into the ownership of American Sunset and was appointed as the Exclusive Sales Agent for American Sunset for all worldwide territories, except Canada.  The original rights to American Sunset were acquired by the Company from Jackie Giroux in connection with her employment as President of Global Universal Film Group, a wholly-owned subsidiary of the Company. Ms. Giroux will receive a fee as Producer of the Film directly from GUP.

In April and May of 2010, the Company finalized its pending transaction with Global Universal Pictures and its subsidiary, 643402 N.B., Inc. (doing business as American Sunset Pictures), relating to the Company’s involvement with the feature film entitled, American Sunset (the “Film”).

On January 4, 2010, the Company entered into an Exclusive License Agreement with its Canadian affiliate, Global Universal Pictures, Inc. (“GUP”), whereby the Company granted a worldwide, exclusive license to GUP to use the work entitled "Plaster Rock – Terror on the Tobique" ("Plaster Rock"),   The Company received a one-time fee of $150,000, plus an ongoing thirty percent (30%) equity interest in the net revenues received by GUP from exploitation of the rights to Plaster Rock.  As a condition to the license agreement, GUP agreed to credit the Company as the source of the original concept for the Film and Mr. Gary Rasmussen, the Company’s Chief Executive Officer, as Executive Producer. Additionally, Global Universal Film Group (GUFG), the Company’s wholly-owned subsidiary responsible for film sales and web operations, invested $150,000 into the ownership of Plaster Rock and was appointed as the Exclusive Sales Agent for Plaster Rock for all worldwide territories, except Canada. The original rights to Plaster Rock were acquired by the Company from Jackie Giroux in connection with her employment as President of Global Universal Film Group, a wholly-owned subsidiary of the Company. Ms. Giroux will receive a fee as Producer of the Film directly from GUP.

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

Note 12 - Subsequent Events

On October 13, 2010, the Company announced the online distribution and sales of DVD's and Blu-Ray disc's of its film American Sunset, exclusively on the film's website: www.AmericanSunsetTheMovie.com, operated by Global Universal Film Group (GUFG), a wholly-owned subsidiary. GUFG has entered into agreements with third parties for the duplication and fulfillment of DVD and Blu-Ray disc's of American Sunset, establishing the Company's subsidiary in the business of online retail sales of DVD and Blu-Ray disc's.

On November 4, 2010, the Company announced that it had entered into a partnership agreement with InnerGate Entertainment, a privately owned company, to collaborate on the financing, production and marketing of a slate of several high-quality, feature films.  InnerGate is expected to arrange financing for the films, while the Company will undertake production operations, may incur liabilities in connection with such production operations, and will likely issue shares of common stock or grant stock options as an equity incentive to potential investors.

On November 10, 2010, the Company announced that GUFG, its sales and distribution subsidiary, is implementing a state-of-the-art video distribution and online application technology called AppFlikTM.  The Company has contracted Level4 Stonehenge Development Partners to embed and market its movies as downloadable film applications available worldwide on the Internet through well established, online storefronts such as Apple's iTunes. The first film the Company will distribute employing this new technology is American Sunset, which is expected to be available on the iTunes website before year end.

Note 13 - Going Concern

Although the Company has recently realized profits, those profits were derived from the sale of intellectual property rights to our affiliated company, Global Universal Pictures, and were immediately invested into the films being produced by GUP in exchange for the worldwide sales rights for the films, with the exception of Canada.  As a result, the Company did not receive any cash flow for working capital purposes and has realized significant losses and lack of cash flow over the past two years. Unless significant additional investment capital is obtained by the Company, or a major reduction in operating losses occurs from positive cash flow from its film sales, the Company could be in jeopardy of continuing operations. The Company seeks to generate needed funds to continue ongoing operations from debt or equity sources, formation of joint ventures, the sale of Company stock through a Private Placement and/or advances from the primary shareholder.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW AND OUTLOOK

Since the Fall of 2008, management of the Company focused efforts and resources on building its core business of developing, financing and producing feature-length films, which operations are conducted primarily through its wholly-owned subsidiaries of Global Universal Entertainment, Inc. (U.S. Film Productions) and Global Universal Film Group, Inc. (Film Sales and Internet Operations), as well as through its 30% owned Canadian affiliate, Global Universal Pictures, Inc. (Canadian Film Productions). The Company has been developing the brand name “Global Universal”, under which certain members of management have conducted operations for over twenty years. Additionally, the Company recently formed Global Renaissance Funding, LLC., a 51% owned subsidiary that the Company plans to carry out financing activities to fund the U.S. production of a slate of films in cooperation with Global Renaissance Entertainment Group (GREG), a company organized by Arthur Wylie, who owns the remaining 49% of Global Renaissance Funding.

The past two years have been beneficial to the Company in terms of successfully producing four feature films and realizing its first corporate profits from the film business, despite economic conditions that have drastically reduced film sales within the motion picture industry and caused many independent film companies to suffer hardship due to lack of capital available for film production.  Management believes that its low overhead and financial strategy in funding film productions have been key factors in its success.  The Company utilizes a combination of high yielding tax credits, bankable pre-sales and reinvestment of its producer's fee to offset a majority of a film's cost.  The Company also contributed the intellectual property rights for its films (i.e., the screenplay), which resulted in profits prior to the sale of any film rights. Such profits were invested into the production of the films in exchange for worldwide sales rights, with the exception of Canada (due to Canadian tax rules requiring sales of such rights in Canada to be undertaken by a Canadian company).

Because of the financing strategy noted above, the risk of the Company's investment in the production of its films is reduced considerably and profitability may be possible for even a direct-to-video release, followed by additional income derived from pay, cable, satellite, free and syndicated television exhibition.  The Company anticipates that at least one of the films it intends to produce in a slate of films (subject to availability of financing) may warrant and receive a theatrical release prior to its video distribution.  There is, of course, no guarantee of a theatrical release for any film that may be produced by the Company, although the Company anticipates that any distribution company it selects will use its “best efforts” to obtain U.S. theatrical release through an “out put” or “first look” arrangement with a major film studio.

Current Operations

We have proven our ability to finance and produce films and validated our financial strategy of significantly mitigating investment risk.  The Company plans to expand its present business operations of producing low-to-medium budget, genre pictures with recognizable, name talent, conducted primarily through Global Universal Pictures (Canada), while the Company and our U.S. subsidiaries will focus efforts on raising significant capital for the production of films in the U.S. Such films will be produced by Global Universal Entertainment, who will concentrate on developing a higher quality, slate of several films with “B+” and “A” rated talent, which are more likely to bring in significant revenues, as well as the potential for a theatrical release and/or major distribution that could provide the Company with valuable name recognition within the film industry. Furthermore, by producing a slate of planned films in the U.S. (through our wholly-owned subsidiary, GUE), the Company will reap greater rewards in terms of increasing assets and building a significant revenue stream, because such U.S. films will be 100% owned and accounted for on the Company's financial statements, as opposed to films produced by our 30% owned Canadian affiliate, Global Universal Pictures (GUP), which the Company accounts for as an investment and neither the film asset nor its revenues flow directly to the Company.  However, the Company will be able to realize revenues from the sale of film rights of films produced by GUP because Global Universal Film Group (GUFG) is the sales agent for such films as a result of its investment in the films.

One of the ways the Company plans to facilitate production operations in the US is by employing joint ventures. On July 1, 2010, the Company and Arthur Wylie, CEO of Global Renaissance Entertainment Group ("GREG") finalized a joint venture that will operate as a 51% owned subsidiary called Global Renaissance Funding, LLC. (GRF).  The joint venture agreement called for the Company to issue 110,000 restricted shares of its $0.001 par value common stock to GREG in exchange for a five percent (5%), non-diluted equity interest in the capital stock of GREG, which owns the exclusive rights to adapt certain literary works written by NY Times Best Selling Author, Omar Tyree, into feature-length motion pictures, including his best selling novels of Flyy Girl and Leslie.  According to Simon & Schuster Publishing, Tyree's novels have grossed over $50 Million; Leslie, alone, is reported to have sold over 8 million copies.  Additionally, on behalf of our joint venture company, GREG has recently commenced activities in Michigan in an effort to secure production facilities, which, if successful, will aid in leveraging Michigan state tax incentives available for production of the Tyree novels.

Just recently, the Company formed a potentially advantageous partnership with InnerGate Entertainment to collaborate on the financing, production and marketing of a slate of high quality, feature films.  InterGate's primary role will be to facilitate the financing required to produce the multiple films the companies intend to produce, while the Company's U.S. production subsidiary, Global Universal Entertainment, is expected to undertake production operations in cooperation with InnerGate, and may incur liabilities in connection with such operations, as well as the issuance of Company securities (e.g., shares of stock or options) as an equity incentive to potential investors.  The Company will bring years of production expertise and extensive industry contacts to the partnership.  InnerGate Entertainment is a privately held company that develops and produces diverse and original entertainment content for theatrical motion pictures and television programming.

Other Business

On October 13, 2010, the Company announced its entry into the business of online distribution and sales of DVD's and Blu-Ray disc's, which operations will be conducted through Global Universal Film Group (GUFG), a wholly-owned subsidiary.  The Company's American Sunset has been offered for sale since September 13, 2010, exclusively on the film's website: www.AmericanSunsetTheMovie.com, operated by GUFG.  Just prior to the end of the third quarter, the Company received its first revenues from online sales. The Company plans to offer Plaster Rock: Terror on the Tobique for sale on the film's website: www.PlasterRockMovie.com, also operated by GUFG.  The Company has entered into agreements with third parties for the duplication and fulfillment of DVD and Blu-Ray disc's, thus establishing the Company's business of online retail sales of DVD and Blu-Ray disc's.

In early November, 2010, Global Universal Film Group, a wholly-owned subsidiary, signed an agreement with Level 4 Stonehenge Development Partners (Level4), that will enable the electronic distribution of American Sunset on Apple's iTunes website, using a State-of-the-Art application technology developed by Level4 called "AppFlikTM".  This new embedded application technology is being featured initially on iTunes due to the huge success of the  iPhone and iPad, which are currently the viewing screens of choice.  However, with the recent introduction and high degree of consumer acceptance of other platforms (i.e. Google TV, Apple’s iTv, Sprint's EVO 4g and DroidX), the potential market for the delivery of film content using the AppFlikTM is accelerating rapidly and could help the Company achieve significant results with its online sales.  American Sunset, featuring the late Corey Haim (www.CoreyHaimRemembered.com), is expected to be available for sale on Apple's iTunes app store before year's end.

The AppFlikTM differs from current streaming resources currently available on the Internet in that it functions as a securely embedded movie and video content that is loaded into a downloadable application with free social networking capabilities, which interact with viewers worldwide, Security against theft is greatly enhanced, there are no streaming or buffering issues, and the delivery is a hi-resolution viewing experience for the consumer.

The Company plans to offer the AppFlikTM application as a "free" download on the iTunes website, with free access to video content associated with American Sunset, such as the film's official trailer, a "Behind the Scenes" video featuring the cast and crew, etc. Once downloaded on the consumer's computer or PDA, the movie can be easily unlocked and instantly viewed, as the consumer's iTunes account is billed. Pending the initial expected success of American Sunset's sales on the iTunes website, management will act quickly to employ this embedded application technology in the distribution of Plaster Rock and The Night, as well as additional films the Company intends to produce or with distribution rights that it may acquire from third party film production companies.

Results of Operations

The following overview provides a summary of key information concerning our financial results for the third quarter of 2010 and 2009.

Total operating expenses were $49,496 and $65,041, for the three month period ended September 30, 2010, and September 30, 2009, respectively.  The decrease of $15,545 in General and Administrative expenses was primarily the result of all executives forgoing their salary payments and accruals.  The remaining difference was due to cost-cutting measures instituted by management, as well as normal fluctuations in operating expenses based on business operations.

Our net loss was $48,450 for the three months ended September 30, 2010, as compared to a net loss of $66,259 for the three months ended September 30, 2009. The loss of $48,450 was the result of no sales of movie scripts for the quarterly period, and marginally off-set by limited start up revenue from online sales of DVDs., as well as a reduction in General and Administration expenses described above.

The following provides a summary of key information concerning our financial results for the nine months ending September 30, 2010 and 2009.

Total operating expenses were $120,443 and $323,451 for the nine-month period ended September 30, 2010, and September 30, 2009, respectively.  The decrease of $203,006 was due to a reduction in General and Administrative expenses.

Our net income was $315,415 for the nine months ended September 30, 2010, as compared to a net loss of $322,234 for the nine months ended September  30, 2009. The increase in the net income of $637,649 is as a result of the sales described in the preceding paragraph above, as well as the cost-cutting measures described therein.

Operation Plan

During the next twelve months we plan to focus our efforts on raising capital to cover our basic operating needs and continue production of lower budgeted films, as well as raising significant capital to develop, finance and produce a slate of several, higher quality, feature films through Global Universal Entertainment, our U.S. subsidiary.

We had minimal cash on hand as of September 30, 2010, and, additional funds will be required to satisfy our working capital requirements for the next twelve months. Our plan of operation entails our continued production of films through our Canadian affiliate, which has produced four, feature films in since November of 2008 and is currently working on two additional films scheduled for production in 2011.

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

We will also consider establishing relationships with selected business partners and film production companies, whose contributions include cash, such as our joint venture company, Global Renaissance Funding (with GREG), and our recently announced partnership and co-production agreement with InnerGate Entertainment, Inc.  Through its relationship with InnerGate, Global Universal is already in discussions with several third party financing sources that have previous experience in providing capital for motion picture production and distribution.  In addition, the InnerGate/Global Universal partnership has two feature films by an award-winning screenwriter, Patrick Nicholas, that are in development.

The Company is also in active discussions with other third party financiers, including lending institutions, private investors, or other sources who are seeking to finance several high quality motion picture projects that will feature well known, recognizable acting talent.  These productions will expand the company into “higher quality” product that will command wider distribution both domestically and in foreign markets. While there can be no assurance that the present negotiations will conclude successfully, management is cautiously optimistic about the negotiations and prospects of outside financing for its intended film projects.  There is no guarantee that we will be able to raise sufficient capital to commence any film production and, if we are unable to obtain financing, our ability to continue with planned operations will be materially hindered.

The Company is also actively discussing a more significant relationship with several foreign sales companies which would represent and sell our library of pictures in overseas markets thereby establishing a reliable stream of  revenue for the company.

The new, “higher quality” pictures into which the Company intends to expand, are expected to add revenue from both the domestic and foreign markets and also from increased exploitation through theatrical release as well as ancillary rights, merchandising, product placement and new media applications.

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

As of September 30, 2010, our cash balance was $12,781.  Our plan for satisfying our cash requirements for basic operations over the next 12 months entails the sale of our securities to private individuals or institutions, or third party financing, and/or traditional bank financing. We intend to make appropriate plans to insure sources of additional capital in the future to fund growth and expansion through additional equity or debt financing or credit facilities. No assurance can be made that such financing would be available, and if available it may take either the form of debt or equity.  In either case, the financing could have a negative impact on our financial condition and our Stockholders.

Despite our recent profits for the nine months ending September 30, 2010, we anticipate that we may incur operating losses over the next twelve months. Our lack of operating history and lack of a significant level of film sales makes predictions of future operating results difficult to ascertain. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies in new and rapidly evolving entertainment and technology markets. Such risks include, but are not limited to, an evolving and unpredictable business model and the management of growth. To address these risks we must, among other things, implement and successfully execute our business and marketing strategy, continue to develop and upgrade technology and products, respond to competitive developments, and continue to attract, retain and motivate qualified personnel. There can be no assurance that we will be successful in addressing such risks, and the failure to do so can have a material adverse effect on our business prospects, financial condition and results of operations.

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

ITEM 4.  CONTROLS AND PROCEDURES (SEE NOTES)

The Company’s management under the supervision and with the participation of the Company’s Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), performed an evaluation of the effectiveness of the design, maintenance and operation of the Company’s disclosure controls and procedures as of September 30, 2010. Based on the evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective.  There has been a significant change in the Company's internal controls with the addition of legal counsel for an outside review of disclosures and disclosure controls.  Their have been no other changes in the Company’s internal controls or in other factors that materially affected, or would reasonably be likely to materially affect the Company’s internal control over financial reporting.

We conducted an evaluation, with the participation of Gary Rasmussen, our current Chief Executive Officer, and Stanley Weiner, our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of September 30, 2010, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, Messrs. Rasmussen and Weiner have concluded that as of September 30, 2010, our disclosure controls and procedures were effective at the reasonable assurance level.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

The Company is not currently a party to any litigation.

Item 1A.  Risk Factors

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

Notwithstanding the results of our two most recent quarterly periods, we have not been profitable since inception and have lost money on both a cash and non-cash basis.  However, for the three months ended September 30, 2010, we produced net loss of $48,450, and net income of $315,415 for the nine months September 30, 2010.  Our accumulated deficit at the end of September 30, 2010, was $11,479,701. Future losses are likely to occur, as we are dependent on spending money to pay for our operations and currently rely on limited sales of intellectual rights to feature films produced by our Canadian affiliate, Global Universal Pictures, for off-setting revenue.  No assurances can be given that we will be successful in maintaining profitable operations as realized in the current and previous quarterly periods.  Accordingly, we may experience liquidity and cash flow problems during the next 12 months.  If such problems are indeed realized, our ability to operate may be severely impacted or alternatively we may be forced to terminate some or all of our operations.

We are subject to a working capital deficit, which means that our current assets on September  30, 2010, were not sufficient to satisfy our current liabilities and, therefore, our ability to continue operations is at risk.

We had a working capital deficit for the nine months ended September 30, 2010, which means that our current liabilities exceeded our current assets on September 30, 2010 by $705,903.  Current assets are assets that are expected to be converted to cash within one year and, therefore, may be used to pay current liabilities as they become due.  Our working capital deficit means that our current assets on September 30, 2010, were not sufficient to satisfy all of our current liabilities on September 30, 2010.  If our ongoing operations do not begin to provide sufficient profitability to offset the working capital deficit, we may have to raise capital or debt to fund the deficit or curtail future operations.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

There were sales of unregistered equity securities during the nine months ending September 30, 2010.

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

On August 9, 2010, the Company issued 100,000 restricted shares of its $0.001 par value common stock at $0.05 to an employee pursuant to the terms of an employment agreement.

On October 12, 2010 the Company issued 10,000 free trading and 10,000 restricted shares of its $0.001 par value common stock at $0.10 to a individual as compensation for services to be performed.

Each of the forgoing transactions is believed to be exempt from the registration provisions of the Securities Act of 1933, as amended, by virtue of Section 4(2) thereof. No commissions were paid in connection with these private issuances or sales.

Item 3.   Defaults Upon Senior Securities

None.

Item 4.    (Removed and Reserved)

Item 5.    Other Information

On October 29, 2010, the Company’s Board of Directors elected to exercise its option to terminate the employment agreement between its wholly-owned subsidiary, Global Universal Entertainment (“GUE”) and Jeffrey Bowler.  Mr. Bowler was serving as a Consultant to the Company for a period of ninety days until November 1, 2010, when his contract would have been modified to elect him as an executive officer of GUE.  According to the terms of his agreement, Mr. Bowler is not entitled to any severance pay of further compensation.

Item 6.    Exhibits

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

10.13	Investment Agreement with Imperial Capital Holdings, dated January 16, 2006 (Incorporated by reference to the exhibits to Form 8-K filed on February 1, 2006)
10.14	Registration Rights Agreement with Imperial Capital Holdings, dated January 19, 2006 (Incorporated by reference to the exhibits to Form 8-K filed on February 1, 2006)
10.15	Placement Agent Agreement with Brewer Financial Services, LLC., dated January 16, 2006 (Incorporated by reference to the exhibits to Form 8-K filed on February 1, 2006)
10.16	2006 Non-Qualified Stock Compensation Plan (Incorporated by reference to the exhibits to Form S-8 filed on February 28, 2006)
10.19	Share Exchange Agreement with Easy Money Express, Inc., dated March 31, 2006
10.20	Service Agreement between Easy Money Express and M2 Internet, dated June 16, 2006 (1)
10.21	Restated Investment Agreement between the Registrant and Imperial Capital Holdings, dated July 28, 2006 (2)
10.22	Restated Registration Rights Agreement between the Registrant and Imperial Capital Holdings, dated July 28, 2006 (2)
10.23	Restated Placement Agent Agreement between the Registrant and Brewer Financial Services, dated July 28, 2006 (2)
10.24	Letter of Intent between the Registrant and CardMart Plus, dated November 17, 2006 (3)
10.25	Termination of Letter of Intent with CardMart Plus, dated February 20, 2007 (4)
10.26	Letter Agreement to Acquire Shares between the Registrant and Rochester Capital Partners, dated March 5, 2007 (6)
10.27	Acquisition of Hands Free Entertainment (Incorporated by reference to exhibits to Form 8-K, filed on January 4, 2008)
10.28	Disposition of LitFunding USA (Incorporated by reference to exhibits to Form 8-K, filed on April 8, 2008)
10.29	Recession Agreement With Hands Free Entertainment (Incorporated by reference to exhibits to Form 8-K, filed on April 10, 2008)
10.30	Exclusive License Agreement with Global Universal Pictures (Incorporated by reference to exhibits to Form 8-K, filed on December 11, 2008)
10.31	Music Rights Agreement with B & J Pictures (Incorporated by reference to exhibits to Form 8-K, filed on December 11, 2008)
10.32	Guarantee and Amended Exclusive License Agreement with Global Universal Pictures (Incorporated by reference to exhibits to Form 8-K, filed on December 11, 2008)
10.33	Joint Venture Agreement with Global Renaissance Entertainment Group (Incorporated by reference to Exhibit 10.1 to Form 8-K, filed on November 19, 2009)
10.34	Exclusive License Agreement with Global Universal Pictures for Plaster Rock, dated January 4, 2010
10.35	Executive Employment Agreement dated February 15, 2010

10.36	Exclusive License Agreement with Global Universal Pictures for The Night, dated March 19, 2010
10.37	Exclusive License Agreement with Global Universal Pictures for American Sunset, dated April 13, 2009
10.38	Representation Agreement with American Sunset Pictures for Sales of American Sunset, dated April 21, 2010, and Restated Investment Undertaking dated April 21, 2010
10.39	Amended Exclusive License Agreement with Global Universal Pictures for American Sunset, dated May 28, 2010
10.40	Co-Production and Screenplay Purchase Agreement between the Company and MPH Productions, dated June 10, 2010
10.41	Share Exchange Agreement between the Company and Global Renaissance Entertainment Group, dated July 1, 2010
10.42	Executive Employment Agreement dated August 9, 2010
20	Letter to Shareholders dated March 11, 2003 (Incorporated by reference to the exhibits to Form 8-K filed on March 11, 2003)
21	List of Subsidiaries : California LitFunding, E. Evolution Expeditions and LitFunding USA (Incorporated by reference to the exhibits to Form 10-KSB filed on March 21, 2005)
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
* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned.

GLOBAL ENTERTAINMENT HOLDINGS, INC. (Registrant)

November 22, 2010	By:	/s/ Gary Rasmussen
Gary Rasmussen
Chief Executive Officer