Form 10-K/A
period 2009-12-31
Global Entertainment Holdings, Inc.
filed 2011-04-15
CIK 1142488

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-K/A

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

GLOBAL ENTERTAINMENT HOLDINGS, INC.
For the Fiscal Year Ended
December 31, 2009

Index to Report
Form 10-K

EXPLANATORY NOTE

Global Entertainment Holdings Inc. (the "Company") is hereby amending its filed Form 10-K for the year ended December 31, 2009 to comply with a notice received from the Securities and Exchange Commission ("SEC") advising us that our annual report must be re-audited because the Public Company Accounting Oversight Board (“PCAOB”) revoked the registration of our former independent auditing firm, Larry O’Donnell, CPA. P.C. Because O'Donnell is no longer registered with the PCAOB, the Company may not include O'Donnell's audit reports or consents in filings with the SEC.  Our 2009 annual report was originally prepared by O'Donnell and is required to be included with our 2010 annual report on Form 10-K.  Therefore, we engaged our current independent auditor, Malcolm L. Pollard, Inc. (“Pollard”), to re-audit the Company’s financial statements for the 2009 fiscal year.  That audit report is contained herein together with the consent of Pollard.

As reported by the Company on Form 8-K on November 10, 2010, the Company received notice from Larry O’Donnell, CPA. P.C. ("O'Donnell") on October 26, 2010, that he had resigned as our independent auditor. O'Donnell cited as the reason for his resignation that he had determined to reduce his firm's workload in public company audit work and focus more on tax reporting. O’Donnell’s reports on our financial statements as of and for the fiscal years ended December 31, 2009 and 2008 did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles, except that its report for the fiscal years ended December 31, 2009 and 2008 contained a going concern qualification noting the Company’s ability to continue as a going concern. Concurrent with the resignation of O’Donnell as our independent auditor, our board of directors elected to engage Pollard as our independent registered public accounting firm to review its Form 10-Q for the quarter ended September 30, 2010 and to audit the Company's financial statements for the fiscal year ended December 31, 2010.

However, O'Donnell's letter of resignation was misleading, as the Company subsequently received notice from the SEC that the PCAOB revoked the registration of O'Donnell, effective December 14, 2010, and that our 2009 financial statements should be re-audited.

Additionally, on January 10, 2011, the Company received a comment letter from the SEC (originally dated November 22, 2010) requiring our response to 15 comments pertaining to our 2009 annual report on Form 10-K, as well as our quarterly report on Form 10-Q for the period ending June 30, 2010.  Accordingly, this annual report and related financial statements for the fiscal year 2009, have been amended to incorporate changes in response to the SEC's comment letter.

This amended Form 10-K for the year ended should be read in conjunction with the Company’s other filings made with the SEC subsequent to the filing of our original report on Form 10-K for the 2009 fiscal year.

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

Since our inception we have not been profitable and have lost money on both a cash and non-cash basis.  For the year ended December 31, 2009, we incurred net losses of $183,076.  Our accumulated deficit at the end of December 31, 2009, was $12,114,518.  Future losses, before extraordinary gain, are likely to occur, as we are dependent on spending money to pay for our operations. No assurances can be given that we will be successful in reaching or maintaining profitable operations.  Accordingly, we may experience liquidity and cash flow problems.  If our losses continue, our ability to operate may be severely impacted or alternatively we may be forced to terminate our operations.

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

Item 1B. Unresolved Staff Comments

On January 10, 2011, the Company received a comment letter from the SEC (originally dated November 22, 2010) requiring our response to 15 comments pertaining to our 2009 annual report on Form 10-K, as well as our quarterly report on Form 10-Q for the period ending June 30, 2010.  Accordingly, this annual report and related financial statements for the fiscal year 2009, has been amended to incorporate changes in response to the SEC's comment letter.

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

Item 6.   Selected Financial Data

For the years ended December 31, 2009 and December 31, 2008, the Company incurred net losses, of $ 183,076 and $ 207,627, respectively.  The Company accumulated deficit at the end of December 31, 2009, was $ 12,114,518.

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

Operating expenses:
	Year Ended December 31st		Increase (Decrease)
	2009	2008	Amount	Percentage
General and administrative expenses	154,228	154,684	$(456)	(.003)%

Financing expense	17,000	60,721	(43,721)	(72.0)%
Depreciation and amortization	8,279	6,463	(1,816)	(28.0)%
				-

Total operating expenses	179,507	$211,573	$(32,066)	(15.1)%

Total operating expenses for the year ended December 31, 2009 decreased by $32,066 from the year ended December 31, 2008, because of the cost cutting procedures that management has implemented.

Other income (expense):
	Year Ended December 31st		Increase (Decrease)
	2009	2008	Amount	Percentage
Other income	$16,439	$3,699	$12,740	344%
Interest (expense)	(20,008)	(14,459)	5,549	38.3%
	-			-
				-

Total other income (expense)	(3,569)	(10,760)	(7,191)	(66.8)%

Our interest expense was $5,549 higher in 2009, than in 2008, because we issued short-term notes to provide working capital.
 Net (loss):

	Year Ended December 31st		Increase (Decrease)
	2009	2008
Net (loss)	$(183,076)	(181,377)	$1,699	$.01%

Our net loss was approximately 0.01% higher in the year ended December 31, 2009, as compared to the year ended December 31, 2008, because our G & A expenses remained flat and we had no revenue generation.  A substantial portion of our accrued payroll expense was reduced as a result of our CEO agreeing to waive any accrual of his yearly salary.

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

Current Working Capital

We are subject to a working capital deficit, which means that our current assets on December 31, 2009, were not sufficient to satisfy our current liabilities and, therefore, our ability to continue operations is at risk.  We had a working capital deficit for the year ended December 31, 2009, which means that our current liabilities exceeded current assets on December 31, 2009, by $621,874.  Current assets are assets that are expected to be converted to cash within one year and, therefore, may be used to pay current liabilities as they become due.  Our working capital deficit means that our current assets on December 31, 2009, were not sufficient to satisfy all of our current liabilities on December 31, 2009.  If our ongoing operations do not begin to provide sufficient profitability to offset the working capital deficit, we may have to raise capital or debt to fund the deficit or curtail future operations.

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

Item 8.  Financial Statements and Supplementary Data

MALCOLM L. POLLARD, Inc.
4845 W. LAKE ROAD, # 119
ERIE, PA 16505

(814)838-8258                                FAX (814838-8452

Report of Independent Registered Public Accounting Firm

Board of Directors
Global Entertainment Holdings, Inc.

Las Vegas, Nevada

We have audited the accompanying balance sheets Of Global Entertainment Holdings, Inc. as of December 31, 2010,  and December 31, 2009 and the related statements of operations, changes in stockholders’ deficiency, and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conduct our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

The Company has not generated significant revenues or profits to date. This factor, among others, raises substantial doubt about its ability to continue as a going concern.  The Company’s continuation as a going concern depends upon its ability to generate sufficient cash flow to conduct its operations and its ability to obtain additional sources of capital and financing.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 31, 2010 and December 31, 2009  and  the results of its operations, changes in stockholders’ deficiency,  and its cash flows for year then ended, in conformity with U.S. generally accepted accounting standards.

Malcolm Pollard

Malcolm L. Pollard, Inc.
Erie, Pennsylvania
April 14, 2011

Global Entertainment Holdings Inc.
Consolidated Balance Sheet
December 31,
2009
Assets

Current assets:
Cash and cash equivalents	$10,913
Accounts Receivable	10,000
Note receivable	87,450
Accrued Interest Income	14,918

Total current assets	123,281

Fixed assets, net	12,425
Total fixed assets	12,425

Other assets
Book Rights	1,864
TV Game/Reality Show	5,966
Film Rights	189,175
Movies	33,850
Website Software: Less Amortization	2,000
Other Assets	17,695
Producer Investment	150,000

Total other assets	400,550
Total assets	$536,256

Liabilities and Stockholders' Equity

Current Liabilities
Accounts payable	$97,180
Accrued expenses	206,707
Deferred Revenue	150,000
Notes payable	251,268
Debentures	40,000

Total current liabilities	745,155

Stockholders' Equity:

Series B Convertible preferred Stock, par value $0.001, 4.000,000 shares authorized, 3,990,314 shares issued and outstanding	3,990

Series C Convertible preferred stock , par value $0.001, 6,500,000 shares authorized, 6,500,000 shares issued and outstanding	6,500

Common stock, $0.001 par value, 230,000,000 shares authorized,
22,567,844, and 11,812,844 shares issued and
outstanding at December 31, 2009 and 2008, respectively	105,582
Shares authorized & unissued
Subscription Payable	10,000

Additional paid-in capital	11,180,765
Additional paid-in capital Preferred B	271,425

Accumulated (deficit)	(12,114,518)
(208,899)

$536,256

Global Entertainment Holdings, Inc.
Consolidated Statement of Operations

	2009		2008

Net Revenue	$		$25,000

Expenses:
General and administrative expenses		154,228	154,684

Financing expense		17,000	60,721
Depreciation & Amortization		8,279	6,463

Total operating expenses		179,507	211,573

Net operating (loss)		(179,507)	(196,867)

Other income (expenses):
Other income		16,439	3,699
Interest expense		(20,008)	(14,459)
Rental Income

Total other income (expenses)		(3,569)	(10,760)

Loss before reorganization items		(183,076)	(207,627)

Gain on debt restructure			26,250

Income (Loss) before Income taxes		(183,076)	(181,377)

Net Income (loss)		$(183,076)	$(181,377)
Basic Earnings (loss) per share:		(0.01)	(0.02)
Before Gain on Debt restructure item			(0.02)
Gain on Debt restructure			0.002
Total		(0.01)	(0.02)

Weighted average number of common shares outstanding:
Basic		19,916,351	10,954,988

 Statements of Changes in Stockholders' Equity

	Common Stock		Preferred Stock		Preferred Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Amount	Paid in Capital	Paid in Capital	Subscription Payable	Shares Authorized Unissued	Accumulated (Deficit)	Total Stockholders Equity
Balance, December 31,2007	9,258,511	92,584			3,990,314	3,990	500,000	500	3,990	10,745,821	271,425	-171,000	(11,858,700)	(11,858,700)	(898,381)
Shares issued for Warrants	100,000	100													100
Shares issued in settlement of debt	1,534,333	1,534								328,965					330500
Shares issued for services	400,000	400								31,600					32,000
Shares issued for financing	120,000	120								9,480					9,600
Value of warrants issued										42,800					42,800
Shares issued for cash	400,000	400								34,600					35,000
Shares Issued C Preferred			6,500,000	6,500
Net Loss for the year December 31, 2008														(181,377)	(181,377)
Balance, December 31, 2008	11,812,844	94,282			3,990,314	3990	500,000	500		11,339,215	271,425	0		(12,040,077)	(109,618)
Shares authorized & unissued adjustment										(200,000)
Shares issued in settlement of contract	10,000,000	10,000													10,000
Value of warrants issued										6,000					6,000
Shares issued for services	30,000	30								1,470					1,470
Shares issued for financing
Shares authorized & unissued	100,000									10,000					10,000
Shares issued for cash	725,000	725								31,280					32,005
Net Loss for the year ended December 31,2009														(175,386)	(183,076)
Balance, December 31, 2009	22,667,844	105,037	6,500,000	6,500	3,990,314	3,990	500,000	500		11,180,765	271,425			(12,114,518)	(183,076)

Global Entertainment Holdings Inc.
Consolidated Statements of Cash Flow

	For the years ending December 31,
	2009		2008
Cash flows from operating activities
Net income (loss)		$(183,076)	$(181,377)
Adjustments to reconcile net income to net cash
provided by (used in operating activities)
Extraordinary gain on settlement with IEP creditors
Gain on forgiveness of capital lease obligation
Gain on Discount of pre-petition debt
Depreciation and amortization		8,279	6,463
Reserve for unsuccessful resolution of lawsuits			226,663
Reserve for Doubtful Receivables			159,838
Loss on disposal of asset
Share-based compensation		1,500	765,616
Common stock issued in settlements			360,966
Share-based interest payments
Shares cancelled			4,176
Gain on participation obligation			940

Debt discount amortization
Changes in assets and liabilities:
Trade and other accounts receivable		(10,000)	222,279
Other assets		(5,500)	(139,030)
Contingent advances
Accounts payable and accrued expenses		55,243	9,581

Trade and other claims subject to compromise
Note receivable		72,550	(160,000)
Deferred revenue			(150,000)
Net cash (used in) operating activities			(272,559)

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

Note 1 Summary of Accounting Policies

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

Revenue recognition

Film revenue from licensing agreements is recognized when the license period begins and the licensee and the Company become contractually obligated under a non-cancellable agreement. All revenue recognition for license agreements is in compliance with the AICPA's Statement of Position 00-2, Accounting by Producers or Distributors of Films.  To date, Global Universal has not realized any revenue from the sale of films. However, it has received revenue from the licensing of story/screenplay rights.

We recognize revenue when all of the following conditions are met:

•	Persuasive evidence of an arrangement exists;
•
The products or services have been delivered; for feature film content products (DVDs, Blue-ray Discs, etc.) released or sold by our Global Universal Film Group subsidiary, we believe this condition is met when the film product is complete and, in accordance with the terms of our contractual arrangement, has been delivered or is available for immediate and unconditional sales and/or delivery;

•	The license or sales period has begun;
•	Collection of the arrangement fee or selling commission is fixed or determinable and reasonably assured.

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

Tax Credits

The grant for $20 million in pre-authorized tax credits from the Louisiana Department of Economic Development can be applied towards 30% (formerly 25%) of the total production costs, plus 5% (formerly 10%) of any Louisiana labor expense and an additional 5% for costs incurred in selected territories (e.g., the City of New Orleans), of the budgets of the seven films that Global Universal intended to produce with the financing from PGH.  PGH failed to provide the financing. At the end of production of each film, an audit must be conducted to ascertain the exact amount spent on the film within the State of Louisiana. The State will then issue an appropriate final tax credit for amounts spent on production of films.

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

The following table represents the effect on net (loss) and (loss) per share if the Company had applied the fair value based method and recognition provisions of SFAS No. 123:

	2009	2008
Net (loss), as reported	$(183,076)	$181,377)
Add: Employee stock-based compensation Expense, as reported
Deduct: Total stock-based employee compensation expense determined under fair value method
Pro forma net (loss)	$(183,076)	$(181,377)
Net (loss) per common share
Basic (loss) per share, as reported	$(0.01)	$(0.02)
Basic per share, pro forma	$(0.01)	$(0.02)

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

The Company’s primary liabilities are summarized in the following paragraphs:

Current Liabilities are recorded in the Balance Sheet as follows:

Accounts Payable totaling $97,180. These are obligations that are uncured during the normal course of the operating cycle.

Accrued Expenses totaling $206,707 are obligations that have been uncured during the operating cycle but may not be immediately payable. The categories of this line item are:  general accrued expenses $11,339, accrued interest $38,972 and accrued payroll $156,394.

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

As a condition to the license, GUP agreed to credit the Company as the source of the original concept for the Film. Subject to financing of the Film, GUP agreed to pay the Company an all inclusive one-time fee of (i) U.S. $150,000, evidenced by a Promissory Note due March 31, 2009 (the "Fee"), and (ii) revenue representing 50% of GUP's "Net Receipts" from the sale of the Film rights in the worldwide marketplace.

The $150,000 fee has been recorded as Deferred Revenue in the Current Liabilities and will be amortized as a percentage of the net receipts from the sale of the film rights.

Notes Payable are the current portion of the obligations due in the future year. The total Notes Payable are recorded in the balance sheet line item as $251,269. Each note payable is listed in Note 9 –Debt.

Debenture notes totaling $40,000 are recorded in Current Liabilities as they are in default as of June 1, 2008 and are currently due. Two debentures were issued in 2002 for $10,000 each and two debentures were issued 2003 for $10,000 each. The Company has not made the semi annual interest payments in the years 2009, 2008 and 2007. The accrued interest is $13,500 as of December 31, 2009.

Note 2 – Note Receivable
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

Note 3 – Income taxes

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

The differences between the statutory and effective tax rates are as follows for the year ended December 31, 2009:

	December 31,
	2008		2008
Federal statutory rates	$(183,076)	(34%)	$(181,377)	34%
State income taxes	0		0
Valuation allowance for operating loss carry forwards	(183,076)	34%	(181,377)	34%
Permanent difference for discharge of debt	0	0%	0	0%
Other	0	0%	0	0%
Effective rate	$0	0%	$-0-	0%

Note 4- Debentures

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

Note 5 - Debt

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

NOTE 6 - Going Concern

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

On March 31, 2008, the Company authorized 500,000 shares of its $0.001 par value restricted common stock for the conversion of a note in the amount of $50,000 held by Green Realty Corp. relating to LFC 101. The conversion share price was $0.10. These shares were issued April 25, 2008.

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

Common Stock Issued in 2009

The following common stock was issued during the twelve months ending December 31, 2009.

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

Note 8 – Commitments and Contingencies

Contingencies & Litigation

The Company's former subsidiary, LitFunding USA, Inc., is a defendant in several matters in litigation, which were related to its former business and which were incurred in the normal course of business, including litigation for refunds of funds invested and collection matters. The Company believes these suits are without merit, and the responsibility for which has been assumed by the Purchaser of the former business unit of LitFunding USA.

In connection with the business unit of LitFunding USA, which was sold by the Company on March 28, 2008, the Company obtained various judgments in Courts situated in the State of Nevada for the return of deposits made to attorneys practicing in various other states.  In turn, a judgment was entered against the Company in Clark County, Nevada District Court for attorneys’ fees, in the amount of $30,000, incurred in connection with the obtaining of these judgments.  The Company believes that these judgments are uncollectible and that all such judgments and other receivables, as well as related liabilities, were assumed by the Purchaser in March, 2008.

Note 9- Net Income (Loss) Per Share

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

	2009			2008
	Income (Loss)	Shares	Per Share	Income (Loss)	Shares	Per Share
Net income (loss) before extraordinary item	$(183,076)			$(207,627)
Extraordinary item				26,250
Total	$(183,076)			(181,377)

Preferred dividends	0			0
Income (loss) available to common shares holders	$(183,076)			$(181,377)

Basic earnings (loss) Per Share:
Before extraordinary item	$(183,076)	19,916,351	$(0.008)	$(207,627)	10,954,988	$(0.2)
Extraordinary item		19,916,351	$0.00	26,250	10,954,988	$0.00

Total	$(183,076)	19,916,351	$(0.008)	$(181,377)	10,954,988	$(0.02)

Note 10– Related Party

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

	Year ended December, 2009	Weighted Average Exercise Price	Year ended December, 2008	Weighted Average Exercise Price

Options/Warrants outstanding at beginning of Period	481,675	$4.20	481,675	$4.20
Granted	50,000	$0.02	445,459	$0.36
Exercised		$.001	100,000	$.001
Amended	300,000	$0.38	300,000	0.32
Terminated/Expired	1,000	$4.00	(444,250)	2.63
Options /warrants outstanding at end of period	530,675	$1.65	481,675	$1.65
Options/warrants exercisable at end of period	530,675	$1.65	481,675	$1.65

Price per share of options outstanding	$0.10-$70.00		$0.10-70.00

Weighted average remaining contractual lives	1.54 years		1.69 years

Weighted average fair value of options granted during the period	$0.02		$0.8

Note 11 - Subsequent Events

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

GLOBAL ENTERTAINMENT HOLDINGS, INC.

Date: April 14, 2011	By:	/s/ Gary Rasmussen
Name Gary Rasmussen
Title CEO

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Global Entertainment Holdings, Inc.

Date: April 14, 2011	By:	/s/ Gary Rasmussen
Name Gary Rasmussen
Title CEO & Chairman

Global Entertainment Holdings, Inc.

Date: April 14, 2011	By:	/s/ Stanley Weiner
Name Stanley Weiner
Title Chief Financial Officer

Global Entertainment Holdings, Inc.

Date: April 14, 2011	By:	/s/ Virginia Perfili
Name Virginia Perfili
Title Director