Form 10-K
period 2010-12-31
Global Entertainment Holdings, Inc.
filed 2011-04-15
CIK 1142488

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010

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
Common Stock, $0.001 par value
(Title if Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes ☐ No ☐

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates (6,917,656 shares) computed by reference to the closing price as of March 31, 2011, was approximately $519,000, based on a share value of $ 0.075.

The number of shares of Common Stock, $0.001 par value, outstanding on March 31, 2011, was 23,817,844.

GLOBAL ENTERTAINMENT HOLDINGS, INC.
For the Fiscal Year Ended
December 31, 2010

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

The 2010 information as well as the comparative 2009 information within this 10K is a summary of pertinent activity occurring over the previous year.  Detailed information concerning these activities as well as historical data reference the Company is available from past 10K’s, 10Q’s and 8K’s.  Such information is available and can be accessed as noted in the immediately above paragraph.

Throughout this Annual Report references to “we”, “our”, “us”, “Global Entertainment”, “the Company”, and similar terms refer to Global Entertainment Holdings, Inc. Corp.

PART I

Item 1.          Business

Our Primary Business

Global Entertainment Holdings, through its wholly owned subsidiary companies of Global Universal Entertainment (“GUE”) and Global Universal Film Group (“GUFG”), as well as its 30% owned, Canadian affiliate, Global Universal Pictures (“GUP”), is in the business of producing and marketing low-budget, genre films with recognizable, name talent.  The Company’s management believes investment risk can be significantly reduced by utilizing Canadian, U.S. and other major countries Governmental and Territorial tax incentives to cover up to 40%, or more, of each film’s budget. Additional coverage of approximately 25%, or more, of a film’s budget can be derived from distributor financing, or pre-selling either foreign or U.S. rights to a film.  The balance of each film’s budgeted cost is obtained from private investment of debt, equity or “gap” financing, or a combination of such items.  Recently President Obama re-enacted Section 181 of the U.S. Tax Code, which gives wealthy tax payers a 100% write off on their investment in U.S. produced films.   This can help GUE because its method of financing film production entails utilization of state tax incentives, pre-sales from distributors and a benefit of up to 34%, or more, from the Section 181 benefit. This coulnd finance the entire film budget.  Management intends to retain revenues generated from a significant ongoing, equity percentage of each film to provide cash flow for operating expenses and to maximize long-term growth for the Company and its shareholders.

OVERVIEW
We are committed to the development and production of commercially saleable feature-length motion pictures having budgets of up to $5 million, but which have enduring value in all media.  We anticipate not only producing motion pictures, but also acquiring the film asset to build a library and capitalizing on other marketing opportunities associated with the motion picture.

We currently do not have sufficient capital to independently finance our own productions.  We rely on outside sources of financing, coupled with tax incentives and distributor involvement for all of our film production activities.  We plan to use most of our available resources to develop our “in-house” library of scripts and to conduct pre-production and marketing activities designed to attract sources of film financing.

At present, we rely on our management’s access to and extensive relationships with, creative talent, including writers, actors and directors, as well as distributors and other movie industry contacts to assist in developing our film projects.

We employ a flexible strategy in developing, financing and producing our motion picture and film properties.  We combine our own capital and financial resources with tax incentives and distributor advances to develop a project to the point where it is ready to go into production.  We have been able to secure recognizable talent based on the attractiveness of the screenplay, but we may also offer, as an added incentive, grants of our stock or options to acquire our stock. The financing may come from a variety of sources, including federal and provincial governments in the form of tax incentives, financial institutions for production loans, lenders with profit participation, advances or pre-sales from distribution companies, accredited investors or a combination of these outside sources.

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

Feature Film Production

Essential to our success has been the production of high quality films having budgets of $5 million or less that have the potential to be profitable.  We will not engage in the production of X-rated material.  We plan to make motion pictures that management believes will appeal to the tastes of the vast majority of the movie-going public.

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

In addition, the Company expects to earn additional revenues because it is the sales agent for the past four films which GUP produced.  “Blue Seduction” and “American Sunset” are owed money from a Canadian sale in 2010, plus foreign revenues, which GUE receives a sales commission for making each sale.  “Plaster Rock” has a pending contract for syndicated television upon which the Company will earn a sales commission, plus the revenues to be earned for “The Night.”

In addition, the Company will this year offer sales on it’s golden vintage films that were produced by Global Universal Film Group years ago prior to its acquisition by the Company.  In addition to the sales on the website, GBHL will be collecting a sales commission on those vintage films, as it offers them to syndicated television this year.

The Company, is reaching out to third parties, to assist in sales of their independently produced films to collect a sales agency or distribution fee.  This could be beneficial as most producers are not knowledgeable regarding film sales, but the global team has the expertise and connections to do so.

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

Other Films Planned

The Company has recently optioned the book Mr. Pink by Chas Allen written about the true story of four  students who planned and carried out the heist of millions of dollars worth of extraordinarily rare books from a research library in Kentucky. They were eventually caught through a misstep and are all presently serving time in a State penitentiary.

The story and screenplay, adapted by Jackie Giroux, features college aged protagonists whose daring, albeit illegal, exploits may be found to be exciting to movie-going audiences. The Company has begun preliminary conversations with two major studios/distributors who have expressed an interest in the project.  Since these conversations are in a preliminary stage it is not possible to gauge their outcome at this time.

In addition, the Company has received permission from the screenwriter of an original screenplay, Harts Location, the production of which is to star Bruce Dern, Laura Dern, and Diane Ladd, to produce a motion picture based on the screenplay.  A budget has been prepared that projects the production could be made for $4 million, if shot in New Mexico, where such other state where a tax incentive program would rebate the production at least $1 million in cash as a result of the production taking place within the State.  The Company is presently seeking production capital to finance the production of the picture.

The Final Reel, created by Jeffrey Reddick who also created Final Destination series of films, which has produced over $450 Million in gross revenues from the sequels plus merchandising, is of special interest to the Company, because it could be the first film to offer merchandising rights from games.  Two foreign distributors have offered to assist in the financing of this film, as casting is underway to bring in a name such as Christopher Walken to star.  Adriene Barbeau and Saffron Burrows have already expressed interest to co-star in two of the female roles.

Gillian And Giles, a Canadian film, which the Company assisted in preparing the financing plan and generated a strong interest from female star Catherine Deneuve to play the female lead.  In addition, the Company is planning to distribute the picture, once funding is completed and the film is finished.

The Company has several other films in the planning stage that it intends to produce as “Co-Production” films, either in combination with a distribution company or in partnership with an investor or another production company.  These films will be produced with government incentives from Canada and one or more additional production company partners.  (See “Significant Events Related to Film Financing” below.)  GUE plans to continue its market driven slate of films by developing and financing the following projects:

Western Wind, a thriller with supernatural elements set in the Old West:

Seeing Things, a thriller based upon the true events from one of America’s most famous haunted houses.

In October 2009, the Company formed a partnership with Arthur Wylie to co-produce films, initially focusing on “Flyy Girl” and “Leslie”, two films  based upon the novels by bestselling author Omar Tyree.  The screenplay rights to these films are owned by our JV partner, Arthur Wylie’s Global Renaissance Entertainment Group.

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

Global Universal’s per film budget is expected to range between a low of roughly $3 to $5 million (if no advertising and delivery items are included) and up to approximately $7 to $10 million, with approximately 35% to 50% of each budget underwritten by the respective country’s investment incentives (e.g., U.S. State incentives, Canada, U.K, France, Germany, Ireland, etc.).  All financing fees, marketing and advertising costs, completion bond fees and a contingency reserve will be included in the average film budget.

On a “straight to video” release, the Company estimates that the net bottom-line from worldwide television will range from an estimated low of $500,000 to as much as $3 million. The Company’s investment in each film is structured to provide strong downside risk protection while simultaneously offering an uncapped upside potential, either thru video releases that over perform or through theatrically released titles.

Recent examples of pictures which were produced utilizing these types of government incentives include CABIN FEVER, HOSTEL, SAW, OPEN WATER, WRONG TURN, and SWIMFAN. (Lions Gate released the first 4 films; Twentieth Century Fox released the last 2 films).

GLOBAL UNIVERSAL ENTERTAINMENT, INC.

The Company plans to concentrate more of its production activity in the U.S. through this subsidiary due in part to significant financing advantages brought about by the re-signing of the IRS tax code, Section 181, which provides for the write-off of 100% of the investment in such ventures as motion pictures.

FINANCING STRATEGY

The Company is currently discussion with a number of distribution companies and is exploring a strategic alliance with a strong financial partner to provide a credit facility of an amount to be determined. It is intended that such a financial partner will release funds on an “as needed” basis to produce a planned slate of six or more films, with distribution for each film in place, in advance, by the selected distribution company.  No assurance can be made that the Company will be successful in its endeavors to consummate an agreement with any distribution company, or to secure a credit facility to support production of the Company’s planned films.

SIGNIFICANT EVENTS RELATED TO FILM FINANCING

In October of 2009, the Company and Arthur Wylie Enterprises, Inc. (AWE) announced the formation of Global Renaissance Funding, LLC. (“GRF”), a joint venture entity organized by the Company for the purpose of financing the production of a slate of feature-length films developed by the Company and Global Renaissance Entertainment Group, Inc. (“GREG”). GRF is 51% owned by the Company and 49% owned by GREG. GREG was recently formed by Arthur Wylie and Omar Tyree, the New York Times bestselling author, and holds the film rights for a significant number of Mr. Tyree’s novels, such as Leslie, Flyy Girl, etc.

Mr. Wylie and Mr. Tyree have structured an exclusive opportunity to adapt his popular novels into motion pictures.  Leslie, a supernatural thriller set in New Orleans, is the first of Mr. Tyree’s novels that will be financed by GRF and produced by GREG and one of the Company’s subsidiaries as a co-production.  The Company is hopeful that GRF will raise sufficient capital to finance the production of up to five feature films through a proposed offering.

The Company is planning to develop similar strategies with other companies or joint venture arrangements in the financing and production of its films.  Other co-productions being explored may include:

Gillian And Giles.  A film which would be produced in Canada with the assistance of the Canadian tax credits plus Telefilm.  GBHL would contribute the casting of viable star names for sales, plus the distribution of sales.

The Final Reel.  A film which would be produced in the United States with State Tax credits and hopefully with a partnership by wealthy investors who wish to take advantage of the new 181 IRS tax code relief, plus a couple of pre sales to finalize the funding, through GBHL’s contacts in distribution.

Mr. Pink.  A film which would be produced (from the book of the same title) in the United States with State Tax credits and hopefully with a partnership by wealthy investors who wish to take advantage of the recently re-enacted IRC Section 181 benefits, plus a couple of pre sales to finalize the funding, through GBHL’s contacts in distribution.

Hart's Location.  A which would be produced in the United States with State Tax credits and hopefully with a partnership by wealthy investors who wish to take advantage of the recently re-enacted IRC Section 181 IRS benefit, plus a couple of pre sales to finalize the funding, through GBHL’s contacts in distribution.

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

The Company owns the rights “in house” to TWELVE screenplays, which it intends to produce as films. Therefore, the Company is able to by-pass the script optioning process for these films, avoiding rights and development fees which can be a financial burden to the Company.  The option and the development of screenplays can be a costly and time-consuming process.  Such proprietary ownership significantly reduces development costs and the time necessary to move from development to production.

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

Item 1A.      Risk Factors That May Affect Our Results of Operation

We have a limited operating history and have experienced losses from inception until very recently.

We have generated a profit for the year end December 31, 2010

We have a limited operating history having commenced operations as Global Entertainment Holdings in December, 2007. Our former operating business, LitFunding Corp. began its business in the year 2000. Since that date, we have incurred losses in every quarter since inception except for the recent year ending December 31,2010, and the extraordinary gain realized by LitFunding in December of 2004. We  remain subject to the risks and uncertainties usually encountered by early stage companies. Our focus on Motion Picture production adds additional risks to our business activities.

We will require additional funds to achieve our current business strategy of producing films and our inability to obtain additional financing could cause us to cease our business operations.

We will need to raise additional funds through public or private debt or sale of equity to achieve our current business strategy with respect to the production of feature-length films. Such financing may not be available when needed. Even if such financing is available, it may be on terms that are materially adverse to our shareholders’ interests with respect to dilution of book value, dividend preferences, liquidation preferences, or other terms. Our capital requirements to implement our business strategy will be significant.  However, at this time, we can not determine the amount of additional funding necessary to implement such plan. We intend to assess such amount at the time we will implement our business plan. Furthermore, we intend to effect future acquisitions with cash and the issuance of debt and equity securities. The cost of anticipated acquisitions may require us to seek additional financing. We anticipate requiring additional funds in order to fully implement our business plan to significantly expand our operations. We may not be able to obtain financing if and when it is needed on terms we deem acceptable. Our inability to obtain financing would have a material negative effect on our ability to implement our acquisition strategy, and as a result, could require us to diminish or suspend our acquisition strategy.

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

We have historically had losses from operations and such losses may continue in the future, which may force us to curtail operations.

Since our inception we have not been profitable, except for the small profit recorded for the year ended December 31 2010 and have lost money on both a cash and non-cash basis.  For the year ended December 31, 2010, we generated a net profit of $284,243. Our accumulated deficit at the end of December 31, 2010, was $11,466,413.  Future losses are likely to occur, as we are dependent on spending money to pay for our operations. No assurances can be given that we will be successful in reaching or maintaining profitable operations.  Accordingly, we may experience liquidity and cash flow problems.  If our losses continue, our ability to operate may be severely impacted or alternatively we may be forced to terminate our operations.

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

It is likely that additional shares of our stock will be issued in the normal course of our business development, which will result in a dilutive effect on our existing shareholders

We will issue additional stock as required to raise working capital in order to undertake Company acquisitions, recruit and retain an effective management team, compensate our officers and directors, engage industry consultants and for other business development activities and to pay expenses.  Such issuances will have a dilutive effect on existing shareholders.

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

In connection with the acquisition of a majority of our common stock by Rochester Capital Partners (RCP), RCP now holds greater than 51% of our outstanding shares of common stock, plus an additional, estimated 9.2% that may be acquired by conversion of our Series B Convertible Preferred Stock (“Series B”). Gary Rasmussen, our CEO, is the General Partner of RCP and exercises sole voting control over its shares. In addition, Mr. Rasmussen directly holds 3.5 million shares of our Series C Convertible Preferred Stock (“Series C”), which contains anti-dilution provisions, and is convertible at any time into 35% of our common stock, computed immediately after such conversion.  The Series C has voting rights equal to the number of shares that would be realized if converted. Additionally, Jacqueline Giroux, a founder of Global Universal Film Group and President of our 30% owned, affiliated company, Global Universal Pictures, directly holds 2.5 million shares of Series B, convertible into a like number of common shares, which would result in her ownership of approximately 10% of our common stock. The Series B has no voting rights.  Also, Ms. Giroux holds 3 million shares of our Series C, convertible at any time into 30% of our then outstanding common stock.

Thus, these two stockholders, acting together, control over 85% of the voting rights of the Company and will have the absolute ability to control substantially all matters submitted to our stockholders for approval, including:

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

The industry in which we compete is a rapidly evolving, highly competitive and fragmented market, which is based on consumer preferences and requires substantial human and capital resources. We expect competition to intensify in the future due to an exponential growth in computer generated graphics used in film production. There can be no assurance that we will be able to compete effectively.  We believe that the main competitive factors in the film industry include access to capital, efficient distribution channels and effective marketing and sales of the film, and its ancillary rights. Many of our competitors are well established, profitable and have strong management and access to capital. We may be perceived as relatively too small or untested to be awarded capital and other business resources relative to the competition. Failure to compete successfully against current or future competitors could have a material adverse effect on the Company’s business, operating results and financial condition.

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

Item 1B.       Unresolved Staff Comments

On January 10, 2011, the Company received a comment letter from the taff of the Securities and Exchange Commission (the "SEC"), dated November 22, 2010, relating to the Company's Form 10-K for the year ended December 31, 2009, and Form 10-Q for the quarterly period ended June 30, 2010.  The Company believes it has adequately responded to the SEC comments in this filing, but the SEC Staff has reserved the right to make further comments upon receipt of the Company's response.

Item 2.          Properties

The Company, through its wholly-owned subsidiary, Global Universal Film Group, maintains offices on the lot at Raleigh Studios, a film studio located in the Hollywood-Los Angeles area.  This office is approximately 500 square feet in size and leased on a monthly basis at a rate of $900 per month. The offices are located at 650 N. Bronson Avenue, Suite B-116, Los Angeles, California 90004.

In addition, the Company utilizes the private offices of its Controller, Terry Gabby, to support his services for the Company, and retains a mailing address of 2375 E. Tropicana Avenue, Suite 8-259, Las Vegas, Nevada 89119, at an annual cost of approximately $250.

Item 3.          Legal Proceedings

In connection with the former business operations of the Company, its wholly-owned subsidiary, LitFunding USA, Inc., was named a defendant in several matters in litigation, many of which were in the normal course of business, including litigation for payment of consulting and professional fees. The corporate business unit conducting the operations, LitFunding USA, was sold by the Company in March of 2008. Pursuant to the terms of the purchase agreement, all claims and related matters have been assumed by the purchaser.

PART II

Item 4.          Market for Common Equity and Related Stockholder Matters

(a)            Market Information

Our common stock is quoted under the symbol “GBHL.OB” on the OTC Bulletin Board.

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

	2010		2009
	High	Low	High	Low
1st Quarter	0.03	0.01	0.02	0.02
2nd Quarter	0.25	0.01	0.04	0.02
3rd Quarter	0.11	0.02	0.03	0.01
4th Quarter	0.11	0.01	0.08	0.01

(b)            Holders of Common Stock

As of March 31, 2011, we had approximately 243 stockholders of record of the 23,817,844 shares issued and outstanding.

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

(d)            Securities Authorized for Issuance under Equity Compensation Plans

2004 Stock Option Plan

Effective March 9, 2004, we adopted a 2004 Stock Option Plan.  The total number of shares of our common stock which may be purchased pursuant to the exercise of options shall not exceed, in the aggregate, 30% of the issued and outstanding shares of the Company’s common stock.  As of December 31, 2010, 149,000 options are outstanding under this plan.

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

The table below sets forth information as of December 31, 2010 regarding outstanding options granted under the plans, warrants issued to consultants and options reserved for future grant under the plan.

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

2009 Stock Option Plan

Effective March 31, 2009, we adopted a 2009 Incentive Stock Plan.  The total number of shares of our common stock which may be granted, awarded or purchased pursuant to the exercise of stock options shall not exceed, in the aggregate, 5,000,000 shares of the Company’s common stock.  As of December 31, 2010, 1,040,000 options are outstanding under this plan.

		Stock			Exercise			Amount
Owner name	Type	Option Plan	Grant Date	Vested	Through	Grant Price	Amount	Exercised
Amon, Thomas	Option	YES	29-Oct-10	quarterly	29-Oct-12	$0.05	100,000	none
Gabby, Terry	Option	YES	29-Oct-10	quarterly	29-Oct-12	$0.05	100,000	none
Perfili, Virginia	Option	YES	29-Oct-10	quarterly	29-Oct-12	$0.05	200,000	none
Rasmussen, Gary	Option	YES	29-Oct-10	quarterly	29-Oct-12	$0.05	200,000	none
Sherkow, Daniel	Option	YES	15-Feb-10	quarterly	15-Feb-12	$0.10	240,000	none
Weiner, Stanley	Option	YES	29-Oct-10	quarterly	29-Oct-12	$0.05	200,000	none
							1,040,000
Weighted average of exercise price $0.06

As of December 31, 2010, no shares remained available under the 2006 Non-Qualified Stock Compensation Plan, the Attorney’s and Accountant Stock Plan Non-Qualified Stock Compensation Plan 2006 and the 2006-B Non-Qualified Stock Compensation Plan.  As of December 31, 2010, there were 3,960,000 shares that remained available for issuance under the 2009 Stock Option Plan.

Item 5.    Selected Financial Data

For the years ended December 31, 2010 and December 31, 2009, the Company had a net profit of $284,243 and a net loss $183,076, respectively.  The Company's accumulated deficit at the end of December 31, 2010, was $ 11,466,413.

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

OVERVIEW AND OUTLOOK

During 2010, we were in the business of developing and producing motion pictures.

Results of Operations

The following overview provides a summary of key information concerning our financial results for the years ended December 31, 2010 and 2009.

Revenues:
	Year Ended December 31,			Increase (Decrease)
	2010	2009		Amount	Percent
Net Revenue	$456,262	$	- 0 -	$456,262)	n/a

Revenue: Total revenue was $456,262 and $0 for the fiscal years ended December 31, 2010 and 2009, respectively.  Our increase in revenue of $456,262 is a direct result of $450,000 in revenue from the sale of film rights for films that our affiliate, GUP, has recently completed. We cannot guarantee with any certainty when we will generate revenue sufficient to fund ongoing operations. Our future revenues will be reliant upon our ability to produce and market film and entertainment products.

Operating expenses:
	Year Ended December 31,		Increase (Decrease)
	2010	2009	Amount	Percentage
General and administrative expenses	141,946	154,228	$(12,282)	(8.0)%

Financing expense	0	17,000	(17,000)	(n/a )%
Depreciation and amortization	8,061	8,279	(218)	(2.7)%
				-

Total operating expenses	150,007	$179,507	$(29,500)	(16.4)%

Total operating expenses for the year ended December 31, 2010 decreased by $29,500 from the year ended December 31, 2009, because of the cost cutting procedures that management has implemented.

Other income (expense):
	Year Ended December 31,		Increase (Decrease)
	2010	2009	Amount	Percentage
Other income	$792	$16,439	$15,647	95.1%
Interest (expense)	(22,804)	(20,008)	2,796	13.0%
	-			-
				-
Total other income (expense)	(22,012)	(3,569)	(18,443)	(516)%

Our interest expense was $2,796 higher in 2010, than in 2009, because we issued short-term notes to provide working capital.

 Net (loss):
	Year Ended December 31,		Increase (Decrease)
	2010	2009
Net (loss) before extraordinary gain	$284,243	(183,076)	$467,319	$255.2%

Our net profit was approximately 255.2% higher in the year ended December 31, 2010, as compared to the year ended December 31, 2009, because we experienced our first revenues of $456,262, and reduced our G & A expenses and financing expenses by over $29,500. A substantial portion of our accrued payroll expense was reduced as a result of our executive officers agreeing to waive any accrual of their yearly salaries.

Operation Plan

Global Entertainment Holdings, operating through its wholly owned subsidiaries of Global Universal Entertainment and Global Universal Film Group, and its 30% owned, Canadian affiliate, Global Universal Pictures (collectively, these entities are sometimes hereinafter referred to as “Global Universal”), is a development stage company engaged in the development of low-budget genre pictures.  The Company’s management believes investment risk in such films can be significantly reduced by utilizing Canadian, U.S. and other major countries Governmental and territorial tax incentives to cover up to 40%, or more, of each film’s budget. Additional coverage of about 25%, or more, of a film’s budget can be derived from distributor financing, or pre-selling either foreign or U.S. rights to a film.  The balance of each film’s budgeted cost will be obtained from private investment of debt, equity or “gap” financing, or a combination of such items.  To date, the Company, through its affiliates, has produced four films utilizing this financing model.  In order for the Company to achieve meaningful revenues, its films must cross over into a national or international distribution release.  If this occurs, the Company will achieve revenues generated from a significant on-going equity percentage of each film produced.

Liquidity and Capital Resources

We had cash on hand of $31,332, as of December 31, 2010.  In the opinion of management, our available funds will not satisfy our working capital requirements for the next twelve months.  We will need to raise funds to continue to implement our business plan. We plan to raise these funds through private and institutional debt or equity offerings, including interest bearing convertible debentures.  There can be no assurance that the Company will be able to obtain such financing.

Auditor’s ‘Going Concern’ Opinion

The Independent Auditor’s Report issued in connection with the audited financial statements of the Company for the calendar years ending December 31, 2010 and 2009, expresses “substantial doubt about [our] ability to continue as a going concern,” due to the Company’s lack of historical profitable operations, our working capital deficit, and our retained earnings deficit. The Company has not had a profitable operating history, and we have limited current sources of revenue. We cannot guarantee that we will become profitable.

Current Working Capital

We are subject to a working capital deficit, which means that our current assets on December 31, 2010, were not sufficient to satisfy our current liabilities and, therefore, our ability to continue operations is at risk.  We had a working capital deficit for the year ended December 31, 2010, which means that our current liabilities exceeded current assets on December 31, 2010, by $696,593.  Current assets are assets that are expected to be converted to cash within one year and, therefore, may be used to pay current liabilities as they become due.  Our working capital deficit means that our current assets on December 31, 2010, were not sufficient to satisfy all of our current liabilities on December 31, 2010.  If our ongoing operations do not begin to provide sufficient profitability to offset the working capital deficit, we may have to raise capital or debt to fund the deficit or curtail future operations.

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

Item 6A.    Quantitative and Qualitative Disclosures about Market Risk

Not Applicable to smaller reporting companies.

Item 7.  Financial Statements and Supplementary Data

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

Malcolm Pollard

Malcolm L. Pollard, Inc.
Erie, Pennsylvania
April 14, 2011

Global Entertainment Holdings Inc.
Consolidated Balance Sheet

December 31,
Assets	2010
Current assets:
Cash and cash equivalents	$31,332
Accounts Recievable	10,000
Note receivable	87,450
Accrued Interest Income	14,918
Total current assets	143,700

Fixed assets, net	6,364
Total fixed assets	6,364

Other assets
Book Rights	1,864
TV Game/Reality Show	5,966
Film Rights	189,175
Movies	515,225
Other Assets	10,038
Producer Investment	150,000
Total other assets	872,268
Total assets	$1,022,332

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$118,045
Accrued expenses Debentures	225,495
Deferred Revenue	150,000
Notes payable	346,753
Debentures	40,000.
Total current liabilities	840,293
Total Liabilities	840,293

Stockholders' Equity:
Series B Convertible preferred Stock, par value $0.001, 4.000,000 shares authorized, 3,990,314 shares issued and outstanding	3,990
Series C Convertible preferred stock , par value $0.001, 6,500,000 shares authorized, 6,500,000 shares issued and outstanding	6,500
Common stock, $0.001 par value, 230,000,000 shares authorized, 23,507,844 and 22,567,844 shares issued and outstanding at December 31, 2010 and 2009, respectively	105,972
Shares authorized & unissued
Subscription Payable	6,400
Additional paid-in capital	11,254,165
Additional paid-in capital Preferred B	271,425
Accumulated (deficit)	(11,466,413)
Net Stockholders' Equity	182,039
$1,022,332

Global Entertainment Holdings, Inc.
Consolidated Statement of Operations

	2010	2009

Net Revenue	$456,262	$-

Expenses:
General and administrative expenses	141,946	154,684
Financing expense		17,000
Depreciation & Amortization	8,061	8,279
Total operating expenses	150,007	179,507

Net operating Income (loss)	306,255	(179,507)

Other income (expenses):
Other income	792	16,439
Interest expense	(22,804)	(20,008)
Rental Income

Total other income (expenses)	(22,012)	(3,569)

Income (Loss)	284,243	(183,076)

Net Income (loss)	$284,243	$(183,076)

Basic Earnings (loss) per share:	0.01	(0.01)

Weighted average number of common shares outstanding:
Basic	23,143,543	19,916,351

Statements of Changes in Stockholders' Equity

	Common Stock		Preferred Stock		Preferred Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Amount	Paid in Capital	Paid in Capital	Subscription Payable	Shares Authorized Unissued	Accumulated (Deficit)	Total Stockholders Equity
Balance, December 31, 2008	11,812,844	94,282			3,990,314	3,990	500,000	500		11,339,215	271,425	0		(12,040,077)	(109,618)
Shares authorized & unissued adjustment										(200,000)
Shares issued in settlement of contract	10,000,000	10,000													10,000
Shares issued for services	30,000	30								1,470					1,470
Shares issued for financing
Shares authorized & unissued	100,000									10,000					10,000
Shares issued for cash	725,000	725								31,280					32,005
Net Loss for the year ended December 31,2009														(175,386)	(183,076)
Balance, December 31, 2009	22,667,844	105,037	6,500,000	6,500	3,990,314	3,990	500,000	500		11,180,765	271,425			(12,114,518)	(183,076)
Shares issued for cash	500,000	500								29,500					30,000
Shares issued for services	30,000	30								1,310					1340
Shares issued for investment	110,000	110								990					1,100
Shares authorized unissued	310,000									6,400					6,400
Shares issued for compensation	300,000	300								6,700					7,000
Net Profit for the year ended December 31,2010														284,243	284,243
Balance December 31,2010	23,917,844	105,977	6,500,000	6,500	3,990,314	3,990	500,000	500		11,225,665	271,425			(11,466,413)	284,243

Global Entertainment Holdings Inc.
Consolidated Statements of Cash Flows

	For the years ending December 31,
	2010	2009
Cash flows from operating activities
Net income (loss)	$456,262	$(183,076)
Adjustments to reconcile net income to net cash provided by (used in operating activities)
Depreciation and amortization	8,061	8,279
Share-based compensation	7,000	1,500
Changes in assets and liabilities:
Trade and other accounts receivable		(10,000)
Other assets	(7,657)	(5,500)
Contingent advances
Accounts payable and accrued expenses	39,653	55,243
Note receivable		72,550
Deferred revenue
Net cash (used in) operating activities

Cash flows from investing activities:
Purchases of property and equipment	467,956
Net cash (used in) investing activities

Cash flows from financing activities:
Cash from issuance of common stock	30,000	55,000
Proceeds from notes payable	(79,844)	7,664
Subscription Payable
Proceeds from investor participation borrowings
Proceeds from investor obligations
Principal repayments on capital lease obligations
Value of Warrants issued	34,900	7,000
Net cash provided by financing activities

Increase (decrease) in cash	20,419	8,660
Cash - beginning of period	10,913	2,253
Cash - ending of period	$31,332	$10,913

Global Entertainment Holdings Inc.
Notes To Consolidated Financial Statements

Note 1 – Summary of Accounting Policies

Cash and cash equivalents

Cash includes all short-term highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less. At times cash deposits may exceed government insured limits.  At December 31, 2010, there were no cash deposits that exceeded those insured limits.

Principles of consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, California LitFunding, Global Universal Entertainment Inc., Global Universal Film Group, Inc. and its wholly owned LLC's and a dormant company, E. Evolution Expeditions whose name was changed to Silver Dollar Productions on January 21, 2005. All significant inter-company accounts and transactions are eliminated.

Fixed Assets

Fixed assets are stated at cost less accumulated depreciation. Depreciation is recorded on a straight-line basis over a period of the shorter of the related applicable lease term or the estimated useful lives of the assets ranging from 3 to 5 years. Depreciation expense for the years ended December 31, 2010 and 2009, was $8,061 and $8,279 respectively.

The Book, TV and Film Rights costs are recorded as assets as required by the AICPA Statement of Position 00-2. The costs will be amortized using the individual film forecast computation method.

Global Universal Film Group, Inc., purchased the majority of the Books, TV and Movie Rights in January, 2006, for approximately $160,000. The total as of December 31, 2010 and December 31, 2009 respectively is $712,230 and $232,855.  The expenditures that are related to specific Film, TV or Book projects are capitalized as a long-term asset.  The capitalized costs will be amortized using the individual film forecast computation method as film revenues are obtained.

The expenditures that have been incurred during the year 2007 for the slate of seven films was approximately $26,850 in fees to obtain the Louisiana tax credits. These expenditures have been capitalized as required by AICPA SOP 00-2.

The Company adheres to the AICPA Statement of Position 98-1 Accounting for the Cost Of computer software Developed or Obtained for Internal Use. During the year 2007 the Company had expenditures of $6,000 for Global Universal film Group Inc. our subsidiary for the development of its website. Software purchased will be amortized over a period of three years straight-line basis. The amortization began in the year 2008..  The amortized amount for the years 2010 and 2009 was $2,000. for each year respectively. As of December 31,2010 the full $6,000 has been amortized.

Revenue recognition

Film revenue from licensing agreements is recognized when the license period begins and the licensee and the Company become contractually obligated under a non-cancellable agreement. All revenue recognition for license agreements is in compliance with the AICPA's Statement of Position 00-2, Accounting by Producers or Distributors of Films.  In fiscal 2009, the Company realized revenue from the sale of story/screenplay rights and, in the last quarter of 2010, the Company realized its first revenue from the sale of film rights.

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

As a condition to the license, GUP agreed to credit the Company as the source of the original concept for the Film and Mr. Gary Rasmussen, the Company's CEO, as Executive Producer.

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

The following table represents the effect on net (loss) and (loss) per share if the Company had applied the fair value based method and recognition provisions of SFAS No. 123:

	2010	2009
Net (loss), as reported	$284,243	$(183,076)
Add: Employee stock-based compensation Expense, as reported
Deduct: Total stock-based employee compensation expense determined under fair value method
Pro forma net (loss)	$284,243	$(183,076)
Net (loss) per common share
Basic (loss) per share, as reported	$0.01	$(0.01)
Basic per share, pro forma	$0.01	$(0.01)

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

The Company’s primary liabilities are summarized in the following paragraphs:

Current Liabilities are recorded in the Balance Sheet as follows:

Accounts Payable totaling $118,045. These are obligations that are uncured during the normal course of the operating cycle.

Accrued Expenses totaling $343,540 are obligations that have been uncured during the operating cycle but may not be immediately payable. The categories of this line item are:  general accrued expenses $11,339, accrued interest $61,260 and accrued payroll $152,894.

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

Notes Payable are the current portion of the obligations due in the future year. The total Notes Payable are recorded in the balance sheet line item as $346,753. Each note payable is listed in Note 9 –Debt.

Debenture notes totaling $40,000 are recorded in Current Liabilities as they are in default as of June 1, 2008 and are currently due. Two debentures were issued in 2002 for $10,000 each and two debentures were issued 2003 for $10,000 each. The Company has not made the semi annual interest payments in the years 2009, 2008 and 2007. The accrued interest is $17,100 as of December 31, 2010.

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

Note 3 – Income taxes

The Company recognizes deferred income taxes for the difference between financial accounting and tax bases of assets and liabilities. Income taxes for the years ended December 31, 2009 and 2008 consisted of the following:

	As of December 31,
	2010	2009

Current tax benefit (provision)	$0	$0
Deferred (benefit) provision	0	0
Total income tax provision	$0	$0

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

The differences between the statutory and effective tax rates are as follows for the year ended December 31, 2009:

	December 31,
	2010		2009
Federal statutory rates	$284,243	(34%)	$(183,076)	34%
State income taxes	0		0
Valuation allowance for operating loss carry forwards	284,243	34%	(183,076)	34%
Permanent difference for discharge of debt	0	0%	0	0%
Other	0	0%	0	0%
Effective rate	$0	0%	$-0-	0%

Note 4 - Debentures

During the years ended December 31, 2002, the Company issued 5-year 9% convertible debentures amounting to $200,000, due January 1, 2007. Included is one debenture due to a related party for $10,000. Interest is due semi-annually on the first day of June and December of each year, commencing June 1, 2003 until fully paid. As part of the plan of reorganization, these debentures have an amended maturity to June 2008. In December 2007, the Company converted $150,000 principal amount of the debentures, plus approximately $21,000 in accrued interest, into 171,000 shares of Common Stock.  At December 31, 2010, the Company had accrued interest totaling $17,100

The registered holders of the debentures have the right, after one year prior to maturity, to convert the principal at the original conversion price of $10 for one Common share or at the adjusted conversion price. If and whenever on or after the date of this debenture, the Company issues or sells any share of common stock for a consideration per share less than the initial conversion rate, then upon such issue or sale, the initial conversion rate shall be reduced to the lowest net price per share at which such share of common stock have been issued. The debentures are subordinated to all the senior indebtedness, including debts under equity participation agreements.

Note 5 - Debt

Notes payable at December 31, 2010 is comprised of the following:

Note payable to entity, original balance of $19,181. Principal and interest due June 15, 2006. The Note is unsecured. In default.	$9,591

Note payable to entity, original balance $32,187. This note is unsecured. Due May 15, 2006. In default.	$6,094

Note payable to entity, original balance of $15,000 due in three monthly installments of $5,000 beginning April 15, 2006. The Note is unsecured. In default.	$10,000

Note payable to entity, original balance of $30,502 due in two monthly installments of $15,251 beginning April 15, 2006. The Note is unsecured. In default.	$15,251

Advances to be converted into notes. Net of EME advances of $12,000	$19,486

Notes payable face amounts totaling $42,500, with various interest rates and due dates. The notes have been verbally extended. Accrued interest 16,196	$42,500

Note payable face amount $40,000, dated May 1, 2008, interest rate 12% due date April 30, 2009. Currently in default. An extension is being pursued. Accrued interest $12,000	$40,000

Note payable face amount $20,000, dated May 1,2008, interest rate 12% due date April 30, 2009. Currently in default. An extension is being pursued. Accrued interest $6,000	$20,000

Note payable face amount $8,000, dated July 7, 2008, interest rate 12% due date March 31, 2009. Currently in default. An extension is being pursued.	$8,000

Note payable face amount $4,500, dated July 8, 2008, interest rate 12% due date March 31, 2009. Currently in default. An extension is being pursued.	$4,500

Note payable face amount $4,500 date August 19, 2008, interest rate 12% due date March 31, 2009. Currently in default. An extension is being pursued.	$4,500

Global Notes with no specified due dates and varying interest rates. Accrued interest $4,869	$32,730

Note payable face amount $25,000 date January 13, 2009, interest rate 10% due date March 31, 2009 with a 30-day grace period. Currently in default. An extension is being pursued. Accrued interest $3,000	$25,000

Note payable face amount $2,000 date February 17, 2009, interest rate 6% due date April 15, 2010. Accrued interest $241	$2,000

Note payable face amount $1,500 date March 6, 2009, interest rate 6% due date April 15, 2010 Accrued interest $189.	$1,500

Note payable face amount $10,000 date January 29, 2010, interest rate 6% due date September 30, 2010. Accrued interest $551	$10,000

Note payable face amount $5,000 date March 22, 2010, interest rate 6 % due date October 31, 2010 Accrued interest $216	$5,000

Note payable face amount $5,000 date April 12, 2010, interest rate 6% due date October 31, 2010.	$5,000
Accrued interest $282
Note payable face amount $1,300 date April 21, 2010, interest rate 6% due date December 31, 2010. Accrued interest $53	$1,300

Note payable face amount $1,800 date June 3, 2010, interest rate 6% due date October 31, 2010.	$1,800
Accrued interest $63
Note payable face amount $15,000 date June 9, 2010, interest rate 6% due date June 30, 2011. Accrued interest $460	$15,000

Note payable (convertible into common stock) face amount $17,500 dated June 23, 2010, interest rate 8%, due date March 23, 2011.Accrued interest $553	$17,500

Note payable (convertible into common stock) face amount $15,000 dated September 30, 2010, interest rate 8% due date May 23, 2011.	$15,000

Note payable face amount $10,000 date September 30, 2010 interest rate 6 % due date December 31, 2011. Accrued interest $151	$10,000

Note payable face amount $25,000 date December 30,2010 interest rate 6% due January 1,2012	$25,000

Total	$346,753

Note 6 - Going Concern

The Company has historically suffered significant losses since inception and has only recently achieved profitable operations.  However, there can be no assurance that the Company will continue to operate profitably.  Unless significant additional cash flows come into the Company, the Company could be in jeopardy of continuing operations. The Company seeks to generate needed funds to continue on going operations from the sale of film rights, for which it acts as a selling agent or receives a participation in profits, joint ventures, the sale of Company stock through a Private Placement and/or advances from the primary shareholder.

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

In the year ended December 31, 2004, the Company declared and issued an 11-for-10 stock dividend. As a result, a total of 1,042,501 shares were issued. The trading value of the shares on the declaration date of November 1, 2004, was $0.70.  The aggregate value of the new shares issued of $729,751 was reclassified from the accumulated deficit to additional paid-in capital.

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

Common Stock Issued in 2009

The following common stock was issued during the twelve months ending December 31, 2009 and December 31,2010.

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

Common Stock – Issued

The following common stock was issued during the twelve months ending December 31, 2010.

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

On July 6, 2010, the Company issued 110,000 restricted shares of its $0.001 par value common stock to Global Renaissance Entertainment Group, Inc. (“GREG”), in exchange for a five percent (5%) non-diluted equity interest in GREG, pursuant to the terms of a Share Exchange Agreement entered into on July 1, 2010, in connection with its obligation under a Joint Venture Agreement with GREG dated October 19, 2009. As of the date of this report, the Company has not received the interest in GREG.

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

Series “B” Convertible Preferred Stock

Pursuant to the reverse tri-party merger with Global Universal Film Group, Inc. (GUFG), we issued a total of 1,500,000 shares of Series B Convertible Preferred Stock to the stockholder’s of GUFG. Mr. Rasmussen, our current CEO, owned 50% of the shares of GUFG and also received 750,000 Series B Shares in the merger. Ms. Jacqueline Giroux, President of GUFG, received 750,000 shares.  In December 2007, we issued an additional 2,490,134 shares of Series B Preferred stock in exchange for the cancellation of $273,915 in debt of GUFG.  Mr. Rasmussen received 343,227 shares directly in his name; Rochester Capital Partners received 641,225 shares in its name; and Ms. Giroux received 1,505,682 shares directly in her name. The total 3,990,314 shares of our Series B Preferred stock outstanding are convertible into 3,990,134 shares of common stock at anytime.

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

Spin-off Rights   At the election of a majority in interest of the Series B Preferred Stock, GUFG shall be spun off to the holders of the Series B Preferred Stock, with 90% of such shares in GUFG being issued, pro rata to the holders of the Series B Preferred Stock, and 10% being issued and distributed to the shareholders of the Company in common stock on a pro-rata basis. This provision was eliminated entirely with the filing of an amendment to the designation of rights and preferences of our Series B Preferred with the State of Nevada on December 6, 2007.

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

Note 8 – Commitments and Contingencies

Contingencies & Litigation

The Company's former subsidiary, LitFunding USA, Inc., was a named defendant in several matters in litigation, which were related to its former business and which were incurred in the normal course of business, including litigation for refunds of funds invested and collection matters. The Company believes these suits are without merit, and the responsibility for which was assumed in March of 2008, by the Purchaser of the former business unit of LitFunding USA.

In connection with the business unit of LitFunding USA, which was sold by the Company on March 28, 2008, the Company obtained various judgments in Courts situated in the State of Nevada for the return of deposits made to attorneys practicing in various other states.  In turn, a judgment was entered against the Company in Clark County, Nevada District Court for attorneys’ fees, in the amount of $30,000, incurred in connection with the obtaining of these judgments.  The Company believes that these judgments are uncollectible and that all such judgments and other receivables, as well as all liabilities, were assumed by the Purchaser of LitFunding USA, Inc. in March of 2008.

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

	2010			2009
	Income (Loss)	Shares	Per Share	Income (Loss)	Shares	Per Share
Net income (loss)	$284,243			$(183,076)
				(183,076)
Preferred dividends	0			0
Income (loss) available to common shares holders	$284,243			$(183,076)
Basic earnings (loss) Per Share:
	$284,243		$(0.008)	$(183,076)	19,916,351	$(0.01)
Total	$284,243	23,143,543	$0.01	$(183,0.76)	19,916,351	$(0.01)

Note 10– Related Party

Gary Rasmussen, our CEO and Chairman, also serves as the Chairman, CEO and Secretary of our subsidiary companies, Global Universal Film Group, Inc. and Global Universal Entertainment, Inc., as well as several limited liability companies organized by the Company as special purpose vehicles.  Mr. Rasmussen received shares of our Series B Preferred stock, both directly and indirectly through Rochester Capital Partners (RCP), in connection with our acquisition of GUFG, and in consideration of the cancellation of his notes payable, as well as Rochester Capital Partners' note payable from GUFG. Additionally, Mr. Rasmussen is the General Partner and majority equity owner of Rochester Capital Partners, our controlling and largest shareholder.

Options and Warrants Exercised

During the year ended December 31, 2010, no options were exercised, and no warrants were exercised. The warrants and options were issued to both non-employees for services and to Directors of the Company and creditors. The warrants and options issued to Directors of the Company were part of the compensation package promised to Directors in August 2004 and are priced accordingly. The summary of activity for the Company's stock options and warrants is presented below and takes into effect the reverse split of our common stock on a 1-for-10 basis in December 2007:

	Year ended December, 2010	Weighted Average Exercise Price		Year ended December, 2009	Weighted Average Exercise Price

Options/Warrants outstanding at beginning of Period	530,675		$4.20	481675	$4.20
Granted	890,000		$0.02	50,000	$0.02
Exercised
Amended	300,000		$0.18	300,000	0.38
Terminated/Expired		$		1,000	4.00
Options /warrants outstanding at end of period	1,720,675		$1.65	530,675	$1.65
Options/warrants exercisable at end of period	1,720,675		$1.65	530,675	$1.65

Price per share of options outstanding	$0.10-$70.00			$0.10-70.00

Weighted average remaining contractual lives	2.2 years			1.54 years

Weighted average fair value of options granted during the period	$0.02			$0.2

Note 11 - Subsequent Events

None.

Item 8.         Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

On November 22, 2010, the Securities and Exchange Commission notified the Company that the Public Company Accounting Oversight Board (“PCAOB”) had revoked the registration of Larry O’Donnell, CPA, P.C. (“O’Donnell”), it’s former independent accountants. However, the SEC’s notification letter was not received by the Company until January 10, 2011.

As O’Donnell was no longer registered with the PCAOB, the Company could not include its audit reports or consents in future filings with the SEC. The Company had previously dismissed O’Donnell as its independent accountant on October 26, 2010.  O’Donnell’s reports on the Company’s financial statements for the fiscal year ending December 31, 2008 and 2009 were qualified noting the Company’s ability to continue as a going concern. The reports contained no other adverse opinion, disclaimer of opinion or qualification or modification as to uncertainty, audit scope or accounting principles.  There were no disagreements with the former accountants on any matter of accounting principles or practices, financial statement disclosure or activity scope or proceeding during the Company’s two most recent fiscal years and any subsequent interim period though the date of dismissal.

The Company engaged the accounting firm of Malcolm Pollard, Inc. to review its Form 10-Q for the quarter ended September 30, 2010, to re-audit the Company’s financial statements for the 2009 fiscal year, and to audit its financial statements for the 2010 fiscal year.  The audit report related to these financial statements and consent of Malcolm Pollard, Inc. is included in this filing.

Item 8A.       Controls and Procedures

We conducted an evaluation, with the participation of Gary Rasmussen, our current Chief Executive Officer, and Stanley Weiner, our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of December 31, 2008, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, Messrs. Rasmussen and Weiner have concluded that as of December 31, 2010, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, and after taking inot consideration the Company’s limited resources and limited number of employees, management concluded that, as of December 31, 2010, our internal control over financial reporting is effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with the U.S. generally accepted accounting principles.

Management has abandoned its former business model in March of 2008, and does not, therefore, believe that its current business, after taking into consideration its current controls and procedures could result in a reoccurrence of the material weaknesses which occurred with respect to the 2007 financial statements.

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

Resignations and Appointments of Officers and Directors

Information as to our current directors and executive officers of the Company is as follows:

Name	Age	Title
Gary Rasmussen	58	CEO & Director
Daniel Sherkow	62	COO
Stanley Weiner	68	CFO & Director
Virginia Perfili	53	V.P. & Director
Terry Gabby	66	Controller & Treasurer

Duties, Responsibilities and Experience of Directors & Officers of Global Entertainment Holdings.

Gary Rasmussen.   Mr. Rasmussen has served as our Chief Executive Officer and Chairman of the Board of Directors since September of 2007.  In such capacity, he oversees our ongoing business development, acquisitions and financing. Mr. Rasmussen also serves as CEO and Director of all subsidiary companies.  Gary Rasmussen has an extensive background spanning over 30 years as an entrepreneur with vast experience in all phases of business development, having been a founder, chief executive officer or director of numerous private and publicly-held corporations engaged in the areas of cable television, investment banking, mortgage banking and motion pictures.  He has extensive experience in structuring debt and negotiating equity capital for both public and private enterprises, implementing short and long term business planning, acquisitions and divestitures, and has played a leading role in spearheading several publicly held corporations from their inception. From November of 2004 through September of 2007, Mr. Rasmussen was self-employed as a business consultant, working primarily with small publicly traded companies.  Prior to November, 2004, Mr. Rasmussen was a founder, consultant and non-executive Chairman of a public company engaged in developing a VoIP (Voice over Internet Protocol) technology to provide residential phone services to consumers with an Internet connection.  Mr. Rasmussen is a licensed commercial pilot and holds a Bachelor degree in Business Administration from Western Michigan University.

Daniel A. Sherkow.  Daniel Sherkow has served as our Chief Operating Officer for Global Universal Entertainment (“GUE”), a wholly-owned subsidiary of the Company, since February of 2010. GUE will handle the development and production of film projects intended to be produced in the U.S., and will be the primary liaison for the Company’s joint venture financing entity, Global Renaissance Funding, LLC.  GUE was formerly known as Easy Money Express, a subsidiary which former management of the Company intended to conduct short-term, small financial loan transactions using the Internet.

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

Stanley Weiner Mr. Weiner has served as a Director of the Company since October 2003 and Vice President of Finance of the Company since December 2000.  On September 19, 2009, he was named CFO of the Company.  Mr. Weiner has more than 35 years experience creating and running businesses.  Mr. Weiner was the founding officer of Gemini Financial Corporation, a NASD Broker/Dealer from 1970 through 1975, President of APA, Real Estate Syndication Company from 1975 through 1978, Managing Partner of Agri-World Partnership from 1978 through 1983, an agricultural project syndication company with offices throughout Europe and the Middle East.  Mr. Weiner was a Founding Officer/President of Regent Properties from 1985 through 1990, and Chief Executive Officer of Wise Industries from 1990 through 1993, a company specializing in pollution control devices.  In 1978, Mr. Weiner founded Western Pacific Investment Corporation, centers and agricultural properties in addition to packaging many tax-sheltered investments.  As a result of the foregoing activities, Mr. Weiner has extensive experience in marketing, acquiring, financing and developing commercial and agricultural property, negotiating agreements and packaging transactions.  Mr. Weiner received his Bachelor of Arts degrees in both Psychology and Economics from California State University at Long Beach in 1966.  He also did graduate work in both fields at UCLA.  Mr. Weiner has in the past held a National Association of Securities Dealers Principals license and is a licensed Real Estate Broker.  Mr. Weiner is not an officer or director of any other reporting company.

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

Ms. Perfili graduated from Wayne State University in Detroit, Michigan, with a B.A. degree in Humanities with a pre-law curriculum. Ms. Perfili is not an officer or director of any other reporting company.

Management Biographies for Affiliate and Subsidiary Entities

Jacqueline Giroux.   Jacqueline Giroux was a founder and served as the President of our wholly-owned subsidiary, Global Universal Film Group, a film production and distribution company from its inception in 2004, as well as predecessor companies using a variation of Global Universal since 1987. Ms. Giroux is currently a major shareholder of the Company, as a result of the Company's acquisition of Global Universal Film Group in December of 2006, and serves as a producer for U.S. film projects and an advisory member to the Board of Directors.  In January of 2008, Jackie Giroux founded and became President of Global Universal Pictures, Inc., a federally chartered Canadian corporation, which is 30% owned by the Company.  Ms. Giroux was also a co-founder, director and President of a publicly-traded company engaged in Internet Telephony (VoIP communications) from August of 2001 through July, 2004.

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

Ms. Giroux won a scholarship to the New York American Academy of Dramatic Arts, and has appeared in many off Broadway and Broadway plays.  Her career in films was launched with a lead role in “The Cross and the Switch Blade”, starring Pat Boone and Eric Estrada.  She has appeared in fifteen feature films and several TV series; her last film as an actress was in “To Live and Die in LA”, directed by Billy Friedkin for MGM in 1985.  Since then, she has written and produced ten feature films, two “Movies of the Week”, two reality series, and most recently she has written and produced: “Blue Seduction”, a TV movie starring Billy Zane and Estella Warren; “American Sunset”, scheduled to show at the 2010 Cannes Film Festival, starring Corey Haim (his last completed film) and Frank Molina; “Plaster Rock”, scheduled for theatrical release in Canada on May 6, 2010, starring Christine Johnson, Lalesha Railsback, Eric A. Leffler, Frank Molina; and “The Night”, a supernatural thriller, starring Lalesha Railsback and Ian Hamrick.

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

Eric A. Leffler.  Eric Leffler serves as the Manager of Business Development for Global Universal Film Group, a wholly-owned subsidiary engaged in development, financing and distribution of films. His responsibilities will entail film project development and assistance in obtaining financing.  Mr. Leffler has a wealth of divergent experiences that he brings with him to the Company along with his talents as both a producer and actor.

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

Other than Mr. Weiner, our CFO, and Mr. Gabby, our Controller, we have no additional financial experts. We believe the cost related to retaining a financial expert at this time would be prohibitive and an unnecessary strain on our limited financial resources. Further, because of the limited nature of our operations to date, we believe the services of a financial expert are not warranted.

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

The decision to refrain from adopting a code of ethics resulted from having a limited number of officers and directors operating the Company whereby possible ethics code violations would be reported directly to the party generating the violation.

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

Summary Compensation Table
For Fiscal Year- Ended 2010 and 2009

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards($)	Options Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value & Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Gary Rasmussen CEO & Director (1)	2010 2009	120,000 120,000	NONE NONE	NONE NONE	NONE NONE	NONE NONE	NONE NONE	0 0	$120,000 $120,000
Stanly Weiner CFO	2010	NONE	NONE	NONE	NONE	NONE	NONE	0	0
Daniel Sherkow COO (2)	2010	250,000	NONE	NONE	NONE	NONE	NONE	0	250,000
Terry Gabby,CFO	2009	55,000	NONE	NONE	NONE	NONE	NONE	NONE	$55,000

(1) Mr. Rasmussen voluntarily waived his right to any salary from the Company for the period commencing with his appointment as our CEO, through December  31, 2010.  Additionally, he voluntarily reduced his salary to $10,000 per month, which is being accrued after March 31, 2011, until such time as the Company has attained sufficient capital to pay salaries.

(2)  Pursuant to Mr. Sherkow's employment agreement, the Company is not obligated to pay or accrue his salary until such time as the Company has sufficient financial resources, in the opinion of the Board. Accordingly, no salary has been paid in 2010.

OUTSTANDING EQUITY AWARDS
AT FISCAL YEAR- END AS OF 12/31/2010

Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price($) (e)	Options Expiration Date (f)	Number of Shares or Units of Stock That Have Not Vested (#) (g)	Market Value of Shares or Units of Stock That Have Not Vested ($) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (j)
Gary Rasmussen CEO & Director	200,000	NONE	NONE	$0.05	10/31/2012	NONE	NONE	NONE	NONE
Terry Gabby, CFO	100,000	NONE	NONE	NONE	10/31/2012	NONE	NONE	NONE	NONE

Virginia Perfili	200,000	NONE	NONE	$0.05	10/31/2012	NONE	NONE	NONE	NONE

Stanley Weiner, Board Member	3,750 200,000 1,875 1,875	NONE	NONE	$2.00 $0.05 $2.00 $2.00	1/20/10 10/31/2012 2/6/10 5/6/10	NONE	NONE	NONE	NONE

All options and warrants have been authorized by the Board of Directors.  All options and warrants issued were for services rendered.

DIRECTOR COMPENSATION
For Fiscal Year- Ending December 31, 2010

Name (a)	Fees Earned or Paid in Cash ($) (b)	Stock Awards ($) (c)	Option Awards ($) (d)	Non-Equity Incentive Plan Compensation ($) (e)	Change in Pension Value and Nonqualified Deferred Compensation Earnings (f)	All Other Compensation ($) (g)	Total ($) (h)
Stanley Weiner	NONE	NONE	200,000	NONE	NONE	NONE	$0
Gary Rasmussen	NONE	NONE	200,000	NONE	NONE	NONE	0
Virginia Perfili	NONE	NONE	200,000	NONE	NONE	NONE	$0

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

Terry Gabby
Mr. Gabby entered in to an employment agreement effective June 29, 2005, to serve as the Company’s Chief Financial Officer with an annual salary of $55,000.  Mr. Gabby received 1,000 options at $4.10 per share expiring on July 1, 2007.  These options were vested at the date of grant.  Mr. Gabby received 5,000 options in November 2006 exercisable at $0.40 per share and will expire on November 21, 2009. In November 2006 Mr. Gabby received 5,000 warrants exercisable at $0.40 per share and will expire on November 27, 2009. The fair value of these options and warrants is calculated to be $4,425.  In August 2007 Mr. Gabby received 25,000 options exercisable at $0.80 per share and will expire on August 30, 2009. The fair value of these options is calculated to be $19,500. In October 2010 Mr. Gabby received 100,000 options exercisable at $0.05 per share and will expire on October 31,2011.The fair value of these options are calculated to be $2,000.

Daniel Sherkow
Mr. Sherkow entered in to a two-year employment agreement with the Company's subsidiary, Global Universal Entertainment, effective February 15, 2010, to serve as the Chief Operating Officer of that subsidiary. The employment agreement provides for an annual salary of $250,000, which is subject to adjustment at the discretion of the Board and to other limitations and offsets as provided for therein, and shall not commence until the Company, in its sole discretion, determines that it has sufficient operating funds to pay his salary. Additionally, Mr. Sherkow received a signing bonus of 100,000 shares, and received a stock option entitling him to acquire up to 240,000 shares of our common stock, which vests at the rate of 30,000 shares for each quarter he is employed.  This employment agreement was modified by the Board on October 29, 2010, to provide Mr. Sherkow an additional stock incentive of 50,000 shares for each month remaining under the employment agreement. The folowing summary is qualified in its entirety by reference to the complete agreement filed as exhibit 10.35 to our 2010 first quarterly report, filed on Form 10-Q.

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

Option Grants in Last Fiscal Year

The following Warrants were issued to Worldwide Financial Solutions (“WFS”) during the year ending December 31, 2010.

	EXERCISE		Fair		EXERCISE	EXERCISE	CLOSING
GRANT DATE	THROUGH	WARRANTS	Value	AMOUNT	PRICE	Amount	PRICE	Issued For
5/15/2008	3/31/2011	100,000	$0.06	$6,000	$0.20	$20,000.00	$0.06	Financial Consulting
5/15/2008	3/31/2011	100,000	$0.06	$6,000	$0.40	$40,000.00	$0.06
5/15/2008	3/31/2011	100,000	$0.06	$6,000	$0.70	$70,000.00	$0.06

4/3/2008		100,000	$0.07	$7,000	$0.001	$100.000	$0.08

		445,459	$0.44	$37,101	$2.30	$175,559.00

	Weighted Average		$0.06			$0.39

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

On November 8, 2008, the original term of the warrants issued to WFS, entitling them to purchase 300,000 shares of our common stock, were extended to an exercise date of not later than March 31 2011. The exercise price remained the same

	EXERCISE		Fair		EXERCISE	EXERCISE	CLOSING
GRANT DATE	THROUGH	WARRANTS	Value	AMOUNT	PRICE	Amount	PRICE	Issued For
11/8/2008	3/31/2011	100,000	$0.02	$2,000	$0.20	$20,000.00	$0.02	Financial Consulting
11/8/2008	3/31/2011	100,000	$0.02	$2,000	$0.25	$25,000.00	$0.02
11/8/2008	3/31/2011	100,000	$0.02	$2,000	$0.70	$70,000.00	$0.02

		300,000	$0.06	$6,000	$1.15	$115,000.00

	Weighted Average		$0.02			$0.38

In the year ended December 31, 2010 the company issued the following Options:

Dan Sherkow (1)
Virginia Perfili (2)
Stanley Weiner (3)
Gary Rasmussen (4)
Terry Gabby (5)
Thomas Amon (6)

GRANT DATE	Exercise THROUGH	WARRANTS	Fair Value	AMOUNT	Exercise PRICE	Exercise Amount	Closing PRICE	Issued For
(1) 2/15/2010	10/31/2012	90,000	$0.01	$900	$0.10	$9,000	$0.02	Bonus
(2) 10/29/2010	10/31/2012	200,000	0.02	4,000	0.05	10,000	0.02	Board Compensation
(3) 10/29/2010	10/31/2012	200,000	0.02	4,000	0.05	10,000	0.02	Board Compensation
(4) 10/29/2010	10/31/2012	200,000	0.02	4,000	0.05	10,000	0.02	Board Compensation
(5) 10/29/2010	10/31/2012	100,000	.0.02	2,000	0.05	5,000	0.02	Bonus
(6) 10/29/2010	10/31/2012	100,000	0.02	2,000	0.05	5,000	0.02	Fees
Total		890,000	$.011	$16,900	$.35	$49,000

	Weighted Average		$0.018			$0.055

Item 11.       Security Ownership of Certain Beneficial Owners & Management and Related Stockholder Matters

The following table presents information, to the best of our knowledge, about the beneficial ownership of our common stock on March 31, 2011, held by those persons known to beneficially own more than 5% of our capital stock and by our directors and executive officers.

On March 31, 2011, we had a total of 23,817,844 shares of common stock (24,317,844 shares including options exercisable within 60 days to acquire 500,000 shares of common stock), 3,990,134 shares of our Series B, Convertible Preferred Stock (“Series B”), and 6,500,000 shares of our Series C, Convertible Preferred Stock (“Series C”) issued and outstanding.

Each share of Series B stock is presently convertible into one share of common stock. The Percentage of Beneficial Ownership table below assumes the conversion of the Series B shares into 3,990,134 shares of common stock, the exercise of options into 500,000 shares of common stock for a total of 28,307,978 shares of common stock then outstanding.

The 6,500,000 shares of Series C stock outstanding are, in the aggregate, convertible into 65% of the issued and outstanding shares of common stock, calculated immediately following such conversion.  Each share of Series C stock is convertible, at anytime, into a pro-rata percentage (of 65%) of the total common stock outstanding upon conversion. In addition, each share of Series C stock carries voting rights equal to that number of shares of common stock that would result from the conversion of each share of Series C stock.  The two far right columns of the Percentage of Beneficial Ownership table does not assume the conversion of the Series C shares into common stock, but states only the amount of shares held, by whom and the percentage held of that Class.  Assuming that all Series B stock was converted into 3,990134 shares of common stock, and all options were converted into 500,000 shares of common stock, the Company would have a total of 28,307,978 shares of common stock then outstanding.  Assuming that all Series C stock were then converted subsequent to the conversion of all Series B stock, the Series C stock would convert into 52,571,959 shares of common stock, resulting in a total of 80,879,937 shares of common stock then issued and outstanding.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and does not necessarily indicate beneficial ownership for any other purpose. Under these rules, beneficial ownership includes those shares of common stock over which the stockholder has sole or shared voting or investment power. It also includes (unless footnoted) shares of common stock that the stockholder has a right to acquire within 60 days after March 31, 2011, pursuant to options, warrants, conversions privileges or other rights.  The percentage ownership of the outstanding common stock, however, is based on the assumption, expressly required by the rules of the Securities and Exchange Commission, that only the person or entity whose ownership is being reported has converted options or warrants into shares of our common stock.

Beneficial Ownership of Securities (1)(2)

				Number of	Percent
				Shares of	of Class
	Number of		Number of	Common	Owned	Number of
	Shares of	Percent	Shares of	Assuming	Assuming	Shares of
	Common	Of Class	Series B preferred	Conversion	Conversion	Series C preferred	Percent
	Beneficially	Beneficially	Beneficially	of	of	Beneficially	of Class
Affiliates	Owned	Owned	Owned	Series B (3)	Series B	Owned	Owned
Rochester Capital Partners (4)	14,925,000	61.37%	641,225	15,566,225	54.99%
Gary Rasmussen – CEO & Dir (5)	113,500	0.47%	1,093,227	1,206,727	4.26%	3,500,000	53.85%
Daniel Sherkow -- COO - GUE (6)	400,000	1.64%		400,000	1.41%
Terry Gabby - Controller (7)	165,000	0.68%		165,000	0.58%
Virginia Perfili – Director	314,450	1.29%		314,450	1.11%
Stan Weiner – CFO & Dir (8)	712,383	2.93%		712,383	2.52%
Jacqueline Giroux (9)	59,855	0.25%	2,255,682	2,315,537	8.18%	3,000,000	46.15%

Shares held by Insiders	16,690,188	68.63%	3,990,134	20,680,322	73.06%	6,500,000	100.00%

Other Shareholders	7,627,656	31.38%		7,627,656	26.94%

Total Amounts	24,317,844	100.00%	3,990,134	28,307,978	100.00%	6,500,000	100.00%

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

2.	Figures are rounded to the nearest one-hundredth of a percent.
3.	Each share of Series B Preferred stock is convertible into one share of common stock by the holder at anytime.
4.
Rochester Capital Partners, LP. (RCP), a Nevada limited partnership, holds 14,025,000 shares of common stock and 641,225 shares of Series B Preferred directly. The amount of shares of common stock indicated includes 900,000 shares owned by its limited partners directly.  Gary Rasmussen, CEO of the Company, is the General Partner of RCP and owns a majority equity interest therein. The limited partners are members of Mr. Rasmussen's immediate family. As General Partner, Mr. Rasmussen has voting, investment and dispositive power over the shares of stock owned by the partnership.

5.
Gary Rasmussen holds 13,500 shares of common stock, stock options to purchase 200,000 shares (of which 100,000 are exercisable within 60 days) of our common stock at a price of $0.05, and 1,093,227 shares of Series B Preferred stock directly in his name. The amount of shares indicated does include his indirect interest in the 14,025,000 shares of common stock and 641,225 shares of Series B Preferred stock owned by RCP, of which he is the General Partner, owns a majority equity interest therein and has voting, investment and dispositive power over the shares of stock owned by the partnership. Additionally, Mr. Rasmussen owns 3,500,000 shares of our Series C stock directly in his name. Assuming the conversion of all Series B and Series C preferred stock, Mr. Rasmussen would hold an estimated 36.49% of our then outstanding common stock, not including his interest in RCP, which would result in Mr. Rasmussen controlling an additional 19.25% of our total common stock then outstanding.

6.
Daniel Sherkow holds 250,000 shares of common stock directly in his name, and stock options to purchase 240,000 shares (of which 150,000 are exercisable within 60 days) of our common stock at a price of $0.10 per share.

7.
Mr. Gabby holds 15,000 shares of common stock directly in his name, and stock options to purchase 100,000 shares (of which 50,000 are exercisable within 60 days) of our common stock at a price of $0.05 per share.

8.
Jacqueline Giroux owns 59,855 shares of common stock, 2,255,682 shares of Series B Preferred and 3,000,000 shares of Series C Preferred stock directly in her name. Ms. Giroux is the President and co-founder of Global Universal Film Group, our wholly-owned subsidiary, as well as the President of Global Universal Pictures, which is 30% owned by the Company.  She is neither an officer nor director of Global Entertainment Holdings. Assuming the conversion of all Series B and Series C preferred stock, Ms. Giroux would hold an estimated 32.86% of our then outstanding common stock.

Item 12.        Certain Relationships and Related Transactions,   and Director Independence

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

Item 13.       Principal Accounting Fees and Services

(1)            Audit Fees

The aggregate fees billed for professional services rendered by Larry O’Donnell & Co., CPA, P.C. (through October of 2010, the date of his dismissal), and the aggregate fees for services rendered by Malcolm Pollard, Inc. (from November, 2010 through December 31, 2010), for the audit of our annual financial statements and review of the financial statements included in our Form 10-Q, or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for fiscal year 2010, was $21,000.

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

Not applicable.

PART IV

Item 14.  Exhibits, Financial Statements and Schedules

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

10.13	Investment Agreement with Imperial Capital Holdings, dated January 16, 2006 (Incorporated by reference to the exhibits to Form 8-K filed on February 1, 2006)
10.14	Registration Rights Agreement with Imperial Capital Holdings, dated January 19, 2006 (Incorporated by reference to the exhibits to Form 8-K filed on February 1, 2006)
10.15	Placement Agent Agreement with Brewer Financial Services, LLC., dated January 16, 2006 (Incorporated by reference to the exhibits to Form 8-K filed on February 1, 2006)
10.16	2006 Non-Qualified Stock Compensation Plan (Incorporated by reference to the exhibits to Form S-8 filed on February 28, 2006)
10.19	Share Exchange Agreement with Easy Money Express, Inc., dated March 31, 2006
10.20	Service Agreement between Easy Money Express and M2 Internet, dated June 16, 2006 (1)
10.21	Restated Investment Agreement between the Registrant and Imperial Capital Holdings, dated July 28, 2006 (2)
10.22	Restated Registration Rights Agreement between the Registrant and Imperial Capital Holdings, dated July 28, 2006 (2)
10.23	Restated Placement Agent Agreement between the Registrant and Brewer Financial Services, dated July 28, 2006 (2)
10.24	Letter of Intent between the Registrant and CardMart Plus, dated November 17, 2006 (3)
10.25	Termination of Letter of Intent with CardMart Plus, dated February 20, 2007 (4)
10.26	Letter Agreement to Acquire Shares between the Registrant and Rochester Capital Partners, dated March 5, 2007 (6)
10.27	Acquisition of Hands Free Entertainment (Incorporated by reference to exhibits to Form 8-K, filed on January 4, 2008)
10.28	Disposition of LitFunding USA (Incorporated by reference to exhibits to Form 8-K, filed on April 8, 2008)
10.29	Recession Agreement With Hands Free Entertainment (Incorporated by reference to exhibits to Form 8-K, filed on April 10, 2008)
10.30	Exclusive License Agreement with Global Universal Pictures (Incorporated by reference to exhibits to Form 8-K, filed on December 11, 2008)
10.31	Music Rights Agreement with B & J Pictures (Incorporated by reference to exhibits to Form 8-K, filed on December 11, 2008)
10.32	Guarantee and Amended Exclusive License Agreement with Global Universal Pictures (Incorporated by reference to exhibits to Form 8-K, filed on December 11, 2008)
10.33	Joint Venture Agreement with Global Renaissance Entertainment Group (Incorporated by reference to Exhibit 10.1 to Form 8-K, filed on November 19, 2009)
10.34	Exclusive License Agreement with Global Universal Pictures for Plaster Rock, dated January 4, 2010
10.35	Executive Employment with Daniel Sherkow dated February 15, 2010

10.36	Exclusive License Agreement with Global Universal Pictures for The Night, dated March 19, 2010
10.37	Exclusive License Agreement with Global Universal Pictures for American Sunset, dated April 13, 2009
10.38	Representation Agreement with American Sunset Pictures for Sales of American Sunset, dated April 21, 2010, and Restated Investment Undertaking dated April 21, 2010
10.39	Amended Exclusive License Agreement with Global Universal Pictures for American Sunset, dated May 28, 2010
10.40	Co-Production and Screenplay Purchase Agreement between the Company and MPH Productions, dated June 10, 2010
10.41	Share Exchange Agreement between the Company and Global Renaissance Entertainment Group, dated July 1, 2010
10.42	Executive Employment Agreement dated August 9, 2010

20	Letter to Shareholders dated March 11, 2003 (Incorporated by reference to the exhibits to Form 8-K filed on March 11, 2003)
21	List of Subsidiaries : California LitFunding, E. Evolution Expeditions and LitFunding USA (Incorporated by reference to the exhibits to Form 10-KSB filed on March 21, 2005)
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
___
*              Filed herewith.

(b)            Reports on Form 8-K

The following report on Form 8-K was filed by the Company in 2010, and is incorporated herein by this reference:

(1)  Form 8-K, filed November 10, 2010, regarding changes in Registrant's certifying accountant and Financial Statements and Exhibits.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL ENTERTAINMENT HOLDINGS, INC.

Date: April 15, 2011	By:	/s/ Gary Rasmussen
Name Gary Rasmussen
Title CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Global Entertainment Holdings, Inc.

Date: April 15, 2011	By:	/s/ Gary Rasmussen
Name Gary Rasmussen
Title CEO & Chairman of the Board

Global Entertainment Holdings, Inc.

Date: April 15, 2011	By:	/s/ Stanley Weiner
Name Stanley Weiner
Title Chief Financial Officer & Director

Global Entertainment Holdings, Inc.

Date: April 15, 2011	By:	/s/ Virginia Perfili
Name Virginia Perfili
Title Director