Form 10-Q
period 2011-03-31
Global Entertainment Holdings, Inc.
filed 2011-05-23
CIK 1142488

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011

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

The number of shares of Common Stock, $0.001 par value, outstanding on May 13, 2011 was 23,817,844 shares.

GLOBAL ENTERTAINMENT HOLDINGS, INC.

PART I – FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

Global Entertainment Holdings, Inc.
Consolidated Balance Sheet
	March 31,	December 31,
	2011	2010
	(Unaudited)	(Audited)
Assets
Current assets:
Cash and cash equivalents	$37,037	$31,332
Accounts Receivable	10,000
Note Receivable	85,371	87,450
Accrued Interest Income	14,918	14,918
Total current assets	137,326	143,700

Fixed assets, net	4,849	6,364
Total fixed assets	4,849	6,364

Other assets:
Book Rights	1,864	1,864
TV Game / Reality Show	5,966	5,966
Film Rights	189,175	189,175
Movies	515,325	515,225

Other Assets	2,010	10,038
Producer Investments	150,000	150,000

Total other assets	864,340	872,268

Total assets	$1,006,515	$1,022,332
Liabilities and Stockholders' Equity
Liabilities not subject to compromise
Accounts payable	$118,746	$118,045
Accrued expenses	231,735	225,495
Deferred revenue	85,371	150,000
Notes payable	394,252	346,753
Debentures	40,000	40,000
Total current liabilities	870,104	840,293

Total liabilities	870,104	840,293

Stockholders' equity:

Series B Convertible preferred stock, par value $0.001,
4,000,000 shares authorized, 3,990,314 shares issued and outstanding	3,990	3,990
Series C Convertible preferred stock par value $0.001
6,500,000 shares authorized, 6,500,000 outstanding	6,500	6,500
Common stock, $0.001 par value, 230,000,000 shares
authorized, 23,817,844 and 23,507,844 shares issued and
Outstanding at March 31,2011 and December 31, 2010, respectively	106,092	105,972
Subscription Payable	-	6,400
Additional paid-in capital	11,260,555	11,254,165
Additional paid-in capital Preferred B	271,425	271,425

Accumulated (deficit)	(10,653,621)	(11,466,413)
	11,574	182,039
	$1,006,515	$1,022,332

See notes to consolidated financial statements.

Global Entertainment Holdings, Inc.
Consolidated Statement of Operations
Unaudited

	Three months ended March 31,
	2011	2010
Net Revenue	$63,150	$300,000

Expenses:

General and Administrative expenses	43,236	15,640
Financing expense
Depreciation & Amortization	1,515	2,015
Total operating expenses	44,751	17,655

Net operating Income (loss)	18,399	282,345

Other income (expenses):
Other income (expense)
Interest (expense) net of interest income	(6,825)	(5,056)

Total other income (expenses)	(6,825)	(5,056)

Net Income (loss)	$11,574	$277,289

Net (loss) per share – basic	$0.0005	$0.012

Net (loss) per share - deluted	$0.0002	$0.004

Weighted average number of common shares outstanding - basic	23,704,177	22,579,177

Diluted common shares	68,050,982	64,479,554

Diluted common shares refer to all instruments that have a common share value if exercised.

See notes to consolidated financial statements.

Global Entertainment Holdings Inc.
Consolidated Statement of Cash Flows
Unaudited

	For the Three months ended
	March 31,
	2011	2010
Cash flows from operating activities
Net income (loss)	$11,574	$277,289
Adjustments to reconcile net income to net cash
provided by (used in operating activities)
Depreciation and amortization	1,515	2,015
Reserve for unsuccessful resolution of lawsuits
Share-based compensation	(6,400)	1,000
Changes in assets and liabilities:
Increase (decrease) in account receivables
Increase (decrease) in other assets	(21,379)	(321,130)
Increase (decrease) in contingent advances
Notes receivable
Debt discount
Deferred stock compensation
Increase (decrease) in accounts payable and accrued expenses	(6,941)	11,951
Trade and other claims subject to compromise
Increase (decrease) in deferred revenue
Net cash (used in) operating activities	$(21,631)	$(28,875)

Cash flows from investing activities:
Purchase of property and equipment
Net cash (used in) investing activities

Cash flows from financing activities:
Cash from issuance of common stock		20,000
Cash from exercise of options & warrants
Common stock cancellation
Proceeds from notes payable	47,500	18,000
Repayments of notes payable
Value of Warrants issued
Net cash provided by financing activities	$47,500	$38,000

Increase (decrease) in cash	25,869	9,125
Cash - beginning of period	11,043	2,043
Cash - ending of period	$37,037	$11,168

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

These statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management are necessary for fair presentation of the information contained therein. It is suggested that these condensed interim financial statements be read in conjunction with the audited financial statements of the Company for the year ended December 31, 2010, and notes thereto included in the Company's Form 10-K annual report. The Company follows the same accounting policies in the preparation of interim reports.

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

Global Universal Film Group, Inc., purchased the majority of the Books, TV and Movie Rights in January, 2006, for approximately $160,000. The total capitalized assets as of March 31, 2011, were $717,230, reflecting movie rights acquired for $450,000 in the prior year.  The expenditures that are related to specific Film, TV or Book projects are capitalized as a long-term asset.  The capitalized costs will be amortized using the individual film forecast computation method as film revenues are obtained.

Website Software
The Company adheres to the AICPA Statement of Position 98-1 Accounting For The Cost Of Computer Software Developed or Obtained For Internal Use. During the year 2007 the Company had expenditures of $6,000 for Global Universal film Group Inc. our subsidiary for the development of its website. Software purchased will be amortized over a period of three years straight-line basis. The amortization will begin in the year 2008.  The website expenditure has been fully amortized. as of December 31, 2010

Revenue Recognition
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

On June 17, 2004, a Plan of Reorganization was approved by the Bankruptcy Court. The only remaining bankruptcy liability at March 31, 2011, is $40,000 in principal amount of the Company’s 9% Debentures, which matured on June 30, 2008.

Note 3 – Notes Receivable

On September 22, 2008, the Company entered into an Exclusive License Agreement with Global Universal Pictures, Inc. (“GUP”), whereby the Company granted a worldwide, exclusive license to GUP to use the work entitled "Blue Seduction" (the "Film"). The license includes: (1) the right to promote the Film throughout the world in all languages and in all distribution markets, including TV, home video, DVD and non-theatrical and theatrical markets, and (2) merchandise rights relating to all goods and services appearing in the Film. GUP is a non-controlled affiliate in which the Company owns thirty percent (30%) of the equity of GUP.

Subject to financing of the Film, GUP agreed to pay the Company an all inclusive one-time fee of (i) U.S. $150,000, evidenced by a Promissory Note originally due March 31, 2009 (the "Fee"), and (ii) revenue representing 50% of GUP's "Net Receipts" from the sale of the Film rights in the worldwide marketplace.

The original terms of the October 2, 2008 secured promissory note of $150,000 called for a due date March 31, 2009 with interest to accrue at 10% per annum.  However, due to pending GUP’s litigation against Film Finances of Canada, Ltd. (the Completion Bond company), the Company has agreed to extend the maturity date of this Note until December 31, 2010. GUP has made periodic payments totaling $62,550, and the outstanding balance, as of March 31 2011, is $87,450, plus accrued interest of $14,918.

Note 4 - Deferred Revenue

On September 22, 2008, the Company entered into an Exclusive License Agreement with GUP, whereby the Company granted a worldwide, exclusive license to GUP to use the work entitled "Blue Seduction" (the "Film"). The license includes: (1) the right to promote the Film throughout the world in all languages and in all distribution markets, including TV, home video, DVD and non-theatrical and theatrical markets, and (2) merchandise rights relating to all goods and services appearing in the Film. The Company owns a thirty percent (30%) equity interest in GUP.

As a condition to the license, GUP agreed to credit the Company as the source of the original concept for the Film and Gary Rasmussen, the Company's Chief Executive Officer, as an Executive Producer.

Subject to financing of the Film, GUP agreed to pay the Company an all inclusive one-time fee of (i) U.S. $150,000, evidenced by a Promissory Note originally due on March 31, 2009 (the "Fee"), and (ii) revenue representing 50% of GUP's "Net Receipts" from the sale of the Film rights in the worldwide marketplace. The Company agreed to extend the maturity date for the Note until December 31, 2010.

The $150,000 fee has been reduced by $64,629 reflecting payments against the $150,000 note and recorded as License revenue.

Note 5 – Film Participation Agreements

On January 4, 2010, the Company entered into an Exclusive License Agreement with GUP, whereby the Company granted a worldwide, exclusive license to GUP to use the work entitled "Plaster Rock" (the "Film"). The license includes: (1) the right to promote the Film throughout the world in all languages and in all distribution markets, including TV, home video, DVD and non-theatrical and theatrical markets, and (2) merchandise rights relating to all goods and services appearing in the Film. The Company received a one-time fee of $150,000 and is entitled to receive thirty (30%) of the Net Profits received from the exploitation of the Film. As a condition to the license agreement, GUP agreed to credit the Company as the source of the original concept for the Film and Gary Rasmussen, the Company’s Chief Executive Officer, as Executive Producer. Additionally, Global Universal Film Group (GUFG), the Company’s wholly-owned subsidiary responsible for film sales and web operations, invested $150,000 into 647241 N.B. Ltd. (doing business as Crush Pictures), the special purpose vehicle formed by GUP to produce and own the Film in exchange for a preferred return of its investment and the exclusive sales rights for all territories, with the exception of Canada. The source of funds was the fee received from GUP for the exclusive license granted by the Company.

On March 19, 2010, the Company entered into an Exclusive License Agreement with GUP, whereby the Company granted a worldwide, exclusive license to GUP to use the work entitled "The Night" (the "Film"). The license includes: (1) the right to promote the Film throughout the world in all languages and in all distribution markets, including TV, home video, DVD and non-theatrical and theatrical markets, and (2) merchandise rights relating to all goods and services appearing in the Film. The Company received a one-time fee of $150,000 and is entitled to receive thirty (30%) of the Net Profits received from the exploitation of the Film.  As a condition to the license agreement, GUP agreed to credit the Company as the source of the original concept for the Film and Gary Rasmussen, the Company’s Chief Executive Officer, as Executive Producer. Additionally, Global Universal Film Group (GUFG), the Company’s wholly-owned subsidiary responsible for film sales and web operations, invested $150,000 into 649679 N.B. Ltd. (doing business as The Night Pictures), the special purpose vehicle formed by GUP to produce and own the Film in exchange for a preferred return of its investment and the exclusive sales rights for all territories, with the exception of Canada.  The source of funds was the fee received from GUP for the exclusive license granted by the Company.

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

On June 10, 2010, the Company entered into a Co-Production and Screenplay Purchase agreement with MPH Productions to acquire the rights to a screenplay entitled “Seeing Things”, and to co-produce said screenplay into a feature film in cooperation with MPH Productions.  The terms of the agreement call for the Company to purchase the screenplay at a price of $25,000, with an immediate payment of $15,000 and the balance due within one year. The Company will have the exclusive right to co-produce the feature film based on the script for a period of one year, with an option to extend said exclusive right for an additional one year upon payment of an additional $5,000.  The screenplay was written by the principals of MPH and entails the true-life story about a spiritual being that has inhabited their Los Angeles residence for the past 18 years. The story of Seeing Things has been well documented by paranormal investigators and the subject of several television shows. More recently, Seeing Things was the focus of a SyFy Channel television program called “Fact or Faked: Paranormal Files”, that was broadcast on July 29, 2010. Additional information on the story can be found at the following website, which is not operated by the Company:  http://www.drkrm.com/ghost2.html .

Note 6 - Debentures

During the year ended December 31, 2002, the Company issued $200,000 in principal amount, 5-year, 9% convertible debenture, due January 1, 2007. Included was one debenture due to a related party for $10,000. Interest is due semi-annually on the first day of June and December of each year, commencing June 1, 2003 until fully paid. As part of the plan of reorganization, these debentures were amended with a new maturity of June 30, 2008. In December 2007, the Company converted $150,000 principal amount of the debentures, plus approximately $21,000 in accrued interest, into 171,000 shares of Common Stock.  At March 31, 2011 the Company had debentures outstanding of $40,000, with accrued interest totaling $18,000.

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

Note 7- Debt

Notes payable at March 31, 2011 comprised of the following:

Note payable to entity, original balance of $19,181. Principal and interest due June 15, 2006. The Note is unsecured. In default.	$9,591

Note payable to entity, original balance $32,187. This note is unsecured. Due May 15, 2006. In default.	$6,094

Note payable to entity, original balance of $15,000 due in three monthly installments of $5,000 beginning April 15, 2006. The Note is unsecured. In default.	$10,000

Note payable to entity, original balance of $30,502 due in two monthly installments of $15,251 beginning April 15, 2006. The Note is unsecured. In default.	$15,251

Advances to be converted into notes. Net of EME advances of $12,000	$19,486

Notes payable face amounts totaling $42,500, with various interest rates and due dates. The notes have been verbally extended. Accrued interest $17,840.55	$42,500

Note payable face amount $40,000, dated May 1, 2008, interest rate 12% due date April 30, 2009. Currently in default. An extension is being pursued. Accrued interest $14,007.67	$40,000

Note payable face amount $20,000, dated May 1, 2008, interest rate 12% due date April 30, 2009. Currently in default. An extension is being pursued. Accrued interest $7,003.84	$20,000

Note payable face amount $8,000, dated July 7, 2008, interest rate 12% due date March 31, 2009. Currently in default. An extension is being pursued. Accrued Interest $2,595.88	$8,000

Note payable face amount $4,500, dated July 8, 2008, interest rate 12% due date March 31, 2009. Currently in default. An extension is being pursued. Accrued Interest $1,458.93	$4,500

Note payable face amount $4,500 date August 19, 2008, interest rate 12% due date March 31, 2009. Currently in default. An extension is being pursued. Accrued Interest $1,413.07	$4,500

Global Notes with no specified due dates and varying interest rates. Accrued interest $4,869	$32,730

Note payable face amount $25,000 date January 13, 2009, interest rate 10% due date March 31, 2009 with a 30-day grace period. Currently in default. An extension is being pursued. Accrued interest $3,320.71	$25,000

Note payable face amount $2,000 date February 17, 2009, interest rate 6% due date April 15, 2010. Accrued interest $254.58	$2,000

Note payable face amount $1,500 date March 6, 2009, interest rate 6% due date April 15, 2010 Accrued interest $187.66.	$1,500

Note payable face amount $10,000 date January 29, 2010, interest rate 6% due date September 30, 2010. Accrued interest $551	$10,000

Note payable face amount $5,000 date March 22, 2010, interest rate 6 % due date October 31, 2010 Accrued interest $355.88	$5,000

Note payable face amount $5,000 date April 12, 2010, interest rate 6% due date October 31, 2010. Accrued interest $290.28	$5,000

Note payable face amount $1,300 date April 21, 2010, interest rate 6% due date December 31, 2010. Accrued interest $72.45	$1,300

Note payable face amount $1,800 date June 3, 2010, interest rate 6% due date October 31, 2010. Accrued interest $90.60	$1,800

Note payable face amount $15,000 date June 9, 2010, interest rate 6% due date June 30, 2011. Accrued interest $682.88	$15,000

Note payable (convertible into common stock) face amount $17,500 dated June 23, 2010, interest rate 8%, due date March 23, 2011.Accrued interest $898.56	$17,500

Note payable (convertible into common stock) face amount $15,000 dated September 30, 2010, interest rate 8% due date May 23, 2011.	$15,000

Note payable face amount $10,000 date September 30, 2010 interest rate 6 % due date December 31, 2011. Accrued interest $298.48	$10,000

Note payable face amount $25,000 date December 30, 2010 interest rate 6% due January 1,2012 Accrued interest $373.97	$25,000

Note Payable face amount $47,500 date March 14, 2011 interest rate 8% due December 16, 2011. Accrued interest $145.75	47,500

Total	$394,252

Note 8 – Stockholders’ Equity

Common Stock – Issued

The following common stock was issued during the three months ending March 31, 2011.

On February 3, 2011, the Company issued 100,000 restricted shares of its $0.001 par value common stock at $0.018 to a individual as compensation for services performed.

On February 3, 2011, the Company issued 50,000 restricted shares of its $0.001 par value common stock to a company for services at a price of $0.06 per share, as documented by a contract dated January 3, 2011.

On February 3, 2011, the Company issued 150,000 restricted shares of its $0.001 par value common stock at $0.01 to an executive officer in accordance with the terms of his employment agreement.

On February 3, 2011 the Company issued 10,000 restricted shares of its $0.001 par value common stock at $0.01 to an individual for an asset purchased.

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

Series C Convertible Preferred Stock
The Series C Convertible Preferred Stock (“Series C Stock”). The Series C Stock is non-dilutive and, the initial 6,000,000 shares authorized and issued to Gary Rasmussen (our CEO) and Jackelyn Giroux (former co-owner of Global Universal Film Group), will convert into 60% of the Company’s outstanding common stock as calculated immediately after such conversion.  A full description of the terms and conditions of the Series C Preferred Stock is listed as exhibit 3.3, incorporated by such reference as a part of this on Form 10-Q.

In November, 2008, the Company’s Board of Directors authorized the issuance of an additional 500,000 shares of Series C Preferred stock to Mr. Rasmussen in partial consideration for his agreement to: (i) reduce his salary to $10,000 per month, (ii) to defer the receipt of his salary and other compensation until such time as the Company has sufficient funds, and (iii) for his agreement to forego receipt of all accrued salary due him from inception of his employment through September 30, 2008. These shares were issued in April of 2009.

Note 9 – Contingencies

The Company is not a party to any litigation as of the date of this quarterly report.

Note 10 – Warrants and Options

During the three months ended March 31, 2011, the following stock options were issued:

Pursuant to the terms of an employment agreement of an executive, the Company agreed to grant the executive an option to purchase up to 240,000 shares of its restricted common stock at a price of $.10 per share. The option vests at the rate of 30,000 shares for each quarter in which the executive has remained an employee in good standing with the Company. The executive is presently entitled to exercise purchase rights with respect to a total of 120,000 shares.

Options and Warrants Exercised
There were no stock options or warrants exercised during the three months ended March 31, 2011.

The summary of activity for the Company's stock options/warrants is presented below:

	Three Months March 31, 2011	Weighted Average Exercise Price
Options/warrants outstanding at beginning of period	1,720,675		$1.65
Granted	30,000		$.10
Exercised		$
Amended
Terminated/Expired		$
Options/warrants outstanding at end of period	1,750,675		$1.39
Options/warrants exercisable at end of period	1,750,675		$1.39

Price per share of options outstanding	$0.05 -70.00

Weighted average remaining contractual lives	2.7 years

Weighted average fair value of options or warrants granted or extended during the period.	$0.01

Note 11 – Related Party Transactions (See Note 5 – Film Participation Agreements)

On January 4, 2010, the Company entered into an Exclusive License Agreement with Global Universal Pictures, Inc. (“GUP”), whereby the Company granted a worldwide, exclusive license to GUP to use the work entitled "Plaster Rock – Terror on the Tobique" ("Plaster Rock").  GUP is a non-controlled affiliate due to the Company’s ownership of thirty percent (30%) of the equity interest in GUP.  As consideration for the License Agreement, the Company received a one-time fee of $150,000, plus an ongoing thirty percent (30%) equity interest in the net revenues received by GUP from exploitation of the rights to Plaster Rock.  As a condition to the license agreement, GUP agreed to credit the Company as the source of the original concept for the Film and Gary Rasmussen, the Company’s Chief Executive Officer, as Executive Producer. Additionally, Global Universal Film Group (GUFG), the Company’s wholly-owned subsidiary responsible for film sales and web operations, invested $150,000 into the ownership of Plaster Rock and was appointed as the Exclusive Sales Agent for Plaster Rock for all worldwide territories, except Canada. The original rights to Plaster Rock were acquired by the Company from Jackie Giroux in connection with her previous employment as a shareholder and officer of Global Universal Film Group, now a wholly-owned subsidiary of the Company. Ms. Giroux will receive a fee as Producer of the Film directly from GUP. The source of funds was the fee received from GUP for the Exclusive License granted by the Company.

On March 19, 2010, the Company entered into an Exclusive License Agreement with GUP, whereby the Company granted a worldwide, exclusive license to GUP to use the work entitled "The Night" (“The Night"). The Company received a one-time fee of $150,000, plus an ongoing thirty percent (30%) equity interest in the net revenues received by GUP from exploitation of the rights to The Night.  As a condition to the license agreement, GUP agreed to credit the Company as the source of the original concept for the Film and Gary Rasmussen, the Company’s Chief Executive Officer, as Executive Producer.  Additionally, Global Universal Film Group (GUFG), the Company’s wholly-owned subsidiary responsible for film sales and web operations, invested $150,000 into the ownership of The Night and was appointed as the Exclusive Sales Agent for The Night for all worldwide territories, except Canada. The original rights to the story for The Night were acquired by the Company from a third party and licensed to GUP. Also, the story was written into a screen play by Ms. Giroux in connection with her previous employment as an officer of Global Universal Film Group, now a wholly-owned subsidiary of the Company. Ms. Giroux will receive a fee as Producer of The Night directly from GUP. The source of funds was the fee received from GUP for the Exclusive License granted by the Company.

Note 12 - Subsequent Events

On April 14, 2011, the Company and Global Renaissance Entertainment Group entered into a Rescission Letter whereby the parties agreed to rescind a joint venture between the companies that was intended to finance motion pictures through Global Renaissance Funding, LLC., a wholly owned subsidiary of the Company. As of the date of this report, no financial transactions or other operational activities were undertaken and no capital was raised.

On May 11, 2001, the Company's wholly-owned subsidiary, Global Universal Entertainment, entered into an option/purchase agreement (Option Agreement) for the screenplay and book rights to a film entitled "Mr. Pink." The Company issued a preliminary press release regarding this event on May 19, 2011.

Copies of the Rescission Letter and the Option Agreement are filed as Exhibits 10.44 and 10.45, respectively, to this Form 10-Q. The description of the transactions described in these documents do not purport to be complete and are qualified in their entirety by reference to the full text of the documents filed as exhibits hereto and incorporated herein by reference.

Note 13 - Going Concern

Although the Company has recently realized profits, those profits were derived from the sale of intellectual property rights (e.g., music and screenplays) to Global Universal Pictures (a non-controlled affiliate), and those profits were immediately invested into several films being produced by GUP in exchange for the worldwide sales rights for the films, with the exception of Canada.  As a result, the Company did not receive any cash flow for working capital purposes in those transactions and has only recently begun to receive cash flow from sales of the films.  Over the past two years, the Company has realized significant losses and lack of cash flow. Unless significant additional investment capital is obtained by the Company, or a major reduction in operating losses occurs from positive cash flow from its film sales, the Company could be in jeopardy of continuing operations. The Company seeks to generate needed funds to continue ongoing operations from debt or equity sources, formation of joint ventures, the sale of Company stock through a Private Placement and/or advances from the primary shareholder.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW AND OUTLOOK

Since the Fall of 2008, management of the Company focused efforts and resources on building its core business of developing, financing and producing feature-length films, which operations are conducted primarily through its wholly-owned subsidiaries of Global Universal Entertainment, Inc. (U.S. Film Productions) and Global Universal Film Group, Inc. (Film Sales and Internet Operations), as well as through its affiliation with Global Universal Pictures, Inc., a non-controlled Canadian corporation (“GUP”), in which the Company holds a thirty percent (30%) equity interest.  The Company has been developing the brand name “Global Universal”, under which certain members of management have conducted operations for over twenty years. Additionally, the Company formed Global Renaissance Funding, LLC., a 100% owned subsidiary that the Company plans to carry out financing activities relating to funding production of a slate of films. The Company had previously intended to operate GRF as a joint venture in cooperation with Global Renaissance Entertainment Group (GREG), a company organized by Arthur Wylie. However, no financing activities had evolved since October of 2009 and the parties agreed to rescind the joint venture on April 14, 2011.

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

The films the Company produces itself will eventually become part of the Company’s film library. The Company holds a small library of films, which it obtained when it acquired Global Universal Film Group, Inc. (“GUFG”), a company previously owned by Gary Rasmussen (our CEO) and Jackelyn Giroux (President of GUP in Canada).  Additionally, the Company owns the rights “in house” to twelve screenplays (originally written by Jackelyn Giroux and now owned as a result of the Company’s acquisition of GUFG), which it intends to either sell or license to other production companies, such as the four screenplays previously sold to GUP, or produce itself or in partnership with other film production companies. Therefore, the Company is able to by-pass the script optioning process for these films, avoiding rights and development fees, which can be a significant financial burden to the Company and may involve a costly and time-consuming process.  Management believes that such proprietary ownership may significantly reduce development costs and the time necessary to move a film project from development to production.

A film library, over time, is expected to build asset value for the Company.  Following the license term of each picture (7 years for direct-to-video releases and 20 years for theatrical releases), the film distribution rights and eventual ownership will become part of the Company’s assets.  Consequently, the Company can build a significant film library that may be re-licensed on either an “ad-hoc” or “packaged” basis, or sold to a third party. Film libraries are typically valued by estimating future revenues from future sale cycles and then calculating a net present valuation. Pay, free and syndication broadcasters are continually re-licensing titles. Future revenues may also be derived from new sources such as cell phones, iPods, video on demand, Internet broadcasts etc.

With regard to the films produced by GUP in Canada, the Company sold the intellectual property rights for four films (i.e., story right and/or the screenplay) to GUP (a non-controlled affiliate entity), which resulted in the Company recognizing a profit prior to the completion of the films. Such profits were immediately re-invested into the production of these four films in exchange for worldwide sales rights, with the exception of Canada (due to Canadian tax rules requiring sales of such rights in Canada to be undertaken by a Canadian company), as well as a profit participation in each film. The Company has recently realized cash flow from three of such films as sales agent.

Because a portion of the IRS tax code, specifically Section 181, providing a dollar-for-dollar tax write-off for investments in films, was recently signed back into law in December of 2010, the Company can achieve significant additional financial advantages by having its investors utilize a 100% write-off under Section 181, further reducing the risk of investment in the motion pictures it produces. Because the implementation of the IRS Section 181 write-off is applicable in those investments undertaken in the United States, the Company plans to concentrate more of its productions into the United States, which also provides the added benefit of eliminating currency risk.

Because of the combination of financing strategies noted above, the risk of the Company's investment in the production of its films is reduced considerably and profitability may be possible for even a direct-to-video release, followed by additional income derived from pay, cable, satellite, free and syndicated television exhibition.  The Company anticipates that at least one of the films it intends to produce in a slate of films (subject to availability of financing) may warrant and receive a theatrical release prior to its video distribution.  There is, of course, no guarantee of a theatrical release for any film that may be produced by the Company, although the Company anticipates that any distribution company it selects will use its “best efforts” to obtain U.S. theatrical release through an “out put” or “first look” arrangement with a major film studio.

Current Operations

The company has proven its ability to finance and produce films and validated its financial strategy of significantly mitigating investment risk.  The Company plans to expand its present business operations from producing low budget, genre pictures with recognizable talent, conducted in the past primarily through Global Universal Pictures (Canada), to our U.S. subsidiaries and is focusing on raising capital for the production of films with better known talent in the U.S. Such films will be produced by Global Universal Entertainment, whose management will concentrate on developing a higher quality, slate of several films with “B+” and “A” rated talent, which are expected to result in significant revenues, as well as the potential for a theatrical release and/or major distribution that could provide the Company with valuable name recognition within the film industry. Furthermore, by producing a slate of planned films in the U.S. (through our wholly-owned subsidiary, GUE), the Company anticipates greater rewards in terms of increasing assets and building a significant revenue stream, because such U.S. films will be 100% owned and accounted for on the Company's financial statements, as opposed to films produced by our 30% owned Canadian affiliate, which the Company accounts for as an investment. Therefore, neither the film asset nor its revenues flow directly to the Company.  However, the Company will still be able to realize revenues from the sale of film rights of films produced by GUP because Global Universal Film Group (GUFG) is the sales agent for such films as a result of its investment in the films.

One of the ways the Company plans to facilitate film production activities in the US is by forming joint ventures with entities that have access to financial resources.  Although the Company's joint venture with Arthur Wylie's Global Renaissance Entertainment Group had not produced any results, we believe that the concept of partnering with select entities that can bring financing resources and/or production elements to our film production operations can help build significant assets and revenue for the Company, while minimizing investment risk inherent in the film business.

Recently, the Company acquired the motion picture/television rights to the book “Mr. Pink”, which tells the true story of four college-aged boys who pull off a spectacular heist of extraordinarily valuable art books and nearly get away with it. Because of the nature of the story and the age range of the protagonists in the book, the Company believes that this property developed as feature motion picture would have great success in the marketplace.  The Company has already begun conversations with well known talent to star in the proposed picture and is working towards commencing production late in 2011.  At the same time, the Company has already had conversations with two well known studios with whom the Company may partner in bringing the motion picture based on the book to the screen.  It is too premature, at this time, to speculate on the outcome of the present discussions with the studios concerning this project.

The Company has also secured permission from the writer of an original screenplay, “Harts Location”, to produce a motion picture based on that screenplay.  Well known acting talent Bruce Dern, Laurie Dern, and Diane Ladd have agreed to star in the proposed production, which the Company has had budgeted at $4 million.  If the production were to take place in New Mexico it would be entitled to a cash rebate of approximately $850 thousand through the State Incentive program. The Company would also pursue its aforementioned methods of risk minimization by making certain judicious foreign “presales” in selected territories.  And, the investment in the production would also allow the Company, or its partner investors, if any, to benefit from the provisions of the IRS Section 181 investment write-off.  The Company believes that using these techniques, it is possible, although not a certainty, to cover the entire cost of the picture before production is complete.

Other Business

In late 2010, the Company announced its entry into the business of online distribution and sales of DVD's and Blu-Ray disc's, which operations will be conducted through Global Universal Film Group (GUFG), a wholly-owned subsidiary.  The Company's American Sunset has been offered for sale since September 2010, exclusively on the film's website: www.AmericanSunsetTheMovie.com, operated by GUFG.  Just prior to the end of the third quarter, the Company received its first revenues from online sales. The Company is offering Plaster Rock: Terror on the Tobique for sale on the film's website: www.PlasterRockMovie.com, also operated by GUFG.  The Company has entered into agreements with third parties for the duplication and fulfillment of DVD and Blu-Ray disc's, thus establishing the Company's business of online retail sales of DVD and Blu-Ray disc's.

In early November, 2010, Global Universal Film Group, a wholly-owned subsidiary, signed an agreement with Level 4 Stonehenge Development Partners (Level4), that will enable the electronic distribution of American Sunset on Apple's iTunes website, using a State-of-the-Art application technology developed by Level4 called "AppFlik TM ".  This new embedded application technology is being featured initially on iTunes due to the success of the  iPhone and iPad, which are emerging as the viewing screens of choice.  However, with the recent introduction and high degree of consumer acceptance of other platforms (i.e. Google TV, Apple’s iTv, Sprint's EVO 4g and DroidX), the potential market for the delivery of film content using the AppFlik TM is accelerating rapidly and could help the Company achieve increased results with its online sales.  American Sunset , featuring the late Corey Haim (www.CoreyHaimRemembered.com), is now available for sale on Apple's iTunes app store.  Pending the initial sales results for American Sunset sales on the iTunes website, management will act quickly to employ this application technology in the distribution of Plaster Rock and The Night , as well as additional films the Company intends to produce or with distribution rights that it may acquire from third party film production companies.

Results of Operations

The following overview provides a summary of key information concerning our financial results for the first quarter of 2011 and 2010.

Total operating expenses were $44,751 and $17,655, for the three month period ended March 31, 2011, and March 31, 2010, respectively.  The increase of $27,096 in General and Administrative expenses was primarily the result of audit accounting as required by the SEC for past years audited by CPA’s that were barred from performing SEC audits.  The remaining difference was due to travel expenses required to  promote developed films.

Our net income was $11,574 for the three months ended March 31, 2011, as compared to a net income of $277,289 for the three months ended March 31, 2010. The decrease in income of $265, 715 was the result of no sales of movie scripts for the quarterly period, and marginally limited start up revenue from online sales of DVDs..

Operation Plan

The Company has recently been concentrating its efforts on raising capital to cover basic operating needs and continue production of lower budgeted films, as well as raising significant capital to develop, finance and produce a slate of several, higher quality, feature films (see descriptions of “Mr. Pink” and “Harts Location” projects above) through Global Universal Entertainment, our U.S. subsidiary.

We had minimal cash on hand as of March 31, 2011, and, additional funds will be required to satisfy our working capital requirements for the next twelve months. Our plan of operation entails our continued production of films primarily in the U.S., taking advantage of certain State sponsored Incentive programs as well as benefits derived from IRC Section 181, and realistic foreign presales as well as domestic distribution arrangements where applicable.

Additionally, we will endeavor to increase sales and to raise funds to implement our business plan of developing, financing, producing and selling feature films. We plan to raise these funds through private and institutional or other offerings, including equity and interest bearing convertible debentures. To this end, we may retain various consultants, finders and/or brokers to assist us in our efforts to raise larger amounts of capital for investment in the films we produce.  As compensation, we may grant these entities incentive stock or stock options and/or render payments in cash.

We will also endeavor to establish relationships with selected financial partners and/or film production companies, whose contributions may include cash, financing enhancements and/or production elements such as production capabilities, working relationships with talent agencies and distribution companies.

The Company is also in discussions with other third party financiers, including lending institutions, private investors, or other sources who are seeking to finance several high quality motion picture projects that will feature well known, recognizable acting talent.  These productions will expand the company into “higher quality” product that will command wider distribution both domestically and in foreign markets. While there can be no assurance that the present negotiations will conclude successfully, management is cautiously optimistic about the negotiations and prospects of outside financing for its intended film projects.  There is no guarantee that we will be able to raise sufficient capital to commence any film production and, if we are unable to obtain financing, our ability to continue with planned operations will be materially hindered.

The Company is also discussing a more significant relationship with several foreign sales companies which would represent and sell our library of pictures in overseas markets thereby establishing a reliable stream of  revenue for the company.

The new, “higher quality” pictures into which the Company intends to expand, are expected to add revenue from both the domestic and foreign markets and also from increased exploitation through theatrical release as well as ancillary rights, merchandising, product placement and new media applications.  No assurances can be given that the Company will develop the resources to expand it’s film projects, or if such films are developed that they will be commercially successful.

Liquidity and Capital Resources

Liquidity is a measure of a company’s ability to meet potential cash requirements.  We have historically met our capital requirements through the issuance of stock and by borrowings.  In the future we believe we will be able to provide the necessary liquidity we need by the issuance of debt and equity and from revenues generated from our operations.

Satisfaction of our cash obligations for the next 12 months.

As of March 31, 2011, our cash balance was $37,037  Our plan for satisfying our cash requirements for basic operations over the next 12 months entails the sale of our securities to private individuals or institutions, or third party financing, and/or traditional bank financing or through sales of film rights. We intend to make appropriate plans to insure sources of additional capital in the future to fund growth and expansion through additional equity or debt financing or credit facilities. No assurance can be made that such financing would be available, and if available it may take either the form of debt or equity.  In either case, the financing could have a negative impact on our financial condition and our Stockholders.

Despite our recent profits for the twelve month ending December 31, 2010, we anticipate that we may incur operating losses over the next twelve months. Our lack of operating history and lack of a significant level of film sales makes predictions of future operating results difficult to ascertain. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies in new and rapidly evolving entertainment and technology markets. Such risks include, but are not limited to, an evolving and unpredictable business model and the management of growth. To address these risks we must, among other things, implement and successfully execute our business and marketing strategy, continue to develop and upgrade technology and products, respond to competitive developments, and continue to attract, retain and motivate qualified personnel. There can be no assurance that we will be successful in addressing such risks, and the failure to do so can have a material adverse effect on our business prospects, financial condition and results of operations.

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

We currently employ four full-time employees and several part-time employees and independent contractors. We do not anticipate any significant changes in the number of full-time employees during the next 12 months.

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

ITEM 3.   QUATITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the Company’s market risk exposures from those reported in our Annual Report on Form 10-K for the year ended December 31, 2010.

ITEM 4.   CONTROLS AND PROCEDURES (SEE NOTES)

The Company’s management under the supervision and with the participation of the Company’s Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), performed an evaluation of the effectiveness of the design, maintenance and operation of the Company’s disclosure controls and procedures as of March 31, 2011. Based on the evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective.  There has been a significant change in the Company's internal controls with the addition of legal counsel for an outside review of disclosures and disclosure controls.  Their have been no other changes in the Company’s internal controls or in other factors that materially affected, or would reasonably be likely to materially affect the Company’s internal control over financial reporting.

We conducted an evaluation, with the participation of Gary Rasmussen, our current Chief Executive Officer, and Stanley Weiner, our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of March 31, 2011, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, Messrs. Rasmussen and Weiner have concluded that as of March 31, 2011, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Notwithstanding the results of our two most recent quarterly periods, we have not been profitable since inception and have lost money on both a cash and non-cash basis.  However, for the three months ended March 31, 2011, we produced net income of $11,574, and net income of $277,289 for the quarter ended March 31, 2010.  Our accumulated deficit at the end of March 31, 2011, was $10,653,621. Future losses are likely to occur, as we are dependent on spending money to pay for our operations and currently rely on limited sales of intellectual rights to feature films produced by our Canadian affiliate, Global Universal Pictures, for off-setting revenue.  No assurances can be given that we will be successful in maintaining profitable operations as realized in the current and previous quarterly periods.  Accordingly, we may experience liquidity and cash flow problems during the next 12 months.  If such problems are indeed realized, our ability to operate may be severely impacted or alternatively we may be forced to terminate some or all of our operations.

We are subject to a working capital deficit, which means that our current assets on March 31, 2011, were not sufficient to satisfy our current liabilities and, therefore, our ability to continue operations is at risk.

We had a working capital deficit for the three months ended March 31, 2011, which means that our current liabilities exceeded our current assets on March 31, 2011 by $732,778.  Current assets are assets that are expected to be converted to cash within one year and, therefore, may be used to pay current liabilities as they become due.  Our working capital deficit means that our current assets on March 31, 2011, were not sufficient to satisfy all of our current liabilities on March 31, 2011.  If our ongoing operations do not begin to provide sufficient profitability to offset the working capital deficit, we may have to raise capital or debt to fund the deficit or curtail future operations.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

On May 9, 2011, the Company received a comment letter from the staff of the Securities and Exchange Commission (the "SEC"), dated May 9, 2010 by fax, relating to the Company's Form 10-K for the year ended December 31, 2010,.  The Company is composing a response letter that will adequately respond to the SEC comments. We anticipate having the response letter filed with the SEC by the end of this the month.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were sales of unregistered equity securities during the three months ending March 31, 2011.

On March 14, 2011, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with Asher Enterprises, Inc., a Delaware corporation (the “Asher”), for the sale of an 8% convertible promissory note in the face amount of Forty Seven Thousand Five Hundred ($47,500.00) Dollars (the “Note”).

The Note matures in December 2011 and provides for interest at the rate of eight (8%) percent per annum. The Note may be converted into unregistered shares of our common stock, par value $0.001 per share, at the Conversion Price, as defined below, in whole, or in part, at any time beginning 180 days after the date of the Note, at the option of Asher (the “Common Stock”). The Conversion Price shall be equal to 61% multiplied by the market price equal to the average of the three (3) lowest closing bid prices of the Common Stock during the ten (10) trading day period prior to conversion. The Note also contains a prepayment option whereby the Company may make a payment to Asher at prices ranging from 135% to 150% of the then outstanding unpaid principal, interest and any other amounts that might be due for penalties or an event of a default under the Note during the 180-day period following the date of issuance of the Note upon three (3) trading days’ prior written notice to Asher.

The Company made the private placement of these securities in reliance upon Section 4(2) of the Securities Act of 1933, as amended (the “Act”), Rule 506 of Regulation D, and the rules and regulations promulgated thereunder, and/or upon any other exemption from the registration requirements of the Act, as applicable.

Copies of the Purchase Agreement and the Note are filed as Exhibits 10.43 and 10.44, respectively, to this Form 10-Q. The description of the transactions contemplated by these agreements does not purport to be complete and is qualified in its entirety by reference to the full text of the documents filed as exhibits hereto and incorporated herein by reference.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    (RESERVED)

ITEM 5.    OTHER INFORMATION

None.

ITEM 6.    EXHIBITS

Exhibit Number	Description
2.1
Plan and agreement of merger between RP Entertainment Inc., RP Acquisition Corp. and LitFunding Corp. dated February 21, 2003(Incorporated by reference to the exhibits to Form 8-K filed on March 11, 2003)

2.2	U.S. Bankruptcy Court Stipulation between LitFunding Corporation and Petitioning Creditors dated November 14, 2003(Incorporated by reference to the exhibits to Form 8-K filed on December 4, 2003)
2.3	U. S. Bankruptcy Court Notice of Entry of Judgment (Incorporated by reference to the exhibits to Form 8-K filed on December 4, 2003)
2.4	U.S. Bankruptcy Court Chapter 11 Plan of Reorganization dated April 7, 2004 (Incorporated by reference to the exhibits to Form 8-K filed on July 6, 2004)
2.5
Agreement and Plan of Merger between LitFunding Inc., LFDG Subsidiary Corp. and Easy Money Express Inc. dated February 7 th , 2006 (Incorporated by reference to the exhibits to Form 8-K filed on February 13, 2006)

3(i).1	Articles of Incorporation dated July 2, 1996 (Incorporated by reference to the exhibits to Form SB-2 filed on June 19, 2001)
3(i).2	Certificate of Amendment to Articles of Incorporation dated September 4, 1996 (Incorporated by reference to the exhibits to Form SB-2 filed on June 19, 2001)
3(ii).1	By-Laws dated September 2, 1996 (Incorporated by reference to the exhibits to Form SB-2 filed on June 19, 2001)
3(ii).2	Amendment of By-laws dated March 5, 1997 (Incorporated by reference to the exhibits to Form SB-2 filed on June 19, 2001)
3.3	Certificate of Amendment to Designation of Series B Convertible Preferred Stock, dated December 6, 2007 (10)
3.4	Certificate of Designation of Series C Convertible Preferred Stock, dated January 9, 2008 ( Incorporated by reference to exhibit 3.3 to Form10-QSB filed on August 14, 2008 )
3.5	Amendment of Certificate of Designation of Series C Convertible Preferred Stock, dated November 8, 2008
4.1	Common Stock Certificate Form (Incorporated by reference to the exhibits to Form SB-2 filed on June 19, 2001)
10.1	Agreement between RP Entertainment Inc. and Brutus Productions dated May 1, 1999 (Incorporated by reference to the exhibits to Form SB-2A filed on August 3, 2001)
10.2	Amended 2002 Employee Stock Compensation Plan Prospectus dated September 2, 2003 (Incorporated by reference to the exhibits to Form S-8 filed on September 10, 2003)
10.3	Amended 2002 Employee Stock Compensation Plan Certification of Plan Adoption dated September 2, 2003 (Incorporated by reference to the exhibits to Form S-8 filed on September 10, 2003)
10.4	2004 Stock Option Plan dated March 9, 2004 (Incorporated by reference to the exhibits to Form DEF 14A filed on July 13, 2004)
10.5	Employment Agreement between LitFunding USA and Stephen D. King dated October 2004 (Incorporated by reference to the exhibits to Form S-8 filed on October 28, 2004)
10.6	Investment Agreement between LitFunding Corp. and Dutchess Private Equities Fund, L.P. dated January 14, 2005 (Incorporated by reference to the exhibits to Form 8-K filed on January 21, 2005)
10.7	Registration Rights Agreement between LitFunding Corp. and Dutchess Private Equities Fund, L.P. dated January 14, 2005(Incorporated by reference to the exhibits to Form 8-K filed on January 21, 2005)
10.8	Option Agreement between Silver Dollar Productions Inc. and Morton Reed dated January 31, 2005 (Incorporated by reference to the exhibits to Form PRE 14C filed on March 21, 2005)
10.9	Certificate of Designation dated July 25, 2005 (Incorporated by reference to the exhibits to Form S-8 filed on July 28, 2005)

10.10	Binding letter of intent of merger between LitFunding Corp. and Cashwize Inc. dated September 15, 2005 (Incorporated by reference to the exhibits to Form 8-K filed on September 19, 2005)
10.11	Letter of intent of merger between LitFunding Corp. and Easy Money Express Inc. dated December 14, 2005 (Incorporated by reference to the exhibits to Form 8-K filed on January 3, 2006)
10.12
Binding Letter of Intent between Silver Dollar Productions, Inc. and Global Universal Film, Group Ent. Inc. dated December 21, 2005(Incorporated by reference to the exhibits to Form 8-K filed on January 12, 2006)

10.13	Investment Agreement with Imperial Capital Holdings, dated January 16, 2006 (Incorporated by reference to the exhibits to Form 8-K filed on February 1, 2006)
10.14	Registration Rights Agreement with Imperial Capital Holdings, dated January 19, 2006 (Incorporated by reference to the exhibits to Form 8-K filed on February 1, 2006)
10.15	Placement Agent Agreement with Brewer Financial Services, LLC., dated January 16, 2006 (Incorporated by reference to the exhibits to Form 8-K filed on February 1, 2006)
10.16	2006 Non-Qualified Stock Compensation Plan (Incorporated by reference to the exhibits to Form S-8 filed on February 28, 2006)
10.19	Share Exchange Agreement with Easy Money Express, Inc., dated March 31, 2006
10.20	Service Agreement between Easy Money Express and M2 Internet, dated June 16, 2006 (1)
10.21	Restated Investment Agreement between the Registrant and Imperial Capital Holdings, dated July 28, 2006 (2)
10.22	Restated Registration Rights Agreement between the Registrant and Imperial Capital Holdings, dated July 28, 2006 (2)
10.23	Restated Placement Agent Agreement between the Registrant and Brewer Financial Services, dated July 28, 2006 (2)
10.24	Letter of Intent between the Registrant and CardMart Plus, dated November 17, 2006 (3)
10.25	Termination of Letter of Intent with CardMart Plus, dated February 20, 2007 (4)
10.26	Letter Agreement to Acquire Shares between the Registrant and Rochester Capital Partners, dated March 5, 2007 (6)
10.27	Acquisition of Hands Free Entertainment (Incorporated by reference to exhibits to Form 8-K, filed on January 4, 2008)
10.28	Disposition of LitFunding USA (Incorporated by reference to exhibits to Form 8-K, filed on April 8, 2008)
10.29	Recession Agreement With Hands Free Entertainment (Incorporated by reference to exhibits to Form 8-K, filed on April 10, 2008)
10.30	Exclusive License Agreement with Global Universal Pictures (Incorporated by reference to exhibits to Form 8-K, filed on December 11, 2008)
10.31	Music Rights Agreement with B & J Pictures (Incorporated by reference to exhibits to Form 8-K, filed on December 11, 2008)
10.32	Guarantee and Amended Exclusive License Agreement with Global Universal Pictures (Incorporated by reference to exhibits to Form 8-K, filed on December 11, 2008)
10.33	Joint Venture Agreement with Global Renaissance Entertainment Group (Incorporated by reference to Exhibit 10.1 to Form 8-K, filed on November 19, 2009)
10.34	Exclusive License Agreement with Global Universal Pictures for Plaster Rock, dated January 4, 2010
10.35	Executive Employment Agreement dated February 15, 2010
10.36	Exclusive License Agreement with Global Universal Pictures for The Night, dated March 19, 2010
10.37	Exclusive License Agreement with Global Universal Pictures for American Sunset, dated April 13, 2009
10.38	Representation Agreement with American Sunset Pictures for Sales of American Sunset, dated April 21, 2010, and Restated Investment Undertaking dated April 21, 2010
10.39	Amended Exclusive License Agreement with Global Universal Pictures for American Sunset, dated May 28, 2010
10.40	Co-Production and Screenplay Purchase Agreement between the Company and MPH Productions, dated June 10, 2010
10.41	Share Exchange Agreement between the Company and Global Renaissance Entertainment Group, dated July 1, 2010
10.42	Executive Employment Agreement dated August 9, 2010
10.43*	Securities Purchase Agreement with Asher Enterprises, dated March 14, 2011
10.44*	Convertible Promissory Note payable to Asher Enterprises, dated March 14, 2011
10.45*	Rescission Letter with Global Renaissance Entertainment Group, dated April 14, 2011
10.46*	Option Agreement for Mr. Pink, dated May 17, 2010
20	Letter to Shareholders dated March 11, 2003 (Incorporated by reference to the exhibits to Form 8-K filed on March 11, 2003)
21	List of Subsidiaries : California LitFunding, E. Evolution Expeditions and LitFunding USA (Incorporated by reference to the exhibits to Form 10-KSB filed on March 21, 2005)
21.1
List of Subsidiaries: Global Universal Film Group, Global Universal Entertainment (formerly Easy Money Express), Global Renaissance Funding, LLC., and Global Universal Pictures, a Canadian Corporation - 30% owned. (Incorporated by reference to the exhibits to Form 10-K, filed on April 15, 2011)

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 (filed herewith).
31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 (filed herewith).
32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLOBAL ENTERTAINMENT HOLDINGS, INC. (Registrant)

May 23, 2011	By:	/s/ Gary Rasmussen
Gary Rasmussen
Chief Executive Officer