Form 10-Q
period 2011-06-30
Global Entertainment Holdings, Inc.
filed 2011-08-22
CIK 1142488

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011

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

The number of shares of Common Stock, $0.001 par value, outstanding on August 16, 2011 was 24,117,844 shares.

GLOBAL ENTERTAINMENT HOLDINGS, INC.

PART I – FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

Global Entertainment Holdings, Inc.
Consolidated Balance Sheet

	June 30,	December 31,
	2011	2010*
	(Unaudited)	(Audited)
Assets
Current assets:
Cash and cash equivalents	$11,168	$31,332
Accounts Receivable	10,000	10,000
Note Receivable	63,785	87,450
Accrued Interest Income	15,176	14,918
Total current assets	100,129	143,700

Fixed assets, net	3,334	6,364
Total fixed assets	3,334	6,364

Other assets:
Website Software: Less Amortization		2,000
Intangible Assets	712,230	712,230
Other Assets	8,710	10,038
Producer Investments	150,000	150,000

Total other assets	870,940	872,268

Total assets	$974,403	$1,022,332

_____________
* Please refer to Notes 2 and 13 to these financial statements.

Global Entertainment Holdings, Inc.
Consolidated Balance Sheet

	June 30,	December 31,
	2011	2010	*
	(Unaudited)	(Audited)
Liabilities and Stockholders' Equity
Liabilities not subject to compromise
Accounts payable	$134,848	$118,045
Accrued expenses	233,552	225,495
Deferred revenue	63,785	150,000
Notes payable	354,424	346,753
Debentures	40,000	40,000
Total current liabilities	826,609	880,293

Total liabilities	826,609	880,293

Stockholders' equity:

Series B Convertible preferred stock, par value $0.001, 4,000,000 shares authorized, 3,990,314 shares issued and outstanding	3,990	3,990
Series C Convertible preferred stock par value $0.001 6,500,000 shares authorized, 6,500,000 shares issued and outstanding	6,500	6,500
Common stock, $0.001 par value, 230,000,000 shares authorized, 24,117,844 and 23,507,844 shares issued and outstanding at June 30,2011 and December 31, 2010, respectively	106,631	105,972
Shares authorized & unissued		6,400
Additional paid-in capital	11,263,255	11,254,165
Additional paid-in capital Preferred B	271,425	271,425
Additional paid-in capital Preferred C

Accumulated (deficit)	(11,507,009)	(11,466,413)
	(147,794)	182,039
	$974,403	$1,022,332
______________
* Please refer to Notes 2 and 13 to these financial statements.

Global Entertainment Holdings, Inc.
Consolidated Statement of Operations
Unaudited

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010
Net Revenue	$35,525	$150,000 *	98,675	450,000 *

Expenses:

General and Administrative expenses	47,192	47,481	91,893	63,121

Depreciation & Amortization	1,515	2,015	3,030	4,030
Total operating expenses	48,707	49,496	94,923	67,151

Net Operating Income (loss)	(13,182)	100,504	3,752	382,849

Other income (expenses):
Other income (expense)				598
Interest (expense) net of interest income	(3,988)	(5,357)	(10,813)	(10,413)

Total other income (expenses)	(3,988)	(5,357)	(10,813)	(9,815)

Net Income (loss)	$(17,170)	$95,147	(7,061)	373,034
_______________ *Please refer to Notes 2 and 13 to these financial statements.

Net Income (loss) per share – basic	$(0.001)	$0.004	$(0.000)	$0.02
Diluted net income per share		0.002		0.009

Weighted average number of common shares outstanding – basic	23,850,811	23,104,217	23,777,899	22,843,148

Diluted shares used in per share calculation		40,956,881		40,539,170

Diluted common shares refer to all instruments that have a common share value if exercised.

See notes to consolidated financial statements.

Global Entertainment Holdings, Inc.
Statements of Changes in Stockholders' Equity

	Common Stock		Preferred Stock		Preferred Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Paid in Capital (Common)	Paid in Capital (Preferred B)	Accumulated (Deficit)	Total Stockholders Equity
Balance, December 31, 2009	22,667,844	105,037	6,500,000	6,500	3,990,314	3,990	11,180,765	271,425	(12,114,518)	(183,076)
Shares issued for cash	500,000	500					29,500			30,000
Shares issued for services	30,000	30					1,310			1340
Shares issued for investment	110,000	110					990			1,100
Shares authorized unissued	310,000						6,400			6,400
Shares issued for compensation	300,000	300					6,700			7,000
Net Profit for the year ended December 31,2010									284,243	284,243
Balance December 31,2010	23,507,844	105,977	6,500,000	6,500	3,990,314	3,990	11,254,165	271,425	(11,466,413)	182,039
Shares issued for cash
Shares issued for services	160,000	160					4,740			4,900
Shares issued for investment
Shares authorized unissued
Shares issued for compensation	150,000	150					1350			1,500
Net Profit for the period ended March 31,2011									11,574	11,574
Balance March 31,2011	23,817,844	106,092	6,500,000	6,500	3,990,314	3,990	11,260,555	271,425	(11,653,621)	11,574
Shares issued for cash
Shares issued for services
Shares issued for investment
Shares authorized unissued
Shares issued for compensation	300,000	300					2,700			3,000
Net Profit for the period ended June 30,2011									(7,061)	(7,061)
Balance June 30 ,2011	24,117,844	106,631	6,500,000	6,500	3,990,314	3,990	2,700	271,425	(11,507,009)	(147,794)

Global Entertainment Holdings Inc.
Consolidated Statement of Cash Flows
Unaudited

	For the Six months ended
	June 30,
Cash flows from operating activities	2011	2010*
Net income (loss)	$(7,061)	$373,034
Adjustments to reconcile net income to net cash provided by (used in operating activities)
Depreciation and amortization	3,030	4,030
Reserve for unsuccessful resolution of lawsuits
Share-based compensation	(9,400)
Changes in assets and liabilities:
Increase (decrease) in account receivables
Increase (decrease) in other assets	(1,328)	(32,259)
Increase (decrease) in contingent advances
Notes receivable
Debt discount
Deferred stock compensation
Increase (decrease) in accounts payable and accrued expenses	8,270	32,866
Trade and other claims subject to compromise
Increase (decrease) in deferred revenue	(86,473)
Net cash (used in) operating activities	$92,964	377,671

Cash flows from investing activities:
Purchase of property and equipment		(450,000)
Net cash (used in) investing activities		(450,000)
__________ * Please refer to Notes 2 and 13 to these financial statements.
Cash flows from financing activities:
Cash from issuance of common stock		20,000
Cash from exercise of options & warrants
Common stock cancellation
Proceeds from notes payable	47,500	55,600
Repayments of notes payable	25,000
Proceeds from investor participation borrowings
Principal repayments on capital lease obligations
Value of Warrants issued	300	300
Net cash provided by financing activities	$72,800	(374,100)

Increase (decrease) in cash	(20,164)	3,571
Cash - beginning of period	31,332	11,168
Cash - ending of period	$11,168	$14,739
See notes to consolidated financial statements.

Global Entertainment Holdings Inc.
Notes To Consolidated Financial Statements

Note 1- Net Income Per Share

Following is a reconciliation of the shares used for the basic earnings per share (EPS) and diluted EPS calculations.

Basic EPS:

	Three Months		Six Months
	Ended June 30		Ended June 30
	2011	2010	2010	2011
Weighted average number of shares of common stock outstanding	23,850,811	23,104,217	23,777,899	22,843,148

Fully Diluted:	40,956,881	40,539,170
Diluted EPS:	$(0.000)	$0.002	$0.009	$(0.000)

The Company’s options and warrants issued were not included in the dilative calculation as their exercise price exceeded the weighted average stock price.

Note 2 - Basis of Presentation

The condensed interim financial statements included herein, presented in accordance with United States generally accepted accounting principles and stated in United States dollars, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

These statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management are necessary for fair presentation of the information contained therein. It is suggested that these condensed interim financial statements be read in conjunction with the audited financial statements of the Company for the year ended December 31, 2010, and notes thereto included in the Company's Form 10-K annual report; however, you should not rely on the financial statements contained in the Company’s annual report on Form 10-K for the year ended December 31, 2010.

The Company follows the same accounting policies in the preparation of interim reports. Results of operation for the interim period are not indicative of annual results.

Fixed Assets
Fixed assets are stated at cost less accumulated depreciation. Depreciation is recorded on a straight-line basis over a period of the shorter of the related applicable lease term or the estimated useful lives of the assets ranging from 3 to 5 years. Depreciation expense for the six months ending June 30, 2011 and 2010, was $3,030 and $4,030 respectively.

Long Term Assets
The Book, TV and Film Rights costs are recorded as assets as required by the AICPA Statement Of Position 00-2. The costs will be amortized using the individual film forecast computation method.

Global Universal Film Group, Inc. (“GUFG”) purchased the majority of the Books, TV and Movie Rights in January, 2006, for approximately $160,000. The total capitalized assets as of June 30, 2011, were $717,230, reflecting movie rights acquired for $450,000 in the prior year.  The expenditures that are related to specific Film, TV or Book projects are capitalized as a long-term asset.  The capitalized costs will be amortized using the individual film forecast computation method as film revenues are obtained.

Website Software
The Company adheres to the AICPA Statement of Position 98-1 Accounting For The Cost Of Computer Software Developed or Obtained For Internal Use. During the year 2007 the Company had expenditures of $6,000 for GUFG, our subsidiary for the development of its website. Software purchased will be amortized over a period of three years straight-line basis. The amortization will begin in the year 2008.  The website expenditure has been fully amortized as of December 31, 2010.

Revenue Recognition
Film revenue from licensing agreements is recognized when the license period Begins and the licensee and the Company become contractually obligated under a non-cancellable agreement. All revenue recognition for license agreements is in compliance with the AICPA's Statement of Position 00-2, Accounting by Producers or Distributors of Films. To date, GUFG has not produced any film revenue.

On May 9, 2011, the Company received a comment letter from the Securities and Exchange Commission (the “SEC”) relating to the Company’s filing on Form 10-K for the year ended December 31, 2010.  The Staff expressed concern that the $450,000 in revenues received from Global Universal Pictures, Inc. (“GUP”)  and recognized by the Company in 2010 was not appropriately recognized as the cash was received from an affiliated party and subsequently re-invested into a special purpose entity formed by the affiliated party to fund production of the films.

The Company disagreed with the Staff’s position in as much as each payment received was in exchange for the sale of a valuable asset (i.e., the intellectual property rights underlying the film), and the subsequent decision to invest in the production of the film was in exchange for separate valuable consideration (i.e., the exclusive sales rights to the films).

In late July, 2011, after further discussion and consideration, the Company acquiesced to the Staff’s position and will restate its consolidated statement of revenues for the year ended December 31, 2010, by eliminating revenue of $450,000.  In the future, revenue will be booked as the investment in each film is repaid.

The restatement of revenue for 2010 will be finalized in the third quarter of 2011 and will be included in an amended annual report on Form 10-K.  Until such time as this report is filed, investors should not rely on the financial statements contained in the Company’s annual report on Form 10-K for the year ended December 31, 2010.

Note 3 - Bankruptcy Petition and Reorganization

On April 2, 2003, certain creditors filed an involuntary bankruptcy petition under Chapter 7 of the United States Bankruptcy Code against LitFunding Corp., a Nevada corporation.

On June 17, 2004, a Plan of Reorganization was approved by the Bankruptcy Court. The only remaining bankruptcy liability at March 31, 2011 is $40,000 in principal amount of the Company’s 9% Debentures, which matured on June 30, 2008.

Note 4 – Notes Receivable

On September 22, 2008, the Company entered into an Exclusive License Agreement with Global Universal Pictures, Inc. (“GUP”), whereby the Company granted a worldwide, exclusive license to GUP to use the work and screenplay owned by the Company entitled "Blue Seduction" (the "Film"). The license includes: (1) the right to promote the Film throughout the world in all languages and in all distribution markets, including TV, home video, DVD and non-theatrical and theatrical markets, and (2) merchandise rights relating to all goods and services appearing in the Film. GUP is a non-controlled affiliate in which the Company owns thirty percent (30%) of the equity of GUP.

Subject to financing of the Film, GUP agreed to pay the Company an all inclusive one-time fee of (i) U.S. $150,000, evidenced by a Promissory Note originally due March 31, 2009 (the "Fee"), and (ii) revenue representing 50% of GUP's "Net Receipts" from the sale of the Film rights in the worldwide marketplace.

The original terms of the October 2, 2008 secured promissory note of $150,000 called for a due date March 31, 2009 with interest to accrue at 10% per annum.  However, due to pending GUP’s litigation against Film Finances of Canada, Ltd.,a completion bond company, the Company agreed to extend the maturity date of this Note until January 31, 2013, in consideration of GUP’s assignment of all revenues due from Starz Media, Anchor Bay and Kaleidoscope Entertainment, it’s distributors for the film Blue Seduction. GUP has made periodic payments totaling $86,215, and the outstanding balance, as of June 30, 2011, is $63,785 plus accrued interest of $14,918.

Note 5- Deferred Revenue

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

As a condition to the license, GUP agreed to credit the Company as the source of the original concept (storyline) for the Film and Gary Rasmussen, the Company's Chief Executive Officer, as an Executive Producer.

Upon GUP’s receipt of financing for the production of the Film in October of 2008, GUP paid the Company an all inclusive one-time fee of (i) U.S. $150,000, as evidenced by a Promissory Note originally due on March 31, 2009 (the "Fee"), and (ii) revenue representing 50% of GUP's "Net Receipts" from the sale of the Film rights in the worldwide marketplace. The Company agreed to extend the maturity date for the Note until January 31, 2013.

The $150,000 fee has been reduced by $86,215 reflecting payments against the $150,000 note and recorded as License revenue. The payment of $23,665 received in the second quarter ended June 30, 2011, has been applied against deferred revenue.

Note 6 – Film Participation Agreements

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

On March 19, 2010, the Company entered into an Exclusive License Agreement with GUP, whereby the Company granted a worldwide, exclusive license to GUP to use the work entitled "The Night" (the "Film"). The license includes: (1) the right to promote the Film throughout the world in all languages and in all distribution markets, including TV, home video, DVD and non-theatrical and theatrical markets, and (2) merchandise rights relating to all goods and services appearing in the Film. The Company received a one-time fee of $150,000 and is entitled to receive thirty (30%) of the Net Profits received from the exploitation of the Film.  As a condition to the license agreement, GUP agreed to credit the Company as the source of the original concept for the Film and Gary Rasmussen, the Company’s Chief Executive Officer, as Executive Producer. Additionally, GUFG, the Company’s wholly-owned subsidiary responsible for film sales and web operations, invested $150,000 into 649679 N.B. Ltd. (doing business as “The Night Pictures”), the special purpose vehicle formed by GUP to produce and own the Film in exchange for a preferred return of its investment and the exclusive sales rights for all territories, with the exception of Canada.  The source of funds was the fee received from GUP for the exclusive license granted by the Company.

In April and May of 2010, the Company finalized its pending transaction with Global Universal Pictures and its subsidiary, 643402 N.B., Inc. (doing business as “American Sunset Pictures”), relating to the Company’s involvement with the feature film titled, “American Sunset” (the “Film”).  The Canadian Audio-Visual Certification Office (“CAVCO”) had requested an amendment of the original Exclusive Licensing Agreement, as well as other supporting documentation, which was originally signed in 2009, to include the transfer of the copyright for American Sunset.  The transfer of the copyright rights was done by an amendment to the Exclusive License Agreement, which was signed on May 28, 2010.  Additionally, on April 21, 2010, GUFG, entered into a Restated Investment Undertaking, replacing the Company in the original, and a Representation Agreement, whereby GUFG  would make the investment in the Film and be entitled to receive a sales fee on all sales of the rights to the Film, with the exception of any Canadian sales.

The foregoing descriptions of our film participation and transaction agreements are qualified in their entirety by reference to the more complete information set forth in the full text of the related transaction Agreements, which have been filed as exhibits to our quarterly reports for the periods ended March, 2010 and June, 2010, as filed with the SEC last year.

On May 9, 2011, the Company received a comment letter from the SEC relating to the Company’s filing on Form 10-K for the year ended December 31, 2010.  The Staff expressed concern that the $450,000 in revenues received from GUP and recognized by the Company in 2010 was not appropriately recognized as the cash was received from an affiliated party and subsequently re-invested into a special purpose entity formed by the affiliated party to fund production of the films.

The Company disagreed with the Staff’s position in as much as each payment received was in exchange for the sale of a valuable asset (i.e., the intellectual property rights underlying the film), and the subsequent decision to invest in the production of the film was in exchange for separate valuable consideration (i.e., the exclusive sales rights to the films).

In late July, 2011, after further discussion and consideration, the Company acquiesced to the Staff’s position and will restate its consolidated statement of revenues for the year ended December 31, 2010, by eliminating revenue of $450,000.  In the future, revenue will be booked as the investment in each film is repaid.

The restatement of revenue for 2010 will be finalized in the third quarter of 2011 and will be included in an amended annual report on Form 10-K.  Until such time as this report is filed, investors should not rely on the financial statements contained in the Company’s annual report on Form 10-K for the year ended December 31, 2010.

On June 10, 2010, the Company entered into a Co-Production and Screenplay Purchase agreement with MPH Productions to acquire the rights to a screenplay entitled “Seeing Things”, and to co-produce said screenplay into a feature film in cooperation with MPH Productions.  The terms of the agreement call for the Company to purchase the screenplay at a price of $25,000, with an immediate payment of $15,000 and the balance due upon completion of financing. The Company will have the exclusive right to co-produce the feature film based on the script for a period of one year, with an option to extend said exclusive right for an additional one year upon payment of an additional $5,000.  On June 11, 2011, the Company paid MPH Productions a fee of $5,000 to extend its exclusive rights for one year.

Note 7 - Debentures

During the year ended December 31, 2002, the Company issued $200,000 in principal amount, 5-year, 9% convertible debenture, due January 1, 2007. Included was one debenture due to a related party for $10,000. Interest is due semi-annually on the first day of June and December of each year, commencing June 1, 2003 until fully paid. As part of the plan of reorganization, these debentures were amended with a new maturity of June 30, 2008. In December 2007, the Company converted $150,000 principal amount of the debentures, plus approximately $21,000 in accrued interest, into 171,000 shares of Common Stock.  At June 30, 2011, the Company had debentures outstanding of $40,000, with accrued interest totaling $20,700.

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

Note 8 – Debt
Notes payable at June 30, 2011 comprised of the following:

Note payable to entity, original balance of $19,181. Principal and interest due June 15, 2006. The Note is unsecured. In default.	$9,591
Note payable to entity, original balance $32,187. This note is unsecured. Due May 15, 2006. In default.	$6,094
Note payable to entity, original balance of $15,000 due in three monthly installments of $5,000 beginning April 15, 2006. The Note is unsecured. In default.	$10,000
Note payable to entity, original balance of $30,502 due in two monthly installments of $15,251 beginning April 15, 2006. The Note is unsecured. In default.	$15,251
Advances to be converted into notes. Net of EME advances of $12,000	$19,486
Notes payable face amounts totaling $42,500, with various interest rates and due dates. The notes have been verbally extended. Accrued interest $13,475.76	$42,500

Note payable face amount $40,000, dated May 1, 2008, interest rate 12% due date April 30, 2009. Currently in default. An extension is being pursued. Accrued interest $12,000.00	$40,000
Note payable face amount $20,000, dated May 1, 2008, interest rate 12% due date April 30, 2009. Currently in default. An extension is being pursued. Accrued interest $6,000.00	$20,000
Note payable face amount $8,000, dated July 7, 2008, interest rate 12% due date March 31, 2009. Currently in default. An extension is being pursued. Accrued Interest $2,395.97	$8,000
Note payable face amount $4,500, dated July 8, 2008, interest rate 12% due date March 31, 2009. Currently in default. An extension is being pursued. Accrued Interest $1,338.02	$4,500
Note payable face amount $4,500 date August 19, 2008, interest rate 12% due date March 31, 2009. Currently in default. An extension is being pursued. Accrued Interest $1,338.02	$4,500
Global Notes with no specified due dates and varying interest rates. Accrued interest $4,869	$32,730
Note payable face amount $2,000 date February 17, 2009, interest rate 6% due date April 15, 2010. Accrued interest $254.58	$2,000
Note payable face amount $1,500 date March 6, 2009, interest rate 6% due date April 15, 2010 Accrued interest $187.66.	$1,500
Note payable face amount $5,000 date March 22, 2010, interest rate 6 % due date Amended to April 30,2012 Accrued interest $430.50	$5,000
Note payable face amount $5,000 date April 12, 2010, interest rate 6% due date Amended to April30, 2012. Accrued interest $364.90	$5,000
Note payable face amount $1,300 date April 21, 2010, interest rate 6% due date Amended to April 30, 2012. Accrued interest $91.56	$1,300
Note payable face amount $1,800 date June 3, 2010, interest rate 6% due date Amended to April 30, 2012. Accrued interest $117.90	$1,800
Note payable face amount $15,000 date June 9, 2010, interest rate 6% due date Amended to April 30, 2012. Accrued interest $907.65	$15,000
Note payable (convertible into common stock) face amount $17,500 dated June 23, 2010, interest rate 8%, due date March 23, 2011.Accrued interest $695.04	$17,500
Note payable (convertible into common stock) face amount $15,000 dated September 30, 2010, interest rate 8% due date May 23, 2011. Accrued interest $1,148.45	$15,000
Note payable face amount $10,000 date September 30, 2010 interest rate 6 % due date Amended to April 30, 2012. Accrued interest $447.72	$10,000
Note payable face amount $25,000 date December 30, 2010 interest rate 6% due Amended to April 30,2012 Accrued interest $747.94	$25,000
Note Payable face amount $47,500 date March 14, 2011 interest rate 8% due December 16, 2011. Accrued interest $747.94	47,500
Total	$354,424

Note 9 – Stockholders’ Equity

Common Stock – Issued
The following shares of the Company’s common stock were issued during the six months ending June 30, 2011:

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

On June 21, 2011, the Company issued 300,000 restricted shares of its $0.001 par value common stock at $0.01 to an executive officer in accordance with the terms of his employment agreement.

Series “B” Convertible Preferred Stock
On December 6, 2006, pursuant to the terms of a certain reverse tri-party merger with Global Universal Film Group, Inc., dated March 7, 2006 (“Merger Agreement”), we issued a total of 1,500,000 shares of our Series B, Convertible Preferred Stock (“Series B Stock”) to the stockholders of Global Universal. Global Universal became a wholly-owned subsidiary of the Company.  Gary Rasmussen, our CEO, owned 50% of the shares of Global Universal and received 750,000 shares pursuant to the merger. Jackelyn Giroux, President of Global Universal, received 750,000 shares.

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

Note 10 – Contingencies

The Company is not a party to any litigation as of the date of this quarterly report.

Note 11 – Warrants and Options

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

During the three months ended June 30, 2011, no stock options were issued:

Options and Warrants Exercised
There were no stock options or warrants exercised during the three months ended March 31, 2011.
There were no stock options or warrants exercised during the three months ended June 30, 2011.
The summary of activity for the Company's stock options/warrants is presented below:
	Six Months June 30, 2011	Weighted Average Exercise Price
Options/warrants outstanding at beginning of period	1,720,675		$1.65
Granted	30,000		$.10
Exercised		$
Amended
Terminated/Expired		$
Options/warrants outstanding at end of period *	1,750,675		$1.39
Options/warrants exercisable at end of period	1,750,675		$1.39

Price per share of options outstanding	$0.05 -70.00

Weighted average remaining contractual lives	2.4 years

Weighted average fair value of options or warrants granted or extended during the period.	$0.01
* Included in this figure are 300,000 warrants issued by the Company that expired on July 31, 2011.  A calculation using the Black Scholes method was made to determine the fair value of the warrants, which value was charged to financial consulting expense in the amount of $18,000. The account was added as additional paid in capital.

Note 12 – Related Party Transactions (See Note 5 – Film Participation Agreements)

On January 4, 2010, the Company entered into an Exclusive License Agreement with Global Universal Pictures, Inc. (“GUP”), whereby the Company granted a worldwide, exclusive license to GUP to use the work entitled "Plaster Rock – Terror on the Tobique" ("Plaster Rock").  GUP is a non-controlled affiliate due to the Company’s ownership of thirty percent (30%) of the equity interest in GUP.  As consideration for the License Agreement, the Company received a one-time fee of $150,000, plus an ongoing thirty percent (30%) equity interest in the net revenues received by GUP from exploitation of the rights to Plaster Rock.  As a condition to the license agreement, GUP agreed to credit the Company as the source of the original concept for the Film and Gary Rasmussen, the Company’s Chief Executive Officer, as Executive Producer. Additionally, GUFG, the Company’s wholly-owned subsidiary responsible for film sales and web operations, invested $150,000 into the ownership of Plaster Rock and was appointed as the Exclusive Sales Agent for Plaster Rock for all worldwide territories, except Canada. The original rights to Plaster Rock were acquired by the Company from Jackie Giroux in connection with her previous employment as a shareholder and officer of Global Universal Film Group, now a wholly-owned subsidiary of the Company. Ms. Giroux will receive a fee as Producer of the Film directly from GUP. The source of funds was the fee received from GUP for the Exclusive License granted by the Company.

On March 19, 2010, the Company entered into an Exclusive License Agreement with GUP, whereby the Company granted a worldwide, exclusive license to GUP to use the work entitled "The Night" (“The Night"). The Company received a one-time fee of $150,000, plus an ongoing thirty percent (30%) equity interest in the net revenues received by GUP from exploitation of the rights to The Night.  As a condition to the license agreement, GUP agreed to credit the Company as the source of the original concept for the Film and Gary Rasmussen, the Company’s Chief Executive Officer, as Executive Producer.  Additionally, GUFG, the Company’s wholly-owned subsidiary responsible for film sales and web operations, invested $150,000 into the ownership of The Night and was appointed as the Exclusive Sales Agent for The Night for all worldwide territories, except Canada. The original rights to the story for The Night were acquired by the Company from a third party and licensed to GUP. Also, the story was written into a screen play by Ms. Giroux in connection with her previous employment as an officer of Global Universal Film Group, now a wholly-owned subsidiary of the Company. Ms. Giroux will receive a fee as Producer of The Night directly from GUP. The source of funds was the fee received from GUP for the Exclusive License granted by the Company.

Note 13 - Subsequent Events

On May 9, 2011, the Company received a comment letter from the SEC relating to the Company’s filing on Form 10-K for the year ended December 31, 2010.  The Staff expressed concern that the $450,000 in revenues received from GUP and recognized by the Company in 2010 was not appropriately recognized as the cash was received from an affiliated party and subsequently re-invested into a special purpose entity formed by the affiliated party to fund production of the films.

The Company disagreed with the Staff’s position in as much as each payment received was in exchange for the sale of a valuable asset (i.e., the intellectual property rights underlying the film), and the subsequent decision to invest in the production of the film was in exchange for separate valuable consideration (i.e., the exclusive sales rights to the films).

In late July, 2011, after further discussion and consideration, the Company acquiesced to the Staff’s position and will restate its consolidated statement of revenues for the year ended December 31, 2010, by eliminating revenue of $450,000.  In the future, revenue will be booked as the investment in each film is repaid.

The restatement of revenue for 2010 will be finalized in the third quarter of 2011 and will be included in an amended annual report on Form 10-K.  Until such time as this report is filed, investors should not rely on the financial statements contained in the Company’s annual report on Form 10-K for the year ended December 31, 2010.

Note 14 - Going Concern

Although the Company has recently realized profits, those profits were derived from the sale of intellectual property rights (e.g., music and screenplays) to GUP (a non-controlled affiliate), and those profits were immediately invested into several films being produced by GUP in exchange for the worldwide sales rights for the films, with the exception of Canada.  As a result, the Company did not receive any cash flow for working capital purposes in those transactions and has only recently begun to receive cash flow from sales of the films.  Over the past two years, the Company has realized significant losses and lack of cash flow. Unless significant additional investment capital is obtained by the Company, or a major reduction in operating losses occurs from positive cash flow from its film sales, the Company could be in jeopardy of continuing operations. The Company seeks to generate needed funds to continue ongoing operations from debt or equity sources, formation of joint ventures, the sale of Company stock through private placement and/or advances from the primary shareholder.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, including "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 2 of Part I of this report include forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by forward-looking statements.

In some cases, you can identify forward-looking statements by terminology such as "may," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," "proposed," "intended," or "continue" or the negative of these terms or other comparable terminology. You should read statements that contain these words carefully, because they discuss our expectations about our future operating results or our future financial condition or state other "forward-looking" information. There may be events in the future that we are not able to accurately predict or control. Before you invest in our securities, you should be aware that the occurrence of any of the events described in this Quarterly Report could substantially harm our business, results of operations and financial condition, and that upon the occurrence of any of these events, the trading price of our securities could decline and you could lose all or part of your investment. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, growth rates, levels of activity, performance or achievements. We are under no duty to update any of the forward-looking statements after the date of this Quarterly Report to conform these statements to actual results.

The factors impacting these risks and uncertainties include, but are not limited to:

●	increased competitive pressures from existing competitors and new entrants;

●	increases in interest rates or our cost of borrowing or a default under any material debt agreements;

●	deterioration in general or regional economic conditions;

●	adverse state or federal legislation or regulation that increases the costs of compliance, or adverse findings by a regulator with respect to existing operations;

●	loss of customers or sales weakness;

●	inability to achieve future sales levels or other operating results;

●	the unavailability of funds for capital expenditures and/or general working capital; and

●	operational inefficiencies in distribution or other systems.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's discussion and analysis of financial condition and results of operations is provided as a supplement to the accompanying unaudited, condensed, consolidated financial statements and notes to help provide an understanding of our financial condition, changes in financial condition and results of operations.

OVERVIEW

Since the Fall of 2008, management of the Company has focused efforts and resources on building its core business of developing, financing and producing feature-length films, which operations are conducted primarily through its wholly-owned subsidiaries of Global Universal Entertainment, Inc. (U.S. Film Productions) and Global Universal Film Group, Inc. (Film Sales and Internet Operations), as well as through its affiliation with Global Universal Pictures, Inc., a non-controlled Canadian corporation (“GUP”), in which the Company holds a thirty percent (30%) equity interest.  The Company has been developing the brand name “Global Universal”, under which certain members of management have conducted operations for over twenty years. Additionally, the Company formed Global Renaissance Funding, LLC, a 100% owned subsidiary that the Company plans to carry out financing activities relating to funding the production of films.

The Company utilizes a combination of high yielding tax credits, bankable pre-sales and reinvestment of its producer's fee to offset a majority of a film's cost.

The films the Company produces itself will eventually become part of the Company’s film library. A film library, over time, is expected to build asset value for the Company.  Following the license term of each picture (7 years for direct-to-video releases and 20 years for theatrical releases), the film distribution rights and eventual ownership will become part of the Company’s assets.  Consequently, the Company could build a significant film library that may be re-licensed on either an “ad-hoc” or “packaged” basis, or sold to a third party. Film libraries are typically valued by estimating future revenues from future sale cycles and then calculating a net present valuation. Pay, free and syndication broadcasters are continually re-licensing titles. Future revenues may also be derived from new sources such as cell phones, iPods, video on demand, Internet broadcasts etc.

The Company holds a small library of films, which it obtained when it acquired Global Universal Film Group, Inc. (“GUFG”). Additionally, the Company owns the rights “in house” to twelve screenplays (originally written by Jackelyn Giroux), which it intends to either sell or license to other production companies or produce itself or in partnership with other film production companies. The Company is therefore able to by-pass the script optioning process for these films, avoiding rights and development fees, which can be a significant financial burden to the Company and may involve a costly and time-consuming process.  Management believes that such proprietary ownership may significantly reduce development costs and the time necessary to move a film project from development to production.

The Company has already sold the intellectual property rights for four films (i.e., story right and/or the screenplay) to GUP, which resulted in the Company recognizing a profit prior to the completion of the films. Such profits were immediately re-invested into the production of these four films in exchange for worldwide sales rights, with the exception of Canada (due to Canadian tax rules requiring sales of such rights in Canada to be undertaken by a Canadian company), as well as a profit participation in each film. The Company has recently realized cash flow from three of such films as the exclusive sales agent.

Current Operations

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

One of the ways the Company plans to facilitate film production activities in the US is by forming joint ventures with entities that have access to financial and/or film production resources which could help build significant assets and revenue streams for the Company, while minimizing investment risk inherent in the film business.

Recently, the Company acquired the motion picture/television rights to the book “Mr. Pink” and also secured permission from the writer of an original screenplay, “Harts Location”, to produce a motion picture based on that screenplay.

Other Business

In late 2010, the Company announced its entry into the business of online distribution and sales of DVD's and Blu-Ray disc's, which operations will be conducted through Global Universal Film Group (GUFG), a wholly-owned subsidiary.  The Company's American Sunset has been offered for sale since September 2010, exclusively on the film's website: www.AmericanSunsetTheMovie.com, operated by GUFG.  Just prior to the end of the third quarter, the Company received its first revenues from online sales. The Company is offering Plaster Rock: Terror on the Tobique for sale on the film's website: www.PlasterRockMovie.com, also operated by GUFG.  The Company has entered into agreements with third parties for the duplication and fulfillment of DVD and Blu-Ray discs, thus establishing the Company's business of online retail sales of DVD and Blu-Ray discs.

In early November, 2010, Global Universal Film Group, a wholly-owned subsidiary, contracted the development of an application that enabled the electronic distribution of American Sunset on Apple's iTunes website. This new application technology is being featured initially on iTunes due to the success of the iPhone and iPad, which are emerging as the viewing screens of choice.  However, with the recent introduction and high degree of consumer acceptance of other platforms (i.e. Google TV, Apple’s iTv, Sprint's EVO 4g and DroidX), the potential market for the delivery of film content is accelerating rapidly and could help the Company achieve increased results with its online sales.

In late May, 2011, the Company reactivated its website, www.YouveGotThePart.com (“YGTP”), to hold online auditions for its upcoming films, including Mr. Pink. The website has become very popular with over 17,500 unique visits to the audition site in the first two months.  The Company anticipates it could realize significant benefits from YGTP, including “Word of Mouth” and viral exposure of our films on the social networks, as well as the potential of launching the career of a future superstar.

Results of Operations

The following overview provides a summary of key information concerning our financial results for the second quarter of 2011 and 2010.

Sales for the three-months ended June 30, 2011, is composed of cash funds received from Starz, a 15% sales fee of $11,305, $23,665 cash funds applied against deferred revenue, and $550 in online (Internet) cash sales. Total sales were $35,525.

The online sales are as follows:

American Sunset Movie (DVD)	$324
Plaster Rock Movie (DVD)	$42
You’ve Got The Part – Auditions	$189
Total	$555

Sales for the three months ending June 30, 2010, were $150,000 consisting of the sale of screenplay rights for a motion picture produced by GUP.

The decrease of $114,475 (76%) for the three-month period ended June 30, 2011, as compared to the three-month period ending June 30, 2010, is due to a lack of sales of any screenplay rights.

Total operating expenses were $48,707 and $49,496, for the three-month period ended June 30, 2011, and June 30, 2010, respectively.  The operating expenses remained consistent for each quarter.

Our net loss was $17,170 for the three months ended June 30, 2011, as compared to a net income of $95,147 for the three months ended June 30, 2010. The decrease in income of $112,317 (118%) was the result of no sales of screenplay rights for the quarterly period, and marginally limited start up revenue from online sales of DVDs and audition revenue from YGTP.

The following overview provides a summary of key information concerning our financial results for the six months ended June 30, 2011 and 2010.

Sales for the six months ended June 30, 2011 are composed of cash funds received from Starz, 15% sales fee of $11,305, $86,215 cash funds applied against deferred revenue and $1,150 in online cash sales for total sales of $98,670.

The online sales are as follows:

American Sunset Movie (DVD)	$798
Plaster Rock Movie (DVD)	$163
You’ve Got The Part – Mr. Pink Auditions	$189
Total	$1,150

Total operating expenses were $94,923 and $67,151, for the six months period ended June 30, 2011, and June 30, 2010, respectively.  The increase of $27,772, 41% in General and Administrative expenses was primarily the result of audit accounting as required by the SEC for past years audited by CPA’s that were barred from performing SEC audits.  The remaining difference was due to film development activities, such as travel expenses required to promote developed films.

Our net loss was $7,061 for the six months ended June 30, 2011, as compared to a net income of $373,034 for the six months ended June 30, 2010. The decrease in income of $380,095 (101%) was the result of no sales of screenplay rights for the six-month period ended June 30, 2011, and marginally limited start up revenue from online sales of DVDs and YGTP auditions.

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

We had minimal cash on hand as of June 30, 2011, and, additional funds will be required to satisfy our working capital requirements for the next twelve months. Our plan of operation entails our continued production of films primarily in the U.S., taking advantage of certain State sponsored Incentive programs as well as benefits derived from IRC Section 181, and realistic foreign presales as well as domestic distribution arrangements where applicable.

Additionally, we will endeavor to increase sales of films completed by GUP, pursuant to our sales agreements, and to raise funds to implement our business plan of developing, financing, producing and selling feature films. We plan to raise these funds through private and institutional or other offerings, including equity and interest bearing convertible debentures. To this end, we may retain various consultants, finders and/or brokers to assist us in our efforts to raise larger amounts of capital for investment in the films we produce.  As compensation, we may grant these entities incentive stock or stock options and/or render payments in cash.

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

The Company is also discussing a more significant relationship with several foreign sales companies that are expected to represent and sell our library of films, as well as films recently completed by GUP, in overseas markets thereby establishing a reliable stream of revenue for the Company.

The new, “higher quality” pictures into which the Company intends to expand, are expected to add revenue from both the domestic and foreign markets, and from increased exploitation through potential theatrical releases, as well as ancillary rights, merchandising, product placement and new media applications.  No assurances can be given that the Company will develop the resources to expand its film projects, or if such films are developed that they will be commercially successful.

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

As of June 30, 2011, our cash balance was $11,168.  Our plan for satisfying our cash requirements for basic operations over the next 12 months entails the sale of our securities and/or convertible notes to private individuals or institutions, or third party financing, and/or traditional bank financing or through sales of film rights of our own library of films and screenplays, or pursuant to our sales agreement with GUP.  We intend to make appropriate plans to insure sources of additional capital in the future to fund growth and expansion through additional equity or debt financing or credit facilities. No assurance can be made that such financing would be available, and if available it may take either the form of debt or equity.  In either case, a lack of financing would have a negative impact on our financial condition and our stockholders.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A smaller reporting company is not required to provide the information required by this Item.

ITEM 4.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Securities and Exchange Act of 1934 Rules 13a-15(f). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2011.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the three months ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company is not currently a party to any litigation.

ITEM 1A.  RISK FACTORS

A small reporting company is not required to provide the information required by this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On June 21, 2011, the Company issued 300,000 restricted shares of its $0.001 par value common stock at $0.01 to an executive officer in accordance with the terms of his employment agreement. Such issuance is exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, on the basis of each recipient’s pre-existing relationship with the Company and the fact that no public offering was involved.

Otherwise, there were no sales of unregistered equity securities during the three months ending June 30, 2011.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

    None.

ITEM 4.    (RESERVED)

ITEM 5.    OTHER INFORMATION

Non-Reliance on Previously Issued Financial Statements

On May 9, 2011, the Company received a comment letter from the SEC relating to the Company’s filing on Form 10-K for the year ended December 31, 2010.  The Staff expressed concern that the $450,000 in revenues received from GUP and recognized by the Company in 2010 was not appropriately recognized as the cash was received from an affiliated party and subsequently re-invested into a special purpose entity formed by the affiliated party to fund production of the films.

The Company disagreed with the Staff’s position in as much as each payment received was in exchange for the sale of a valuable asset (i.e., the intellectual property rights underlying the film), and the subsequent decision to invest in the production of the film was in exchange for separate valuable consideration (i.e., the exclusive sales rights to the films).

In late July, 2011, after further discussion between authorized officers of the Company and the Company’s independent accountant relating to this matter, the Company and its board of directors acquiesced to the Staff’s position and will restate its consolidated statement of revenues for the year ended December 31, 2010, by eliminating revenue of $450,000.  In the future, revenue will be booked as the investment in each film is repaid.

The restatement of revenue for 2010 will be finalized in the third quarter of 2011 and will be included in an amended annual report on Form 10-K.  Until such time as this report is filed, investors should not rely on the financial statements contained in the Company’s annual report on Form 10-K for the year ended December 31, 2010.

ITEM 6.    EXHIBITS

Exhibit Number	Description
31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 (filed herewith).
31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 (filed herewith).
32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLOBAL ENTERTAINMENT HOLDINGS, INC. (Registrant)

August 22, 2011	By:	/s/ Gary Rasmussen
Gary Rasmussen
Chief Executive Officer (Principal Executive Officer)
August 22, 2011	By:	/s/ Stanley Weiner
Stanley Weiner
Chief Financial Officer (Principal Financial Officer)