Form 10-Q
period 2011-09-30
Global Entertainment Holdings, Inc.
filed 2011-11-21
CIK 1142488

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011

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

The number of shares of Common Stock, $0.001 par value, outstanding on November 15, 2011 was 25,766,661 shares.

GLOBAL ENTERTAINMENT HOLDINGS, INC.

PART I – FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

Global Entertainment Holdings, Inc.
Consolidated Balance Sheet

	September 30,	December 31,
	2011	2010*
	(Unaudited)	(Audited)
Assets
Current assets:
Cash and cash equivalents	$3,517	$31,332
Accounts Receivable		10,000
Note Receivable	63,785	87,450
Accrued Interest Income	14,918	14,918
Total current assets	82,220	143,700

Fixed assets, net	1,819	6,364
Total fixed assets	1,819	6,364

Other assets:
Website Software: Less Amortization		2,000
Intangible Assets	735,873	712,230
Other Assets	2,100	10,038
Producer Investments	150,000	150,000

Total other assets	887,973	872,268

Total assets	$972,012	$1,022,332

See notes to consolidated financial statements.
_____________
* Please refer to Notes 2 and 13 to these financial statements.

Global Entertainment Holdings, Inc.
Consolidated Balance Sheet

	September 30,	December 31,
	2011	2010*
	(Unaudited)	(Audited)
Liabilities and Stockholders' Equity
Liabilities not subject to compromise
Accounts payable	$121,586	$118,045
Accrued expenses	239,996	225,495
Deferred revenue	63,785	150,000
Notes payable	364,987	346,753
Debentures	40,000	40,000
Total current liabilities	830,354	880,293

Total liabilities	830,354	880,293

Stockholders' equity:

Series B Convertible preferred stock, par value $0.001, 4,000,000 shares authorized, 3,990,314 shares issued and outstanding	3,990	3,990
Series C Convertible preferred stock par value $0.001 6,500,000 shares authorized, 6,500,000 shares issued and outstanding	6,500	6,500
Common stock, $0.001 par value, 230,000,000 shares authorized, 27,416,661 and 23,507,844 shares issued and outstanding at September 30,2011 and December 31, 2010, respectively	108,131	105,972
Shares authorized & unissued	23,500	6,400
Additional paid-in capital	11,413,875	11,254,165
Additional paid-in capital Preferred B	271,425	271,425
Additional paid-in capital Preferred C

Accumulated (deficit)	(11,695,494)	(11,466,413)
	141,658	182,039
	$972,012	$1,022,332

See notes to consolidated financial statements.
_____________
* Please refer to Notes 2 and 13 to these financial statements.

Global Entertainment Holdings, Inc.
Consolidated Statement of Operations
Unaudited

	Three months ended			Nine months ended
	September 30,			September 30,
	2011		2010	2011	2010
Net Revenue	$		$1,046 *	98,675	451,046 *

Expenses:

General and Administrative expenses		182,250	47,481	274,143	114,397

Depreciation & Amortization		1,516	2,015	4,546	6,046
Total operating expenses		183,766	49,496	278,689	120,443

Net Operating Income (loss)		(183,766)	(48,450)	(180,014)	330,603

Other income (expenses):
Other income (expense)					598
Interest (expense) net of interest income		(7,272)		(18,085)	(10,413)

Total other income (expenses)		(7,272)		(18,085)	(15,188)

Net Income (loss)		$(191,038)	$(48,450)	(198,099)	315,415

Net Income (loss) per share – basic		$(0.008)	$(0.002)	$(0.008)	$0.01
Diluted net income per share

Weighted average number of common shares outstanding – basic		24,554,103	23,371,974	24,039,477	23,021,360

Diluted shares used in per share calculation
Diluted common shares refer to all instruments that have a common share value if exercised.

See notes to consolidated financial statements.
_____________
* Please refer to Notes 2 and 13 to these financial statements.

Global Entertainment Holdings, Inc.
Statements of Changes in Stockholders' Equity

	Common Stock		Preferred Stock		Preferred Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Paid in Capital(Common)	Paid in Capital(Preferred B)	Accumulated(Deficit)	Total Stockholders’ Equity
Balance, December 31, 2009	22,667,844	105,037	6,500,000	6,500	3,990,314	3,990	11,180,765	271,425	(12,114,518)	(183,076)
Shares issued for cash	500,000	500					29,500			30,000
Shares issued for services	30,000	30					1,310			1340
Shares issued for investment	110,000	110					990			1,100
Shares authorized unissued	310,000						6,400			6,400
Shares issued for compensation	300,000	300					6,700			7,000
Net Profit for the year ended December 31,2010									284,243	284,243
Balance December 31,2010	23,507,844	105,977	6,500,000	6,500	3,990,314	3,990	11,254,165	271,425	(11,466,413)	182,039
Shares issued for cash
Shares issued for services	160,000	160					4,740			4,900
Shares issued for investment
Shares authorized unissued
Shares issued for compensation	150,000	150					1350			1,500
Net Profit for the period ended March 31,2011									11,574	11,574
Balance March 31,2011	23,817,844	106,092	6,500,000	6,500	3,990,314	3,990	11,260,555	271,425	(11,653,621)	11,574
Shares issued for cash
Shares issued for services
Shares issued for investment
Shares authorized unissued
Shares issued for compensation	300,000	300					2,700			3,000
Net Profit for the period ended June 30,2011									(7,061)	(7,061)
Balance June 30 ,2011	24,117,844	106,631	6,500,000	6,500	3,990,314	3,990	11,263,255	271,425	(11,507,009)	(147,794)
Shares issued for Debt	268,817	269					9,731			10,000
Shares issued for cash
Shares issued for services	830,000	830					17,400			18,230
Shares authorized unissued	750,000						23,500			23,500
Shares issued for warrants	1,450,000						99,989			99,989
Net Profit for the period ended September 30,2011									(191,038)	(191,038)
variance		401
Balance September 30 ,2011	27,416,661	108,131	6,500,000	6,500	3,990,314	3,990	11,413,875	271,425	(11,695,494)	141,658

See notes to consolidated financial statements.

Global Entertainment Holdings Inc.
Consolidated Statement of Cash Flows
Unaudited

	For the Nine months ended
	September 30,
Cash flows from operating activities	2011	2010*
Net income (loss)	$(198,099)	$315,415
Adjustments to reconcile net income to net cash provided by (used in operating activities)
Depreciation and amortization	4,546	6,045
Reserve for unsuccessful resolution of lawsuits
Share-based compensation	(70,300)
Changes in assets and liabilities:
Increase (decrease) in account receivables
Increase (decrease) in other assets	10,000	1,467
Increase (decrease) in contingent advances
Notes receivable	(15,705)
Debt discount
Deferred stock compensation
Increase (decrease) in accounts payable and accrued expenses	(18,621)	603
Trade and other claims subject to compromise
Increase (decrease) in deferred revenue	86,215
Net cash (used in) operating activities	$(201,965)	323,530

Cash flows from investing activities:
Purchase of property and equipment		(455,000)
Net cash (used in) investing activities		(455,000)
Cash flows from financing activities:
Cash from issuance of common stock		20,000
Cash from exercise of options & warrants	10,000
Common stock cancellation
Proceeds from notes payable	52,500	92,338
Repayments of notes payable
Proceeds from investor participation borrowings
Principal repayments on capital lease obligations
Value of Warrants issued	111,650	21,000
Net cash provided by financing activities	$174,150	(321,662)

Increase (decrease) in cash	(27,815)	1,868
Cash - beginning of period	31,332	10,913
Cash - ending of period	$3,517	$12,781

See notes to consolidated financial statements.
_____________
* Please refer to Notes 2 and 13 to these financial statements.

Global Entertainment Holdings Inc.
Notes To Consolidated Financial Statements

Note 1- Net Income Per Share

Following is a reconciliation of the shares used for the basic earnings per share (EPS) and diluted EPS calculations.

Basic EPS:

	Three Months		Nine Months
	Ended September 30		Ended September 30
	2011	2010	2011	2010
Weighted average number of shares of common stock outstanding	23,850,811	23,104,217	23,777,899	22,843,148

Fully Diluted:	41,681,533	40,539,170	41,145,546	40,127,430
Diluted EPS:	$(0.000)	$0.002	$0.009	$(0.000)

The Company’s options and warrants issued were not included in the dilution calculation as their exercise price exceeded the weighted average stock price.

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

These statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management are necessary for fair presentation of the information contained therein. It is suggested that these condensed interim financial statements be read in conjunction with the audited financial statements of the Company for the year ended December 31, 2010, and notes thereto included in the Company's Form 10-K annual report; however, the Company’s financial statements for the year ended December 31, 2010 are being restated and you should not rely on the financial statements contained in the Company’s annual report on Form 10-K for the year ended December 31, 2010.  See Note 13.

The Company follows the same accounting policies in the preparation of interim reports. Results of operation for the interim period are not indicative of annual results.

Fixed Assets
Fixed assets are stated at cost less accumulated depreciation. Depreciation is recorded on a straight-line basis over a period of the shorter of the related applicable lease term or the estimated useful lives of the assets ranging from 3 to 5 years. Depreciation expense for the nine months ending September 30, 2011 and 2010, was $4,546 and $6,046 respectively.

Long Term Assets
The Book, TV and Film Rights costs are recorded as assets as required by the AICPA Statement Of Position 00-2. The costs will be amortized using the individual film forecast computation method.

Global Universal Film Group, Inc. (“GUFG”) purchased the majority of the Books, TV and Movie Rights in January, 2006, for approximately $160,000. The total capitalized assets as of September 30, 2011, were $735,873, reflecting movie rights acquired for $450,000 in the prior year.  The expenditures that are related to specific Film, TV or Book projects are capitalized as a long-term asset.  The capitalized costs will be amortized using the individual film forecast computation method as film revenues are obtained.

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

On May 9, 2011, the Company received a comment letter from the Securities and Exchange Commission (the “SEC”) relating to the Company’s annual report on Form 10-K for the year ended December 31, 2010.  The Staff expressed concern that the $450,000 in revenues received from Global Universal Pictures, Inc. (“GUP”) and recognized as revenue by the Company in 2010 was not appropriate as the cash was received from an affiliated party and subsequently re-invested into a special purpose entity formed by the affiliated party to fund production of the films.

The Company disagreed with the Staff’s position in as much as each payment received was in exchange for the sale of a valuable asset (i.e., the intellectual property rights underlying the film), and the subsequent decision to invest in the production of the film was in exchange for separate valuable consideration (i.e., the exclusive sales rights to the films).

In late July, 2011, after further discussion and consideration between authorized officers of the Company and the Company’s independent accountant relating to this matter, the Company and its Board of Directors acquiesced to the Staff’s position and agreed to restate its consolidated statement of revenues for the year ended December 31, 2010, by eliminating revenue of $450,000.  In the future, revenue will be booked as the investment in each film is repaid.

The restatement of revenue for 2010 will be finalized in the fourth quarter of 2011, and will be included in the Company’s amended annual report on Form 10-K.  Until such time as this report is filed, investors should not rely upon the financial statements contained in the Company’s annual report on Form 10-K for the year ended December 31, 2010.  See Note 13.

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

The original terms of the October 2, 2008 secured promissory note of $150,000 called for a due date March 31, 2009 with interest to accrue at 10% per annum.  However, due to pending GUP’s litigation against Film Finances of Canada, Ltd., a completion bond company, the Company agreed to extend the maturity date of this Note until January 31, 2013, in consideration of GUP’s assignment of all revenues due from Starz Media, Anchor Bay and Kaleidoscope Entertainment, it’s distributors for the film Blue Seduction. GUP has made periodic payments totaling $86,215, and the outstanding balance, as of September 30, 2011, is $63,785 plus accrued interest of $14,918.

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

In late July, 2011, after further discussion and consideration between authorized officers of the Company and the Company’s independent accountant relating to this matter, the Company and its Board of Directors acquiesced to the Staff’s position and agreed to restate its consolidated statement of revenues for the year ended December 31, 2010, by eliminating revenue of $450,000.  In the future, revenue will be booked as the investment in each film is repaid.

The restatement of revenue for 2010 will be finalized in the fourth quarter of 2011 and will be included in an amended annual report on Form 10-K.  Until such time as this report is filed, investors should not rely upon the financial statements contained in the Company’s annual report on Form 10-K for the year ended December 31, 2010. See Note 13.

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

Note 7 - Debentures

During the year ended December 31, 2002, the Company issued $200,000 in principal amount, 5-year, 9% convertible debenture, due January 1, 2007. Included was one debenture due to a related party for $10,000. Interest is due semi-annually on the first day of June and December of each year, commencing June 1, 2003 until fully paid. As part of the plan of reorganization, these debentures were amended with a new maturity of June 30, 2008. In December 2007, the Company converted $150,000 principal amount of the debentures, plus approximately $21,000 in accrued interest, into 171,000 shares of Common Stock.  At September 30, 2011, the Company had debentures outstanding of $40,000, with accrued interest totaling $19,800.

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

Note 8 – Debt

Notes payable at September 30, 2011 comprised of the following:

Note payable to entity, original balance of $19,181. Principal and interest due June 15, 2006. The Note is unsecured and in default.	$9,591
Note payable to entity, original balance $32,187, due May 15, 2006. This note is unsecured and in default.	$10,129
Note payable to entity, original balance of $15,000 due in three monthly installments of $5,000 beginning April 15, 2006. The Note is unsecured and in default.	$10,000
Note payable to entity, original balance of $30,502 due in two monthly installments of $15,251 beginning April 15, 2006. The Note is unsecured and in default.	$15,251
Advances to be converted into notes. Net of EME advances of $12,000	$19,486
Notes payable face amounts totaling $42,500, with various interest rates and due dates. The notes have been verbally extended. Accrued interest $14,475.76	$42,500
Note payable face amount $40,000, dated May 1, 2008, interest rate 12% due date April 30, 2009. Currently in default. An extension is being pursued. Accrued interest $13,200.00	$40,000
Note payable face amount $20,000, dated May 1, 2008, interest rate 12% due date April 30, 2009. Currently in default. An extension is being pursued. Accrued interest $6,600.00	$20,000
Note payable face amount $8,000, dated July 7, 2008, interest rate 12% due date March 31, 2009. Currently in default. An extension is being pursued. Accrued Interest $2,637.93	$8,000
Note payable face amount $4,500, dated July 8, 2008, interest rate 12% due date March 31, 2009. Currently in default. An extension is being pursued. Accrued Interest $1,474.18	$4,500
Note payable face amount $4,500 date August 19, 2008, interest rate 12% due date March 31, 2009. Currently in default. An extension is being pursued. Accrued Interest $1,484.18	$4,500
Global Notes with no specified due dates and varying interest rates. Accrued interest $4,869	$32,730
Note payable face amount $2,000 date February 17, 2009, interest rate 6% due date April 15, 2010. Accrued interest $314.98	$2,000
Note payable face amount $1,500 date March 6, 2009, interest rate 6% due date April 15, 2010 Accrued interest $233.40.	$1,500
Note payable face amount $5,000 date March 22, 2010, interest rate 6 % due date Amended to April 30, 2012 Accrued interest $505.94.	$5,000
Note payable face amount $5,000 date April 12, 2010, interest rate 6% due date Amended to April 30, 2012. Accrued interest $440.34.	$5,000
Note payable face amount $1,300 date April 21, 2010, interest rate 6% due date Amended to April 30, 2012. Accrued interest $110.88.	$1,300
Note payable face amount $1,800 date June 3, 2010, interest rate 6% due date Amended to April 30, 2012. Accrued interest $145.50.	$1,800
Note payable face amount $15,000 date June 9, 2010, interest rate 6% due date Amended to April 30, 2012. Accrued interest $1,134.89.	$15,000
Note payable (convertible into common stock) face amount $17,500 dated June 23, 2010, interest rate 8%, due date March 23, 2011. Accrued interest $1,048.32.	$17,500
Note payable (convertible into common stock) face amount $15,000 dated September 30, 2010, interest rate 8% due date May 23, 2011. Accrued interest $1,451.13.	$15,000
Note payable face amount $10,000 date September 30, 2010 interest rate 6 % due date Amended to April 30, 2012. Accrued interest $598.60.	$10,000
Note payable (convertible into common stock) face amount $25,000 dated December 30, 2010, interest rate 6% due April 30, 2012. Accrued interest $1,126.02.	$25,000
Convertible Note Payable face amount $47,500 date March 14, 2011 interest rate 8% due December 16, 2011. Accrued interest $2,670.47. Conversion of $10,000 principle into 268,817 shares of common stock on September 19, 2011.	37,500
Total (not including the above-stated accrued interest amounts)	$364,987

Note 9 – Stockholders’ Equity

Common Stock – Issued
The following shares of the Company’s common stock were issued during the nine months ending September 30, 2011:

On February 3, 2011, the Company issued 100,000 restricted shares of its $0.001 par value common stock at $0.018 to an individual as compensation for services performed.

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

On July 19, 2011, the Company issued 400,000 restricted shares of its $0.001 par value common stock to a company for services at a price of $0.03 per share, as documented by a Consulting contract dated July 13, 2011.

On September 12, 2011, the Company authorized the issuance of 100,000 restricted shares of its $0.001 par value common stock to an individual for services at a price of $0.085 per share, as documented by a Consulting contract dated September 12, 2011. The shares were not issued as of September 30, 2011.

On September 12, 2011, an individual exercised a warrant for 100,000 restricted shares of the company’s $0.001 par value common stock at a price of $0.10 per share.  The purchase price of $10,000 was paid on September 12, 2011, but the shares were not issued as of September 30, 2011.

On September 14, 2011 (the Company issued 30,000 free trading shares of its $0.001 par value common stock to an individual for services at a price of $0.03 per share, as documented by a Consulting contract dated July 12, 2011.

On September 14, 2011, the Company issued 400,000 restricted shares of its $0.001 par value common stock to a company for services at a price of $0.04 per share, as documented by a Consulting contract dated July 20, 2011.

On September 19, 2011, the Company issued 268,817 free trading shares of its $0.001 par value common stock to a company that converted $10,000 principal amount of a loan at a price of $0.04 per share, as documented by a Convertible Promissory Note dated March 14, 2011.

On September 30, 2011, the Company authorized 150,000 restricted shares of its $0.001 par value common stock at $0.01 to an executive officer in accordance with the terms of his employment agreement. The shares were not issued as of September 30, 2011.

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

Note 11 – Warrants and Options

During the three months ended March 31, 2011, the following stock options were issued:

Pursuant to the terms of an employment agreement of an executive, the Company agreed to grant an executive a stock option to purchase up to 240,000 shares of its restricted common stock at a price of $.10 per share. The option vests at the rate of 30,000 shares for each quarter in which the executive remains as an employee in good standing with the Company. The executive is presently entitled to exercise purchase rights with respect to a total of 120,000 shares.

During the three months ended June 30, 2011, no stock options or warrants were issued.
During the three months ended September 30, 2011, no stock options were issued.
During the three months ended September 30, 2011, no stock options were issued.

During the three months ended September 30, 2011, the following stock warrants, and respective terms, were issued pursuant to two unrelated consulting agreements:

Grant date:	Vesting Date	Warrants	Exercise Price	Exercise Through
First Consulting Agreement
9/1/2011	9/1/2011	250,000	$0.10	8/31/2012
9/1/2011	9/1/2011	250,000	$0.25	8/31/2012
9/1/2011	9/1/2011	300,000	$0.50	8/31/2012
9/1/2011	9/1/2011	350,000	$1.00	8/31/2012
Second Consulting Agreement
9/12/2011	9/12/2011	100,000	$0.10	9/12/2012
9/12/2011	9/12/2011	100,000	$0.20	9/12/2012
9/12/2011	9/12/2011	100,000	$0.50	9/12/2012

Options and Warrants Exercised

There were no stock options or warrants exercised during the three months ended March 31, 2011.
There were no stock options or warrants exercised during the three months ended June 30, 2011.
During the three months ended September 30, 2011 one warrant for 100,000 shares was exercised at an exercise price of $0.10.

The summary of activity for the Company's stock options/warrants is presented below:

	Nine Months September 30, 2011	Weighted Average Exercise Price
Options/warrants outstanding at beginning of period	1,720,675	$1.65
Granted	1,450,000	$46
Exercised	100,000	$.10
Amended
Terminated/Expired	300,000	$.38
Options/warrants outstanding at end of period	2,770,675,	$1.07
Options/warrants exercisable at end of period	2,770,675	$1.07

Price per share of options outstanding	$0.05 -70.00

Weighted average remaining contractual lives	1.5 years

Weighted average fair value of options or warrants granted or extended during the period.	$0.08

A calculation using the Black Scholes method was made to determine the fair value of the warrants, which value was charged to financial consulting expense in the amount of $111,650. The account was added as additional paid in capital.

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

Note 13 - Subsequent Events

On May 9, 2011, the Company received a comment letter from the SEC relating to the Company’s annual report on Form 10-K for the year ended December 31, 2010.  The Staff expressed concern that the $450,000 in revenues received from GUP and recognized by the Company in 2010 was not appropriately recognized as the cash was received from an affiliated party and subsequently re-invested into a special purpose entity formed by the affiliated party to fund production of the films.

The Company disagreed with the Staff’s position in as much as each payment received was in exchange for the sale of a valuable asset (i.e., the intellectual property rights underlying the film), and the subsequent decision to invest in the production of the film was made in exchange for separate valuable consideration (i.e., the exclusive sales rights to the films).

In late July, 2011, after further discussion and consideration between authorized officers of the Company and the Company’s independent accountant relating to this matter, the Company and its Board of Directors acquiesced to the Staff’s position and agreed to restate its consolidated statement of revenues for the year ended December 31, 2010, by eliminating revenue of $450,000.  In the future, revenue will be booked as the investment in each film is repaid.

The restatement of revenue for 2010 will be finalized in the fourth quarter of 2011 and will be included in an amended annual report on Form 10-K.  Until such time as this report is filed, investors should not rely upon the financial statements contained in the Company’s annual report on Form 10-K for the year ended December 31, 2010.

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

The films the Company produces itself will eventually become part of the Company’s film library. The film library, over time, is expected to build asset value for the Company.  Following the license term of each picture (7 years for direct-to-video releases and 20 years for theatrical releases), the film distribution rights and eventual ownership will become part of the Company’s assets.  Consequently, the Company could build a significant film library that may be re-licensed on either an “ad-hoc” or “packaged” basis, or sold to a third party. Film libraries are typically valued by estimating future revenues from future sale cycles and then calculating a net present valuation. Pay, free and syndication broadcasters are continually re-licensing titles. Future revenues may also be derived from new sources such as cell phones, iPods, video on demand, Internet broadcasts etc.

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

The Company has already sold the intellectual property rights for four films (i.e., story right and/or the screenplay) to GUP, which resulted in the Company recognizing a profit prior to the completion of the films. Such profits were immediately re-invested into the production of these four films in exchange for exclusive worldwide sales rights, with the exception of Canada (due to Canadian tax rules requiring sales of such rights in Canada to be undertaken by a Canadian company), as well as a profit participation in each film. However, the Company has recently agreed with the SEC to amend its 2010 annual report by restating $450,000 of revenues realized from the sale of rights to GUP as deferred revenue.  See Note 13 to the consolidated financial statements in this report.  The Company has recently realized minimal cash flow from three films produced by GUP as the exclusive sales agent.

Current Operations

The Company plans to expand its present business operations from producing low budget, genre pictures with recognizable talent, conducted in the past primarily through Global Universal Pictures (Canada), to our U.S. subsidiaries and is focusing on raising capital for the production of films with better known talent in the U.S. Such films will be produced by Global Universal Entertainment, whose management will concentrate on developing a higher quality, slate of several films with “B+” and “A” rated talent, which are expected to result in significant revenues, as well as the potential for a theatrical release and/or major distribution that could provide the Company with valuable name recognition within the film industry. Furthermore, by producing a slate of planned films in the U.S. (through our wholly-owned subsidiary, GUE), the Company anticipates greater rewards in terms of increasing assets and building a significant revenue stream, because such U.S. films will be wholly or partially owned and accounted for on the Company's financial statements, as opposed to films produced by our 30% owned Canadian affiliate, which the Company accounts for as an investment. Therefore, neither the film asset nor its revenues flow directly to the Company.  However, the Company will still be able to realize revenues from the sale of film rights of films produced by GUP because Global Universal Film Group (GUFG) is the exclusive sales agent for such films as a result of its investment in those films.

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

Other Business

In late 2010, the Company announced its entry into the business of online distribution and sales of DVD's and Blu-Ray disc's, which operations will be conducted through Global Universal Film Group (GUFG), a wholly-owned subsidiary.  The Company's American Sunset  has been offered for sale since September 2010, exclusively on the film's website: www.AmericanSunsetTheMovie.com, owned and operated by GUFG.  Just prior to the end of fiscal 2010, the Company received its first revenues from online sales. The Company is offering Plaster Rock: Terror on the Tobique for sale on the film's website: www.PlasterRockMovie.com, also operated by GUFG.  The Company has entered into agreements with third parties for the duplication and fulfillment of DVD and Blu-Ray discs, thus establishing the Company's business of online retail sales of DVD and Blu-Ray discs.

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

Results of Operations

The following overview provides a summary of key information concerning our financial results for the third quarter of 2011 and 2010.

There were no sales for the three-months ended September 30, 2011.

The decrease of $1,046 (100%) for the three-month period ended September 30, 2011, as compared to the three-month period ending September 30, 2010, is due to a lack of sales of any screenplay rights and minimal sales commissions.

Total operating expenses were $183,766 and $49,496, for the three-month period ended September 30, 2011, and September 30, 2010, respectively.  The operating expenses for the most recent period increased $134,270 or 271%, primarily due to stock, options and warrants issued during the third quarter as compensation to consultants pursuant to their consulting contracts.

Our net loss was $191,038 for the three months ended September 30, 2011, as compared to a net loss of $48,450 for the three months ended September 30, 2010. The increase in net loss of $142,588 (294%) was the result of no sales of screenplay rights for the quarterly period, consulting expenses in G&A and marginally limited start up revenue from online sales of DVDs and audition revenue from YGTP.

The following overview provides a summary of key information concerning our financial results for the nine months ended September 30, 2011 and 2010.

Sales for the nine months ended September 30, 2011 are composed of cash funds received from Starz, 15% sales fee of $11,305, $86,215 cash funds applied against deferred revenue and $1,150 in online cash sales for total sales of $98,670.

Total operating expenses were $278,689 and $120,443, for the nine months period ended September 30, 2011, and September 30, 2010, respectively.  The increase of $158,246, 131% in General and Administrative expenses was primarily the result of consulting fees contracted in the third quarter.  The remaining difference was due to film development activities, such as travel expenses required to promote developed films.

Our net loss was $198,099 for the nine months ended September 30, 2011*, as compared to a net income of $315,415 for the nine months ended September 30, 2010. The decrease in income of $513,514 (163%) was primarily the result of significant consulting expenses attributable to compensation paid in the form of stock and/or stock options, as well as no sales of screenplay rights for the nine-month period ended September 30, 2011, and marginally limited start up revenue from the sale of film rights.

* Please refer to Notes 2 and 13 to these financial statements.

Operation Plan

The Company has recently been concentrating its efforts on raising capital to cover basic operating needs and continue production of lower budgeted films, as well as attempting to raise a significant amount of capital to develop, finance and produce a slate of several, higher quality, feature films through Global Universal Entertainment, our U.S. subsidiary.  The Province of New Brunswick, Canada, has recently terminated their tax incentive program for film production, thus making it economically infeasible for Global Universal Pictures to pursue film production in Canada.

We had minimal cash on hand as of September 30, 2011, and, additional funds will be required to satisfy our working capital requirements for the next twelve months. Our plan of operation entails our continued production of films already in development, taking advantage of tax credits, bankable pre-sales and deferment of our producer fees and a certain portion of production costs.

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

As of September 30, 2011, our cash balance was $3,517.  Our plan for satisfying our cash requirements for basic operations over the next 12 months entails the sale of our securities and/or convertible notes to private individuals or institutions, or third party financing, and/or traditional bank financing or through sales of film rights of our own library of films and screenplays, or pursuant to our sales agreement with GUP.  We intend to make appropriate plans to insure sources of additional capital in the future to fund growth and expansion through additional equity or debt financing or credit facilities. No assurance can be made that such financing would be available, and if available it may take either the form of debt or equity.  In either case, a lack of financing would have a negative impact on our financial condition and our stockholders.

We anticipate that we may continue to incur operating losses over the next twelve months. Our lack of operating history and lack of a significant level of film sales makes predictions of future operating results difficult to ascertain. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies in new and rapidly evolving entertainment and technology markets. Such risks include, but are not limited to, an evolving and unpredictable business model and the management of growth. To address these risks we must, among other things, implement and successfully execute our business and marketing strategy, continue to develop and upgrade technology and products, respond to competitive developments, and continue to attract, retain and motivate qualified personnel. There can be no assurance that we will be successful in addressing such risks, and the failure to do so can have a material adverse effect on our business prospects, financial condition and results of operations.

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

ITEM 4.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Securities and Exchange Act of 1934 Rules 13a-15(f). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2011.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the three months ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company is not currently a party to any litigation.

ITEM 1A.  RISK FACTORS

A small reporting company is not required to provide the information required by this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On July 19, 2011, the Company issued 400,000 restricted shares of its $0.001 par value common stock to a company for services at a price of $0.03 per share, as documented by a Consulting contract dated July 13, 2011.

On September 12, 2011, the Company authorized the issuance of 100,000 restricted shares of its $0.001 par value common stock to an individual for services at a price of $0.085 per share, as documented by a Consulting contract dated September 12, 2011. The shares were not issued as of September 30, 2011.

On September 12, 2011, an individual exercised a warrant for 100,000 restricted shares of the company’s $0.001 par value common stock at a price of $0.10 per share.  The purchase price of $10,000 was paid on September 12, 2011, but the shares were not issued as of September 30, 2011.

On September 14, 2011, the Company issued 400,000 restricted shares of its $0.001 par value common stock to a company for services at a price of $0.04 per share, as documented by a Consulting contract dated July 20, 2011.

On September 30, 2011, the Company authorized 150,000 restricted shares of its $0.001 par value common stock at $0.01 to an executive officer in accordance with the terms of his employment agreement. The shares were not issued as of September 30, 2011.

In issuing the foregoing share, the Company is relying upon an exemption from registration provided under Section 4(2) of the Securities Act of 1933, as amended, on the basis of each recipient’s pre-existing relationship with the Company and the fact that no public offering was involved.

Otherwise, there were no sales of unregistered equity securities during the three months ending September 30, 2011.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

    None.

ITEM 4.    (RESERVED)

ITEM 5.    OTHER INFORMATION

Non-Reliance on Previously Issued Financial Statements

On May 9, 2011, the Company received a comment letter from the SEC relating to the Company’s annual report on Form 10-K for the year ended December 31, 2010.  The Staff expressed concern that the $450,000 in revenues received from GUP and recognized by the Company in 2010 was not appropriately recognized as the cash was received from an affiliated party and subsequently re-invested into a special purpose entity formed by the affiliated party to fund production of the films.

The Company disagreed with the Staff’s position in as much as each payment received was in exchange for the sale of a valuable asset (i.e., the intellectual property rights underlying the film), and the subsequent decision to invest in the production of the film was made in exchange for separate valuable consideration (i.e., the exclusive sales rights to the films).

In late July, 2011, after further discussion and consideration between authorized officers of the Company and the Company’s independent accountant relating to this matter, the Company and its Board of Directors acquiesced to the Staff’s position and agreed to restate its consolidated statement of revenues for the year ended December 31, 2010, by eliminating revenue of $450,000.  In the future, revenue will be booked as the investment in each film is repaid.

The restatement of revenue for 2010 will be finalized in the fourth quarter of 2011 and will be included in an amended annual report on Form 10-K.  Until such time as this report is filed, investors should not rely upon the financial statements contained in the Company’s annual report on Form 10-K for the year ended December 31, 2010.

Changes in Registrant’s Certifying Accountant

In October, 2011, and early November, 2001, the Company received notices from Malcolm L. Pollard, Inc. (“Pollard”) announcing that he had retired and consequently resigned  as the Company’s independent accountant effective September 30, 2011.

Pollard’s reports on our financial statements as of and for the fiscal year ended December 31, 2010, and his re-audit of our annual report for fiscal 2009, did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles, except that its reports for the fiscal years ended December 31, 2010 and 2009 contained a going concern qualification as to the ability of us to continue.

During our most recent fiscal year ended 2010, and during the subsequent interim period through the date of this Report, there were (1) no disagreements with Pollard on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of Pollard, would have caused Pollard to make reference to the subject matter of the disagreements in connection with its reports, and (2) no events of the type listed in paragraphs (A) through (D) of Item 304(a)(1)(v) of Regulation S-K.

Concurrent with the retirement of Pollard and the termination of Pollard as our independent auditor, our board of directors approved the engagement of Edward Hamilton of Hamilton, P.C. as our independent registered public accounting firm. The Hamilton firm was engaged on November 7, 2011.

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

GLOBAL ENTERTAINMENT HOLDINGS, INC. (Registrant)

November 21, 2011	By:	/s/ Gary Rasmussen
Gary Rasmussen
Chief Executive Officer (Principal Executive Officer)
November 21, 2011	By:	/s/ Stanley Weiner
Stanley Weiner
Chief Financial Officer (Principal Financial Officer)