Form 10-K/A
period 2010-12-31
Global Entertainment Holdings, Inc.
filed 2012-04-26
CIK 1142488

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

GLOBAL ENTERTAINMENT HOLDINGS, INC.
For the Fiscal Year Ended
December 31, 2010

Index to Report
Form 10-K/A

EXPLANATORY NOTE

Global Entertainment Holdings Inc. (the “Company”) is amending its Annual Report on Form 10-K for the year ended December 31, 2010. This amendment is being filed to restate the Consolidated Financial Statements for the twelve months ended December 31, 2010. The December 31, 2009 audited Balance Sheet was included with the December 31, 2010 audited Balance Sheet to conform to the Auditors Report dated April 14, 2011. The Consolidated Balance Sheet Intangible Assets consisting of Book Rights, TV Game/ Reality Show, Film Rights and Movies were analyzed for future revenues and written down from $712,230 to $580, 375 a reduction of $131, 856. Revenues recorded in the Income Statement were $456,262.  After discussion with the Staff of the Securities and Exchange Commission, the Company acquiesced to the Staff’s position that $450,000 in revenue realized from license fees of film rights should have been recorded as Deferred Revenue, not fee revenue in the current period. An additional adjustment of $62,550, a reduction in Deferred Revenue, has been made to reflect payments made against the Receivable for fees. The net increase of $387,450 is reflected in the adjusted Deferred Revenue balance of $537,450. The net decrease in Total Assets is $131,856.  Total Liabilities increased by $387,450, reflecting the net increase in Deferred Revenue of $537,450 and an adjustment for a clerical error of $40,000. General and Administrative expenses increased by $131,856 to reflect the write down of Intangible Assets. Net Revenues decreased $387,450 reflecting the net reclassification of license fees to Deferred Revenue. Net Operating Income was reduced to a Loss of $213,051. Income was reduced by $519,306 to a Loss of $235,063. The reclassification of license fees and the write down of Intangible Assets resulted in an increase in the Total Deficit in Stockholders Equity to $12,025,719.  The changes to the financial statements made in this Amended Annual Report on Form 10-K were previously reported by the Company in a current report on Form 8-K, filed with the SEC on September 16, 2011.

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

PART I

Item 1.          Business

Our Primary Business

Global Entertainment Holdings, through its wholly owned subsidiary companies of Global Universal Entertainment (“GUE”) and Global Universal Film Group (“GUFG”), as well as its 30% owned, Canadian affiliate, Global Universal Pictures (“GUP”), is in the business of producing and marketing low-budget, genre films with recognizable, name talent.  The Company’s management believes investment risk can be significantly reduced by utilizing Canadian, U.S. and other major countries Governmental and Territorial tax incentives to cover up to 40%, or more, of each film’s budget. Additional coverage of approximately 25%, or more, of a film’s budget can be derived from distributor financing, or pre-selling either foreign or U.S. rights to a film.  The balance of each film’s budgeted cost is obtained from private investment of debt, equity or “gap” financing, or a combination of such items.  Recently President Obama re-enacted Section 181 of the U.S. Tax Code, which gives wealthy tax payers a 100% write off on their investment in U.S. produced films.   This can help GUE because its method of financing film production entails utilization of state tax incentives, pre-sales from distributors and a benefit of up to 34%, or more, from the Section 181 benefit. This could finance the entire film budget.  Management intends to retain revenues generated from a significant ongoing, equity percentage of each film to provide cash flow for operating expenses and to maximize long-term growth for the Company and its shareholders.

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

The Company is reaching out to third parties, to assist in sales of their independently produced films to collect a sales agency or distribution fee.  This could be beneficial as most producers are not knowledgeable regarding film sales, but the global team has the expertise and connections to do so.

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

Other Films Planned

The Company has recently optioned the book Mr. Pink by Chas Allen written about the true story of four college students who planned and carried out the heist of millions of dollars worth of extraordinarily rare books from a research library in Kentucky. They were eventually caught through a misstep and are all presently serving time in a State penitentiary.

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

In addition, the Company has received permission from the screenwriter of an original screenplay, Harts Location, the production of which is to star Bruce Dern, Laura Dern, and Diane Ladd, to produce a motion picture based on the screenplay.  A budget has been prepared that projects the production could be completed for $4 million, if shot in New Mexico or another state where a tax incentive program would provide an incentive of approximately $1 million in cash as a result of the production taking place within the State.  The Company is presently seeking production capital to finance the production of the picture.

The Final Reel, created by Jeffrey Reddick who also created Final Destination series of films, which have realized over $450 Million in gross revenues from the sequels plus merchandising, is of special interest to the Company, because it could be the first film to offer merchandising rights from games.  Two foreign distributors have offered to assist in the financing of this film, as casting is underway to bring in an actor such as Christopher Walken, to star.  Adriene Barbeau and Saffron Burrows have already expressed interest in co-staring in two of the female roles.

Gillian And Giles, a Canadian film, which the Company assisted in preparing the financing plan and generated a strong interest from female star Catherine Deneuve to play the female lead.  In addition, the Company is planning to distribute the picture, once funding is completed and the film is completed.

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

In October 2009, the Company formed a partnership with Arthur Wylie to co-produce films, initially focusing on “Flyy Girl” and “Leslie”, two films  based upon the novels by bestselling author Omar Tyree.  The screenplay rights to these films are owned by our Joint Venture partner, Global Renaissance Entertainment Group.

Additionally, the Company may enter into one or more Co-Production Treaty arrangements for the production of films. For example, a Canadian-French or Canadian-U.K. co-production would entail both Canada, France or the U.K. investing Government monies or tax incentives totaling approximately 50% plus of each film’s budget.  For making this investment, Canada, France or the U.K. would retain ownership rights to the film in their respective countries; however, they will not participate in revenues via any sales in the rest of the world, including the U.S.  The contracts issued from each Country are endorsed by the Government and fully bankable. Therefore, the Company would have the option of discounting the contract with a financial institution and utilizing each sale for production funds, or hold onto the contract to be paid 100% of the 50% of the budget at the completion of each film.  With 50% plus of the budget expenses underwritten by such incentives, the producer and investor are more likely to realize a profit.

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

GLOBAL UNIVERSAL ENTERTAINMENT, INC.

The Company plans to concentrate more of its production activity in the U.S. through this subsidiary due in part to significant financing advantages brought about by the re-signing of the IRS tax code, Section 181 in December 2010, which provides for the write-off of 100% of the investment in such ventures as motion pictures.

FINANCING STRATEGY

The Company is currently discussion with a number of distribution companies and is exploring a strategic alliance with a strong financial partner to provide a credit facility of an amount to be determined. It is intended that such a financial partner will release funds on an “as needed” basis to produce a planned slate of six or more films, with distribution for each film in place, in advance, by the selected distribution company.  No assurance can be given that the Company will be successful in its endeavors to consummate an agreement with any distribution company, or to secure a credit facility to support production of the Company’s planned films.

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

The Final Reel.  A film which would be produced (from the book of the same title) in the United States, utilizing State Tax incentives in a partnership with high net worth investors who wish to take advantage of the re-enacted IRC Section 181 tax benefits, plus limited pre-sales sufficient to finalize the funding through GBHL’s contacts in distribution.

Mr. Pink.  A film which would be produced (from the book of the same title) in the United States, utilizing State Tax incentives in a partnership with high net worth investors who wish to take advantage of the re-enacted IRC Section 181 tax benefits, plus limited pre-sales sufficient to finalize the funding through GBHL’s contacts in distribution.

Hart's Location.  A film which would be produced (from the book of the same title) in the United States, utilizing State Tax incentives in a partnership with high net worth investors who wish to take advantage of the re-enacted IRC Section 181 tax benefits, plus limited pre-sales sufficient to finalize the funding through GBHL’s contacts in distribution.

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

We have generated a Loss for the year end December 31, 2010

We have a limited operating history having commenced operations as Global Entertainment Holdings in late December, 2007. As a motion picture company since that date, we have incurred losses in every quarter since inception including the recent year ending December 31, 2010.  We continue to be subject to the risks and uncertainties usually encountered by early stage companies. Our focus on Motion Picture production adds additional risks to our business activities.

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

Since our inception we have not been profitable, and have lost money on both a cash and non-cash basis.  For the year ended December 31, 2010, we recorded a net loss of $235,063. Our accumulated deficit at the end of December 31, 2010, was $12,025,719.  No assurances can be given that we will be successful in reaching or maintaining profitable operations.  Accordingly, we may experience liquidity and cash flow problems.  If our losses continue, our ability to operate may be severely impacted or alternatively we may be forced to terminate our operations.

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

Item 1B.       Unresolved Staff Comments

On January 10, 2011, the Company received a comment letter from the staff of the Securities and Exchange Commission (the "SEC"), dated November 22, 2010, relating to the Company's Form 10-K for the year ended December 31, 2009, and Form 10-Q for the quarterly period ended June 30, 2010.  The Company believes it has adequately responded to the SEC comments in this filing, but the SEC Staff has reserved the right to make further comments upon receipt of the Company's response.

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

Item 3.          Legal Proceedings

In connection with the former business operations of the Company, its wholly-owned subsidiary, LitFunding USA, Inc., was named a defendant in several matters in litigation, many of which were in the normal course of business, including litigation for payment of consulting and professional fees. The corporate business unit conducting the operations, LitFunding USA, was sold by the Company in March of 2008. Pursuant to the terms of the purchase agreement, all claims and related matters were assumed by the purchaser.

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

	Number of shares to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a)) (c)
Equity compensation plans approved by stockholders	-	$-	-

Equity compensation plans not approved by stockholders	472,750	$2.84	250	(1

Total	472,750	$2.84	250	(1

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

Item 5.    Selected Financial Data

For the years ended December 31, 2010 and December 31, 2009, the Company had a net loss of $235,063 and a net loss $183,076, respectively.  The Company's accumulated deficit at the end of December 31, 2010, was $ 12,025,719.

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

Results of Operations

The following overview provides a summary of key information concerning our financial results for the years ended December 31, 2010 and 2009.

Revenues:
	Year Ended December 31,			Increase (Decrease)
	2010	2009		Amount	Percent
Net Revenue	$68,812	$	- 0 -	$68,812	n/a

Revenue: Total revenue was $68,812 and $0 for the fiscal years ended December 31, 2010 and 2009, respectively.  Our increase in revenue of $68,812 is a direct result of collections on a receivable offset by deferred revenue. We cannot guarantee with any certainty when we will generate revenue sufficient to fund ongoing operations. Our future revenues will be reliant upon our ability to produce and market film and entertainment products.

Operating expenses:
	Year Ended December 31,		Increase (Decrease)
	2010	2009	Amount	Percentage
General and administrative expenses	273,802	154,228	$119,574	77.5%

Financing expense	0	17,000	(17,000)	(n/a )%
Depreciation and amortization	8,061	8,279	(218)	(2.7)%
				-

Total operating expenses	281,863	$179,507	$102,356	57.0%

Total operating expenses for the year ended December 31, 2010 increased by $102,356 from the year ended December 31, 2009, because of the write down of Intangible Assets of $131,856 including cost cutting procedures that management implemented.

Other income (expense):
	Year Ended December 31,		Increase (Decrease)
	2010	2009	Amount	Percentage
Other income	$792	$16,439	$15,647	95.1%
Interest (expense)	(22,804)	(20,008)	2,796	13.0%
	-			-
				-
Total other income (expense)	(22,012)	(3,569)	(18,443)	(516)%

Our interest expense was $2,796 higher in 2010, than in 2009, because we issued short-term notes to provide working capital.

 Net (loss):
	Year Ended December 31,		Increase (Decrease)
	2010	2009
Net (loss) before extraordinary gain	$(235,063)	(183,076)	$51,987	$28.3%

Our net loss was approximately 28.3% higher in the year ended December 31, 2010, as compared to the year ended December 31, 2009, because we experienced our first revenues of $68,812, and increased our G & A expenses due to the write down of Intangible Assets of $131,856. A substantial portion of our accrued payroll expense was reduced as a result of our executive officers agreeing to waive any accrual of their yearly salaries.

Operation Plan

Global Entertainment Holdings, operating through its wholly owned subsidiaries of Global Universal Entertainment and Global Universal Film Group, and its 30% owned, Canadian affiliate, Global Universal Pictures (collectively, these entities are sometimes hereinafter referred to as “Global Universal”), is a development stage company engaged in the development and production of low-budget genre pictures.  The Company’s management believes investment risk in such films can be significantly reduced by utilizing Canadian, U.S. and other major countries governmental and territorial tax incentives to cover up to 40%, or more, of each film’s budget. Additional coverage of about 25%, or more, of a film’s budget can be derived from distributor financing, or pre-selling either foreign or U.S. rights to a film.  The balance of each film’s budgeted cost will be obtained from private investment of debt, equity or “gap” financing, or a combination of such items.  To date, the Company, through its affiliates, has produced four films utilizing this financing model.  In order for the Company to achieve meaningful revenues, its films must cross over into a national or international distribution release.  If this occurs, the Company will achieve revenues generated from a significant on-going equity percentage of each film produced.

Liquidity and Capital Resources

We had cash on hand of $31,332, as of December 31, 2010.  In the opinion of management, our available funds will not satisfy our working capital requirements for the next twelve months.  We will, however, need to raise funds to continue to implement our business plan. We plan to raise these funds through private and institutional debt or equity offerings, including interest bearing convertible debentures.  There can be no assurance that the Company will be able to obtain such financing.

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

Current Working Capital

We are subject to a working capital deficit, which means that our current assets on December 31, 2010, were not sufficient to satisfy our current liabilities and, therefore, our ability to continue operations is at risk.  We had a working capital deficit for the year ended December 31, 2010, which means that our current liabilities exceeded current assets on December 31, 2010, by $377,267.  Current assets are assets that are expected to be converted to cash within one year and, therefore, may be used to pay current liabilities as they become due.  Our working capital deficit means that our current assets on December 31, 2010, were not sufficient to satisfy all of our current liabilities on December 31, 2010.  If our ongoing operations do not begin to provide sufficient profitability to offset the working capital deficit, we may have to raise capital or debt to fund the deficit or curtail future operations.

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
(814)838-8258   FAX (841)838-8452

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

Malcolm L. Pollard, Inc.
Erie, Pennsylvania

April 14, 2011 except for the 2010 reclassification of deferred revenue of $450,000 referred to in Note 1  to Consolidated Financial Statements which is April 23, 2012

ITEM 1.   FINANCIAL STATEMENTS

Global Entertainment Holdings, Inc.
Consolidated Balance Sheet

	December 31,	December 31,
	2010	2009
Assets
Current assets:
Cash and cash equivalents	$31,332	$10,913
Accounts Receivable	10,000	10,000
Note Receivable	87,450	87,450
Accrued Interest Income	14,918	14,918
Total current assets	143,700	123,281

Fixed assets, net	6,364	12,425
Total fixed assets	6,364	12,425

Other assets:
Website Software: Less Amortization	2,000
Intangible Assets	580,374	230,855
Other Assets	10,038	17,695
Producer Investments	150,000	150,000

Total other assets	740,412	400,550

Total assets	$890,476	$536,256

Liabilities and Stockholders' Equity
Liabilities not subject to compromise
Accounts payable	$118,045	$97,180
Accrued expenses	225,495	206,707
Deferred revenue	537,450	150,000
Notes payable	346,753	251,268
Debentures	40,000	40,000
Total current liabilities	1,267,743	745,155

Total liabilities	1,267,743	745,155

Stockholders' equity:
Series B Convertible preferred stock, par value $0.001, 4,000,000 shares authorized, 3,990,314 shares issued and outstanding	3,990	3,990
Series C Convertible preferred stock par value $0.001, 6,500,000 shares authorized, 6,500,000 shares issued and outstanding	6,500	6,500
Common stock, $0.001 par value, 230,000,000 shares authorized, 23,917,844 and 22,667,844 shares issued and outstanding at December 31, 2010 and December 31, 2009, respectively	105,972	105,582
Subscription Payable	6,400	10,000
Additional paid-in capital	11,254,165	11,180,765
Additional paid-in capital Preferred B	271,425	271,425
Additional paid-in capital Preferred C

Accumulated (deficit)	(-12,303,865)	(11,931,442)
	(235,063)	(183,076)
	$890,476	536,256

Global Entertainment Holdings, Inc.
Consolidated Statement of Operations

	2010	2009

Net Revenue	$68,812	$

Expenses:
General and administrative expenses	273,802		154,228

Financing expense			17,000
Depreciation & Amortization	8,061		8,279

Total operating expenses	281,863		179,507

Net operating Income (loss)	(213,051)		(179,507)

Other income (expenses):
Other income	792		16,439
Interest expense	(22,804)		(20,008)
Rental Income

Total other income (expenses)	(22,012)		(3,569)

Income (Loss)	(235,063)		(183,076)

Net Income (loss)	$(235,063)		$(183,076)
Basic Earnings (loss) per share:	(0.01)		(0.008)

Weighted average number of common shares outstanding:
Basic	23,143,543		19,916,351

Statements of Changes in Stockholders' Equity

	Common Stock		Preferred Stock		Preferred Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Paid in Capital(Common)	Paid in Capital(Preferred B)	Accumulated(Deficit)	Total Stockholders’ Equity
Balance, December 31, 2008	11,812,844	95,447	6,500,000	6,500	3,990,314	3,990	11,378,455	271,425	12,114,518
Shares to be issued adjustment							-200,000
Shares issued for cash	500,000	500					29,500			30,000
Shares issued for services	30,000	30					1,310			1340
Option and Warrant authorized	1,190,000						34,900			34,900
Shares authorized unissued	100,000						10,000			10,000
Shares issued per Agreement	10,000,000	10,000								10,000
Net Profit for the year ended December 31,2009									-183,076	-183,076
Balance December 31,2009	23,507,844	105,977	6,500,000	6,500	3,990,314	3,990	11,180,765	271,425	-11,931,442	-183,076
Balance, December 31, 2009		-945							-137,360	137,360
Shares issued for cash	500,000	500					29,500			30,000
Shares issued for services	30,000	30					1,310			1340
Shares issued for investment	110,000	110					990			1,100
Warrants and Options issued	1,190,000						28,500			28,500
Shares authorized unissued	310,000						6,400			6,400
Shares issued for compensation	300,000	300					6,700			7,000
Net Profit for the year ended December 31,2010									-235,063	-235,063
Balance December 31,2010	25,947,844	105,977	6,500,000	6,500	3,990,314	3,990	11,254,165	271,425	12,303,865	-235,063

Global Entertainment Holdings Inc.
Consolidated Statements of Cash Flows

	For the years ending December 31,
	2010	2009
Cash flows from operating activities
Net income (loss)	$(235,063)	$(183,076)
Adjustments to reconcile net income to net cash provided by (used in operating activities)
Depreciation and amortization	8,061	8,279
Share-based compensation	7,000	1,500
Changes in assets and liabilities:
Trade and other accounts receivable	(10,000)
Other assets	(7,657)	(5,500)
Contingent advances
Accounts payable and accrued expenses	39,653	55,243
Note receivable	72,550
Deferred revenue	(387,450)
Net cash (used in) operating activities	(575,456)	(61,004)

Cash flows from investing activities:
Purchases of property and equipment	451,131
Net cash (used in) investing activities	451,131

Cash flows from financing activities:
Cash from issuance of common stock	30,000	55,000
Proceeds from notes payable	(79,844)	7,664
Subscription Payable
Proceeds from investor participation borrowings
Proceeds from investor obligations
Principal repayments on capital lease obligations
Value of Warrants issued	34,900	7,000
Net cash provided by financing activities	595,875	69,664

Increase (decrease) in cash	20,419	8,660
Cash - beginning of period	10,913	2,253
Cash - ending of period	$31,332	$10,913

Global Entertainment Holdings Inc.
Notes To Consolidated Financial Statements

Note 1 – Summary of Accounting Policies

Footnote

After discussion with the Staff of the Securities and Exchange Commission, the Company acquiesced to the Staff’s position that $450,000 in revenue realized from license fees of film rights should have been deferred into subsequent periods, not fee revenue in the current period.  Additionally, the Company’s executive management performed an impairment analysis of the film, scripts and movie rights which is reflected in a write down of the intangible asset account of $131,856 and a corresponding increase in the General and Administrative expense account.

	Before	After
Revenue	$456,262	$68,812
General and Administrative Expense	$141,946	$273,802
Earnings	$284,243	$235,063
Earnings per share	$0.01	$(0.01)
Current Liabilities	$840,293	$1,267,743
Deferred Revenue	$150,000	$537,450

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

The Intangible Assets consist of The Book Rights, TV Game/Reality Show,  Film Rights and Movies  costs are recorded as assets as required by the AICPA Statement of Position 00-2. The costs will be amortized using the individual film forecast computation method.

Global Universal Film Group, Inc., purchased the majority of the Books, TV and Movie Rights in January, 2006, for approximately $160,000. The total as of December 31, 2010 and December 31, 2009 respectively is $580,374 and $230,855.  The expenditures that are related to specific Film, TV or Book projects are capitalized as a long-term asset.  The capitalized costs will be amortized using the individual film forecast computation method as film revenues are obtained.

Executives of the Company did a review and cash flow analysis of all the Intangible Assets as of December 31, 2010, the results of that analysis was a net reduction in Intangible Assets of $131,856 from $712,230 to $580,374.

Intangible Assets consist of:

	2010	2009
Book Rights	$1,864	$1,864
TV Game/Reality Show	5,966	5,966
Film Rights	44,370	189,175
Movies	478,174	33,850
Screenplays	25,000
Screenplay / Synopsis	25,000

Total	$580,374	$230,855

The Company adheres to the AICPA Statement of Position 98-1 Accounting for the Cost Of computer software Developed or Obtained for Internal Use. During the year 2007 the Company had expenditures of $6,000 for Global Universal film Group Inc. our subsidiary for the development of its website. Software purchased will be amortized over a period of three years straight-line basis. The amortization began in the year 2008..  The amortized amount for the years 2010 and 2009 was $2,000. for each year respectively. As of December 31, 2010 the full $6,000 has been amortized.

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

The $150,000 fee has been recorded as deferred revenue and will be amortized as a percentage of the net receipts from the sale of the film rights.

At December 31,2010 and December 31, 2009 Deferred Revenue was $537,450 and $150,000 respectively.

Deferred Revenue	December 31, 2010	December 31, 2009
Blue Seduction	$87,450	$150,000
American Sunset	150,000
Plaster Rock	150,000
The Night		150,000

Total	$537,450	$150,000

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

The following table represents the effect on net (loss) and (loss) per share if the Company had applied the fair value based method and recognition provisions of SFAS No. 123:

	2010	2009
Net (loss), as reported	$(235,063)	$(183,076)
Add: Employee stock-based compensation Expense, as reported
Deduct: Total stock-based employee compensation expense determined under fair value method
Pro forma net (loss)	$(235,063)	$(183,076)
Net (loss) per common share
Basic (loss) per share, as reported	$(0.01)	$(0.01)
Basic per share, pro forma	$(0.01)	$(0.01)

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

Accrued Expenses totaling $225,495 are obligations that have been uncured during the operating cycle but may not be immediately payable. The categories of this line item are:  general accrued expenses $11,339, accrued interest $61,260 and accrued payroll $152,894.

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

Deferred Revenue	December 31, 2010
Blue Seduction	$87,450
American Sunset	150,000
Plaster Rock	150,000
The Night	150,000

Total	$537,450

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

The differences between the statutory and effective tax rates are as follows for the year ended December 31, 2009:

	December 31,
	2010		2009
Federal statutory rates	$(235,063)	(34%)	$(183,076)	34%
State income taxes	0		0
Valuation allowance for operating loss carry forwards	(235,063)	34%	(183,076)	34%
Permanent difference for discharge of debt	0	0%	0	0%
Other	0	0%	0	0%
Effective rate	$0	0%	$-0-	0%

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

Common Stock Issued in 2010

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

Note 9- Net Income (Loss) Per Share

Net income per share is calculated using the weighted average number of shares of common stock outstanding during the year. Options/Warrants to purchase 1,720,675 and 530,675 common shares were not considered in the calculation for diluted earnings per share for the years ended December 31, 2010 and December 31, 2009 respectively. In accordance with SFAS No. 128, the control number used in determining the dilutive effect of warrants and options is based on operating income. Therefore, because the Company experienced a net operating loss as of December 31, 2010, the effect of their inclusion based would be anti-dilutive and hence, were not included.

	2010			2009
	Income (Loss)	Shares	Per Share	Income (Loss)	Shares	Per Share
Net income (loss)	$(235,063)			$(183,076)
				(183,076)
Preferred dividends	0			0
Income (loss) available to common shares holders	$(235,063)			$(183,076)
Basic earnings (loss) Per Share:
	$(235,063)	23,143,543	$(0.01)	$(183,076)	19,916,351	$(0.01)
Total	$(235,063)	23,143,543	$(0.01)	$(183,0.76)	19,916,351	$(0.01)

Following is a reconciliation of the shares used for the basic earnings per share (EPS) and diluted EPS calculations.

Basic EPS:

	Year End
	December 31,
	2010	2009
Weighted average number of shares of common stock outstanding	23,143,543	19,916,351
Fully Diluted:	40,578,496	36,631,304
Diluted EPS:	$(0.006)	$(0.005)

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

Jacqueline Giroux has extensive experience in structuring financing and co-production deals, having successfully arranged for co-productions between Canada, France and Germany, as well as Canada, France and Australia.  In 2000, she wrote and directed “Coo Coo Cafй”, a satire on the media networks.  “Coo Coo Cafй” the first film produced in New Brunswick Canada, was invited to the Sundance Film Festival, as well as received an invitation by the American Film Institute to be considered as one of the Best Screenplays of the year 2000.  She is a past nominee of The New York Film and Video Festival, and The Cannes Film Festival’s “Out of Competition” series. She has been profiled in several books, and appeared on The Tonight Show, The Merv Griffin Show, and The Geraldo Rivera Show, “Now It Can Be Told”.

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

Beneficial Ownership of Securities (1)(2)

				Number of	Percent
				Shares of	of Class
	Number of		Number of	Common	Owned	Number of
	Shares of	Percent	Shares of	Assuming	Assuming	Shares of
	Common	Of Class	Series B preferred	Conversion	Conversion	Series C preferred	Percent
	Beneficially	Beneficially	Beneficially	of	of	Beneficially	of Class
Affiliates	Owned	Owned	Owned	Series B (3)	Series B	Owned	Owned
Rochester Capital Partners (4)	14,925,000	61.37%	641,225	15,566,225	54.99%
Gary Rasmussen – CEO & Dir (5)	113,500	0.47%	1,093,227	1,206,727	4.26%	3,500,000	53.85%
Daniel Sherkow -- COO - GUE (6)	400,000	1.64%		400,000	1.41%
Terry Gabby - Controller (7)	165,000	0.68%		165,000	0.58%
Virginia Perfili – Director	314,450	1.29%		314,450	1.11%
Stanley Weiner – CFO & Dir (8)	712,384	2.93%		712,383	2.52%
Jacqueline Giroux (9)	59,855	0.25%	2,255,682	2,315,537	8.18%	3,000,000	46.15%

Shares held by Insiders	16,690,188	68.63%	3,990,134	20,680,322	73.06%	6,500,000	100.00%

Other Shareholders	7,627,656	31.38%		7,627,656	26.94%

Total Amounts	24,317,844	100.00%	3,990,134	28,307,978	100.00%	6,500,000	100.00%

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

7.
Mr. Gabby holds 15,000 shares of common stock directly in his name, and stock options to purchase 100,000 shares (of which 50,000 shares are exercisable within 60 days) of our common stock at a price of $0.05 per share.

8.
Mr. Weiner holds 612,384 shares directly, and a stock option to purchase 200,000 shares (of which 100,000 shares are exercisable within 60 days) of our common stock at a price of $0.05 per share.  Does not include an additional 207,288 shares held by adult members of Mr. Weiner’s family, for which he disclaims any beneficial interest.

9.
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

10.13	Investment Agreement with Imperial Capital Holdings, dated January 16, 2006 (Incorporated by reference to the exhibits to Form 8-K filed on February 1, 2006)
10.14	Registration Rights Agreement with Imperial Capital Holdings, dated January 19, 2006 (Incorporated by reference to the exhibits to Form 8-K filed on February 1, 2006)
10.15	Placement Agent Agreement with Brewer Financial Services, LLC., dated January 16, 2006 (Incorporated by reference to the exhibits to Form 8-K filed on February 1, 2006)
10.16	2006 Non-Qualified Stock Compensation Plan (Incorporated by reference to the exhibits to Form S-8 filed on February 28, 2006)
10.19	Share Exchange Agreement with Easy Money Express, Inc., dated March 31, 2006
10.20	Service Agreement between Easy Money Express and M2 Internet, dated June 16, 2006 (1)
10.21	Restated Investment Agreement between the Registrant and Imperial Capital Holdings, dated July 28, 2006 (2)
10.22	Restated Registration Rights Agreement between the Registrant and Imperial Capital Holdings, dated July 28, 2006 (2)
10.23	Restated Placement Agent Agreement between the Registrant and Brewer Financial Services, dated July 28, 2006 (2)
10.24	Letter of Intent between the Registrant and CardMart Plus, dated November 17, 2006 (3)
10.25	Termination of Letter of Intent with CardMart Plus, dated February 20, 2007 (4)
10.26	Letter Agreement to Acquire Shares between the Registrant and Rochester Capital Partners, dated March 5, 2007 (6)
10.27	Acquisition of Hands Free Entertainment (Incorporated by reference to exhibits to Form 8-K, filed on January 4, 2008)
10.28	Disposition of LitFunding USA (Incorporated by reference to exhibits to Form 8-K, filed on April 8, 2008)
10.29	Recession Agreement With Hands Free Entertainment (Incorporated by reference to exhibits to Form 8-K, filed on April 10, 2008)
10.30	Exclusive License Agreement with Global Universal Pictures (Incorporated by reference to exhibits to Form 8-K, filed on December 11, 2008)
10.31	Music Rights Agreement with B & J Pictures (Incorporated by reference to exhibits to Form 8-K, filed on December 11, 2008)
10.32	Guarantee and Amended Exclusive License Agreement with Global Universal Pictures (Incorporated by reference to exhibits to Form 8-K, filed on December 11, 2008)
10.33	Joint Venture Agreement with Global Renaissance Entertainment Group (Incorporated by reference to Exhibit 10.1 to Form 8-K, filed on November 19, 2009)
10.34	Exclusive License Agreement with Global Universal Pictures for Plaster Rock, dated January 4, 2010
10.35	Executive Employment with Daniel Sherkow dated February 15, 2010

10.36	Exclusive License Agreement with Global Universal Pictures for The Night, dated March 19, 2010
10.37	Exclusive License Agreement with Global Universal Pictures for American Sunset, dated April 13, 2009
10.38	Representation Agreement with American Sunset Pictures for Sales of American Sunset, dated April 21, 2010, and Restated Investment Undertaking dated April 21, 2010
10.39	Amended Exclusive License Agreement with Global Universal Pictures for American Sunset, dated May 28, 2010
10.40	Co-Production and Screenplay Purchase Agreement between the Company and MPH Productions, dated June 10, 2010
10.41	Share Exchange Agreement between the Company and Global Renaissance Entertainment Group, dated July 1, 2010
10.42	Executive Employment Agreement dated August 9, 2010

20	Letter to Shareholders dated March 11, 2003 (Incorporated by reference to the exhibits to Form 8-K filed on March 11, 2003)
21	List of Subsidiaries: California LitFunding, E. Evolution Expeditions and LitFunding USA (Incorporated by reference to the exhibits to Form 10-KSB filed on March 21, 2005)
21.1*	List of Subsidiaries: Global Entertainment Holdings, Inc.
23.1*	Consent of Independent Registered Public Accounting Firm
31.1*	Certification of Gary Rasmussen pursuant to Section 302 of the Sarbanes-Oxley Act
31.2*	Certification of Stanley Weiner pursuant to Section 302 of the Sarbanes-Oxley Act
32.1*	Certification of Gary Rasmussen pursuant to Section 906 of the Sarbanes-Oxley Act
32.2*	Certification of Stanley Weiner pursuant to Section 906 of the Sarbanes-Oxley Act
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

GLOBAL ENTERTAINMENT HOLDINGS, INC.

Date: April 24, 2012	By:	/s/ Gary Rasmussen
Name Gary Rasmussen
Title CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Global Entertainment Holdings, Inc.

Date: April 24, 2012	By:	/s/ Gary Rasmussen
Name Gary Rasmussen
Title CEO & Chairman of the Board

Global Entertainment Holdings, Inc.

Date: April 24, 2012	By:	/s/ Stanley Weiner
Name Stanley Weiner
Title Chief Financial Officer & Director

Global Entertainment Holdings, Inc.

Date: April 24, 2012	By:	/s/ Virginia Perfili
Name Virginia Perfili
Title Director